Form 10-Q
period 1994-06-30
NEW MEXICO & ARIZONA LAND CO
filed 1994-08-08
CIK 71478

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the Quarter Ended  June 30, 1994, Commission File Number: 0-497

                    NEW MEXICO AND ARIZONA LAND COMPANY
           (Exact name of registrant as specified in its charter)


                Arizona                               43-0433090
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

 2810 North Third Street, Suite 203, Phoenix, Arizona       85004
      (Address of principal executive offices)            (Zip Code)

 Registrant's telephone number, including area code: 602/266-5455

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for
the past 90 days. Yes /X /    No  /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                          2,479,853
         Class                          Outstanding at June 30,1994

New Mexico and Arizona Land Company and Subsidiaries       FORM 10-Q


                                                           Page
                                                           Number

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements
     Consolidated statements of operations for the three
     and six months ended June 30, 1994 and 1993             3

     Consolidated balance sheets as of
     June 30, 1994 and December 31, 1993                     4

     Consolidated statements of cash flows for the
     six months ended June 30,1994 and 1993                  5

     Notes to consolidated financial statements              6

  Item 2. Management's discussion and analysis of
     financial condition and results of operations           7

PART II - OTHER INFORMATION                                  8

SIGNATURES                                                   8

New Mexico and Arizona Land Company and Subsidiaries    FORM 10-Q
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                       Quarter ended    Six months
                                          June 30,    ended June 30,
(In thousands, except per share data)   1994   1993      1994   1993
- - --------------------------------------------------------------------
Revenues:
   Property Sales                     $2,987 $1,926    $5,131 $3,076
   Property rentals                      739    860     1,511  1,616
   Investment income                     277    207       717    429
   Other                                  97     91       147    161
                                      ------ ------    ------ ------
                                       4,100  3,084     7,506  5,282
                                      ------ ------    ------ ------

Expenses:
   Cost of property sales              1,508  1,211     2,794  1,784
   Rental property                       308    301       591    602
   General and administrative            738    287     1,100    581
   Interest                              282    423       558    839
   Depreciation/depletion/amortization   131    160       269    301
   Other                                   2      5         4      8
                                      ------ ------    ------ ------
                                       2,969  2,387     5,316  4,115
                                      ------ ------    ------ ------
Income Before Joint Ventures, Minority
  Interests and Income Taxes           1,131    697     2,190  1,167
Loss from joint ventures                (192)   (38)     (188)   (58)
Minority interests                      (260)            (316)     0
                                      ------ ------    ------ ------
Income Before Income Taxes               679    659     1,686  1,109
Provision for income taxes               285    261       697    440
                                      ------ ------    ------ ------
NET INCOME                            $  394 $  398    $  989 $  669
                                      ====== ======    ====== ======

NET INCOME PER SHARE OF COMMON STOCK  $ 0.16 $ 0.16    $ 0.40 $ 0.27
                                      ====== ======    ====== ======

AVERAGE NUMBER OF COMMON SHARES        2,480  2,481     2,480  2,481
                                      ====== ======    ====== ======

See the accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries       FORM 10-Q
CONSOLIDATED BALANCE SHEETS
                                             Unaudited
                                              June 30,   December 31,
(Dollars in thousands)                           1994        1993
- - ---------------------------------------------------------------------
ASSETS
   Properties, net                             $36,119    $35,899
   Receivables, net                              9,435      8,842
   Investments in joint ventures                   475        666
   Cash and cash equivalents                     1,058        534
   Other                                         1,070        681
                                               -------    -------
   Total Assets                                $48,157    $46,622
                                               =======    =======

LIABILITIES AND SHAREHOLDERS  EQUITY
   Notes payable and lines of credit           $16,180    $15,268
   Accounts payable and accrued liabilities      1,074      1,306
   Deferred revenue and commissions              5,122      5,566
   Deferred income taxes                         3,026      3,070
                                               -------    -------
   Total liabilities                            25,402     25,210

Minority Interests                                 592        259

Shareholders' Equity:
   Common stock, no par value; 30,000,000
    shares authorized; 2,490,679 shares
    issued; 2,479,853 shares outstanding        7,812       7,812
   Additional paid-in capital                      911        891
   Retained earnings                            13,532     12,542
   Treasury stock, at cost,10,826 shares           (92)       (92)
                                               -------    -------
   Total shareholders' equity                   22,163     21,153
                                               -------    -------
Total Liabilities and Shareholders Equity      $48,157    $46,622
                                               =======    =======

See the accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries        FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30,                         1994       1993
(Dollars in thousands)                              (Unaudited)
- - -------------------------------------------------------------------
Cash Flow from Operating Activities:
NET INCOME                                        $989       $669
Non-cash items included above:
   Depreciation/depletion/amortization             269        301
   Deferred revenue                               (957)      (365)
   Deferred income taxes                           (44)      (218)
   Loss from joint ventures                        188         58
   Minority interests                              316          0
   Employee restricted stock plan                   20         29
Net change in:
   Receivables                                    (680)        50
   Land held for sale                             (362)      (598)
   Other assets                                   (133)       192
   Accounts payable and accrued liabilities       (232)       202
                                                ------     ------
Net cash flow from operating activities           (626)       320

Cash Flow From Investing Activities:
   Additions to properties                        (129)    (2,015)
   Proceeds from sale of properties                  2         57
   Proceeds from notes receivable                  601        596
   Contribution to joint ventures                    0        (18)
   Distributions from joint ventures                 3         43
                                                ------     ------
Net cash flow from investing activities            477     (1,337)

Cash Flow From Financing Activities:
   Proceeds from debt                            2,305      2,875
   Payment of debt                              (1,649)    (2,089)
   Capital contribution from minority
     interest partners                              17        264
   Purchase treasury shares                          0        (51)
                                                ------     ------
Net cash flow from financing activities            673        999
                                                ------     ------
Net increase (decrease) in cash
    and cash equivalents                           524        (18)
                                                ------     ------
Cash and cash equivalents
   at beginning of year                            534        216
                                                ------     ------
Cash and cash equivalents at end of period      $1,058     $  198
                                                ======     ======

See the accompanying Notes to Consolidated Financial Statements

New Mexico and Arizona Land Company and Subsidiaries      FORM 10-Q

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's 1993 annual report to shareholders.

2. The results of operations for the three and six months ended June 30, 1994 and 1993, are not necessarily indicative of the results to be expected for the full year.

3. During the period ended June 30, 1994, the Company recorded an expense of $398,000, which is the total amount due under an employment agreement upon resignation of a certain officer. Mr. Richard E. Leonard resigned as Chairman, President and Chief Executive officer on June 27, 1994.

The Company also recorded additional depletion for certain of its oil and gas interests in the amount of $186,000, which is reflected in loss from joint ventures.

4. During the six months ended June 30, 1994 and 1993, the Company sold land in exchange for notes receivable in the amount of $601,000 and $510,000 respectively, all of which was deferred.

5. The Company s consolidated financial statements include those of its wholly-owned subsidiaries, NZ Properties, Inc., NZ Development Corporation and NZU Inc., along with three joint ventures in which the Company holds a majority ownership.

6. Certain amounts have been reclassified for comparative purposes.

7. Earnings per share are based on 2,479,853 and 2,481,442 shares in 1994 and 1993 respectively, which represents the weighted average number of shares outstanding.

New Mexico and Arizona Land Company and Subsidiaries        FORM 10-Q

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations, along with unused borrowing capacity, should be adequate for continuing operations and modest future investments.

Financing, at the joint venture level, is being utilized to develop single-family lots. These loans are secured by the properties involved, along with guarantees from the Company and its partner. On January 1, 1994 the Company s line of credit converted to a reducing revolving term loan with a commitment base of $3,750,000. On April 26,1994 the commitment base on this line reduced to $2,500,000 and on January 1, 1995 the base will further reduce to $1,250,000. The loan, which matures June 30, 1995, is secured by various real estate holdings and notes receivable. At June 30, 1994 the Company had $1,050,000 borrowed on this line.

RESULTS OF OPERATIONS

For the six months ended June 30, 1994 net income was $989,000 ($.40/per share) compared to $669,000 ($.27/per share) for the same period of 1993. During the six month period of 1994, the Company recorded two major expense items, the liability in connection with the resignation of its president and additional depletion of certain of its oil and gas interests. (see Note 3 on page six) But, due to increased sales of single-family lots, the recognition of interest income from a note receivable, and a decrease in interest expense, earnings for the six month period of 1994 outpaced those of the same period of 1993.

New Mexico and Arizona Land Company and Subsidiaries        FORM 10-Q


                      PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the six month period ended June 30, 1994, requiring a response to Items 1 through 5 of Regulation S-K.

     6. Exhibits and Reports on Form 8-K

        (A) Exhibits
            None

        (B) Form 8-K filed May 11, 1994
            Item 1. Change in Control of Registrant

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                New Mexico and Arizona Land Company


                                 s/E.M.Bedewi
                                E. M. Bedewi,
                                Sr. Vice President and Treasurer



                                 s/William A. Pope
                                William A. Pope,
                                President and Chief Executive Officer


Date:    August 3, 1994