Form 10-Q
period 1994-09-30
NEW MEXICO & ARIZONA LAND CO
filed 1994-11-07
CIK 71478

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the Quarter Ended:      SEPTEMBER 30, 1994

Commission File Number:     0-497

                NEW MEXICO AND ARIZONA LAND COMPANY
       Exact name of registrant as specified in its charter)

                ARIZONA                  43-0433090
  (State or other jurisdiction of    (I.R.S. Employer
   incorporation or organization)   Identification No.)

2810 NORTH THIRD STREET, SUITE 203, PHOENIX, ARIZONA      85004
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: 602/266-5455

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for
the past 90 days.    Yes  [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 COMMON STOCK, NO PAR VALUE                  2,479,853
             Class              Outstanding at September 30, 1994

New Mexico and Arizona Land Company and Subsidiaries    FORM 10-Q

                                                              Page
                                                             Number

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated statements of operations for the three
         and nine months ended September 30, 1994 and 1993      3

         Consolidated balance sheets as of
         September 30, 1994 and December 31, 1993               4

         Consolidated statements of cash flows for the
         nine months ended September 30,1994 and 1993           5

         Notes to consolidated financial statements             6

     Item 2. Management's discussion and analysis of
         financial condition and results of operations          7

PART II - OTHER INFORMATION                                     8

SIGNATURES                                                      8

New Mexico and Arizona Land Company and Subsidiaries    FORM 10-Q

                       PART 1 - FINANCIAL INFORMATION
ITEM 1:  Financial Statements

        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Period ended September 30,           Third Quarter    Nine Months
(In thousands, except per share data) 1994   1993    1994   1993
- - -----------------------------------------------------------------
Revenues:
Property sales                      $2,330 $1,353  $7,461 $4,429
Property rentals                       804    778   2,315  2,394
Investment income                      243    225     960    654
Other                                   76     86     223    247
                                    ------ ------  ------ ------
                                     3,453  2,442  10,959  7,724

Expenses:
Cost of property sales               1,350    948   4,144  2,732
Rental property                        302    281     893    883
General and administrative             242    291   1,342    872
Interest                               257    407     815  1,246
Depreciation, depletion
 and amortization                      135    150     404    451
Other                                    2      4       6     12
                                    ------ ------  ------ ------
                                     2,288  2,081   7,604  6,196

Income Before Joint Ventures,
 Minority Interests and
 Income Taxes                        1,165    361   3,355  1,528
Loss from joint ventures               (11)   (15)   (199)   (73)
Minority interests                    (139)   (21)   (455)   (21)

Income Before Income Taxes            1,015   325   2,701  1,434
Provision for income taxes              390   131   1,087    571
                                     ------ -----  ------  -----
NET INCOME                           $  625 $ 194  $1,614  $ 863
                                     ====== =====  ======  =====

Income Per Share of Common Stock     $ 0.25 $0.08  $ 0.65  $0.35
                                     ====== =====  ======  =====

Average Number of Common Shares       2,480 2,481   2,480  2,481
                                     ====== =====  ======  =====

See the accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries    FORM 10-Q
ITEM 1: Financial Statements (continued)

                CONSOLIDATED BALANCE SHEETS
                                         Unaudited
                                       September 30, December 31,
(Dollars in thousands)                     1994          1993
- - ----------------------------------------------------------------
Assets
Properties, net                          $36,976       $35,899
Receivables, net                           8,709         8,842
Investments in joint ventures                464           666
Cash and cash equivalents                  2,498           534
Other                                      1,374           681
                                         -------       -------
Total Assets                             $50,021       $46,622
                                         =======       =======
Liabilities and Shareholders' Equity
Notes payable and lines of credit        $16,010       $15,268
Accounts payable and accrued liabilities   1,864         1,306
Deferred revenue and commissions           5,679         5,566
Deferred income taxes                      2,925         3,070
                                         -------       -------
 Total liabilities                        26,478        25,210

Minority Interests                           747           259

Shareholders' Equity:
Common stock, no par value; 30,000,000
 shares authorized; 2,490,679 shares
 issued; 2,479,853 shares outstanding      7,812         7,812
Additional paid-in capital                   920           891
Retained earnings                         14,156        12,542
Treasury stock, at cost, 10,826 shares       (92)          (92)
                                         -------       -------
 Total shareholders' equity               22,796        21,153
                                         -------       -------
Total Liabilities
 and Shareholders' Equity                $50,021       $46,622
                                         =======       =======

See the accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries    FORM 10-Q
ITEM 1: Financial Statements (continued)

      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30,            1994          1993
(Dollars in thousands)
- - -----------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                $1,614      $  863
Non-cash items included above:
Depreciation, depletion and amortization     404         451
Deferred revenue                            (577)       (611)
Deferred income taxes                       (145)       (258)
Loss from joint ventures                     198          73
Minority interests                           455          21
Employee restricted stock plan                29          40
Net Change In:
 Receivables                                   3         (14)
 Land held for sale                       (1,091)       (188)
 Other assets                               (443)        154
 Accounts payable and accrued liabilities    558         479
                                          ------       -----
Net cash flow from operating activities    1,005       1,010

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to properties                     (660)     (2,005)
Proceeds from sale of properties             270          55
Proceeds from notes receivable               820         884
Contribution to joint ventures                 0         (19)
Distributions from joint ventures              4          43
                                          ------      ------
Net cash flow from investing activities      434      (1,042)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt                         3,531       2,875
Payment of debt                           (3,039)     (2,735)
Capital contribution from minority
 interest partners                            33         275
Purchase treasury shares                       0         (51)
                                          ------      ------
Net cash flow from financing activities      525         364
                                          ------      ------
Net increase in cash and cash equivalents  1,964         332
                                          ------      ------
Cash and cash equivalents at
 beginning of year                           534         216
                                          ------      ------
Cash and cash equivalents at
 end of period                            $2,498      $  548
                                          ======      ======

See the accompanying Notes to Consolidated Financial Statements

New Mexico and Arizona Land Company and Subsidiaries    FORM 10-Q

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments of only a recurring nature necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the notes to consolidated financial statements appearing in the Company's 1993 annual report on Form 10-K.

2. The results of operations for the three and nine months ended September 30, 1994 and 1993, are not necessarily indicative of the results to be expected for the full year.

3. During the nine months ended September 30, 1994 and 1993, the Company sold land in exchange for notes receivable in the amount of $816,000 and $1,409,000 respectively, all of which was deferred.
4. The Company s consolidated financial statements include those of its wholly-owned subsidiaries, NZ Properties, Inc., NZ Development Corporation and NZU Inc., along with three joint ventures in which the Company holds a majority ownership.

5. Certain amounts have been reclassified for comparative purposes.

6. Earnings per share are based on 2,479,853 and 2,480,906 shares in 1994 and 1993 respectively, which represent the weighted average number of shares outstanding.

New Mexico and Arizona Land Company and Subsidiaries    FORM 10-Q

ITEM 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations, along with unused borrowing capacity, should be adequate for continuing operations and modest future investments.

Financing, at the joint venture level, is being utilized to develop single-family lots. These loans are secured by the properties involved, along with guarantees from the Company and its partner. On January 1, 1994 the Company s line of credit converted to a reducing revolving term loan with a commitment base of $3,750,000. On April 26,1994 the commitment base on this line reduced to $2,500,000 and on January 1, 1995 the base will further reduce to $1,250,000. The loan, which matures June 30, 1995, is secured by various real estate holdings and notes receivable. At September 30, 1994 the Company had $150,000 borrowed on this line.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1994, net income was $1,614,000 ($.65 per share) compared to $863,000 ($.35 per share)
for the same period of 1993. During the nine month period of 1994, the Company recorded two major expense items, the liability of $398,000 in connection with the resignation of its president and additional depletion of $186,000 on certain of its oil and gas interests. But, due to increased sales of single-family lots, the sale of a 23-acre single-family site, the recognition of interest income from a note receivable, and a decrease in interest expense, earnings for the nine month period of 1994 outpaced those of the same period of 1993.

In October 1994, escrow closed on the sale of an office/industrial building located in Phoenix and a multi-family parcel in one of our Seven Bar projects in Albuquerque (NZ holds a majority interest in the Seven Bar joint ventures). Proceeds from these sales will result in a substantial gain in the fourth quarter 1994. With the Seven Bar sale, the Company has recouped its investment in one of the two Seven Bar joint ventures. Funds from these and other sales are earmarked for reinvestment and the Company is diligently pursuing redeployment of these assets.

New Mexico and Arizona Land Company and Subsidiaries    FORM 10-Q

                   PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the nine month period ended September 30, 1994, requiring a response to Items 1 through 5 of Regulation S-K.

6.   Exhibits and Reports on Form 8-K

     (A) Exhibits
         Exhibit 27. Financial Data Schedule

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


                               s/W. M. KELLEY
                              W. M. Kelley
                              Vice President and
                              Corporate Secretary


Date: November 7, 1994