Form 10-K
NEW MEXICO & ARIZONA LAND CO
filed 1995-03-29
CIK 71478

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549
                           FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1995

                 COMMISSION FILE NUMBER: 0-497
              NEW MEXICO AND ARIZONA LAND COMPANY
    (Exact name of registrant as specified in its charter)
                            ARIZONA
(State or other jurisdiction of incorporation or organization)
                          43-0433090
             (I.R.S. Employer Identification No.)
  2810 NORTH THIRD STREET, SUITE 203, PHOENIX, ARIZONA   85004
     (Address of principal executive offices)          (Zip Code)
                         602/266-5455
     (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE
   Securities registered pursuant to Section 12(g) of the Act:
          Title of class: COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

State the aggregate market value of voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
AGGREGATE MARKET VALUE $11,161,120. CLOSING PRICE on the American Stock Exchange on February 21, 1995: $9.875 PER SHARE.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. Class: Common stock, no par value. Outstanding at February 21, 1995: 2,479,853 shares.

              DOCUMENTS INCORPORATED BY REFERENCE
Part III of the Form 10-K incorporates by reference certain portions of the registrant's definitive proxy statement to be filed with the Commission.

New Mexico and Arizona Land Company and Subsidiaries    FORM 10-K


                           INDEX

Item 1: Business............................................... 3

Item 2: Properties............................................. 4

Item 3: Legal Proceedings...................................... 6

Item 4: Submission of Matters to a Vote of Security Holders.... 6

Item 5: Market for the Registrant's Common Equity and Related
        Stockholder Matters.................................... 7

Item 6: Selected Financial Data................................ 8

Item 7: Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................... 9

Item 8: Financial Statements and Supplementary Data............12

Item 9: Changes in and disagreements with Accountants on
        Accounting and Financial Disclosure....................29

Item 10:Directors and Executive Officers of the Registrant.....29

Item 11:Executive Compensation.................................29

Item 12:Security Ownership of Certain Beneficial Owners and
        Management.............................................29

Item 13:Certain Relationships and Related Transactions.........29

Item 14:Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K................................29

ITEM 1:  BUSINESS
-----------------
     New Mexico and Arizona Land Company ("the Company") was organized in 1908 as an Arizona Corporation. It now has 19 full time employees. The Company's principal business is real estate which is currently conducted principally in Arizona and New Mexico.
     The Company also owns over one million acres of fee mineral rights in these two states. Financial information about industry segments appears in Note 9 to the consolidated financial statements. The Company's real estate and mineral holdings are listed and described under Item 2.
     The primary objective is to always maintain financial integrity, maximize the value of existing assets, and capitalize on new business opportunities as they may arise in the ever changing real estate and mineral markets. Presently, the Company is considering the acquisition of one, or more, new businesses, possibly unrelated to real estate, with the objective of creating more reliable base income and cash flows.
     The Company owns a 75% partnership interest in three real estate joint ventures. In 1994 these joint ventures sold approximately 60 acres of multi-family property, 30 acres of residential land, and a total of 269 residential lots that were developed by the joint ventures. $13,700,000 of revenue was generated by these joint ventures. We expect that lot sales in 1995 will be comparable to 1994.
     In northeastern Arizona, the Company still owns over 160,000 acres of rural grazing land originating from railroad grants. In the past fifteen years, over 65,000 acres have been sold through 40-acre recreational subdivision programs. Typically the land is sold in 40-acre parcels, with a small down payment, on 15 year contracts. Cash flow, principal and interest, from the installment contracts was over $1,500,000 in 1994. The Company is looking to continue these type of programs by purchasing additional subdividable properties.
     The Company continues to own and profitably operate four apartment complexes in New Mexico. These units have federally-subsidized rent contracts designed for the elderly or handicapped and enjoy essentially no vacancies. 1994 operating profit from these rental units exceeded $1,600,000 before depreciation and debt service. In 1994, these units were refinanced at a lower interest rate, with an extended term.
     With the resurgence of the commercial real estate market, the Company is looking for the highest and best use of its small parcels. It is expected that some activity, on these parcels, will occur in 1995.
     The Company's fee mineral acreage contains known deposits of uranium, limestone, coal and other minerals. One relatively large deposit of uranium on Company mineral lands is currently leased, as is the limestone deposit. In 1994, the Company purchased 60% of the uranium rights to a 140 acre parcel of land, which is known to contain uranium mineralization contiguous to the Company's mineral rights containing uranium. The Company also owns certain small working interests and royalty interests in a number of oil wells in New Mexico and Oklahoma. Current revenue from mineral activities, which consist of royalties, petroleum production, and leasing and sales of mineral rights, do not constitute a significant portion of the Company's consolidated revenue.

ITEM 2:  PROPERTIES
-------------------
The following are schedules of properties owned by the Company at December 31, 1994:
-----------------------------------------------------------------
                                             Year     Encumbrance
                                           Acquired/  (Dollars in
Location          Description              Developed   thousands)
-----------------------------------------------------------------
RENTAL PROPERTIES
ARIZONA
Scottsdale   I.C.E. Buildings
             13,020-square feet
             of buildings                      1983       $ 844

Tempe        12th Place Building
             37,908-square foot building       1983         844

Tucson       8 acres leased to
             Parking Company of America;
             Park and fly facility          1984-1988         0
NEW MEXICO
Albuquerque  Brentwood Gardens Apartments
             122-unit complex on 7.5 acres     1985       3,248

             Airpark Building<F1>
             40,000-square foot office
             building on 2.5 acres          1985-1986         0

Farmington   Apple Ridge Apartments
             80-unit complex on 5.7 acre       1985       2,148

Las Cruces   Montana Meadows Apartments
             80-unit complex on 6.1 acre       1985       2,039

Roswell      Wildewood Apartments
             60-unit complex on 4.3 acre       1985       1,470

-------------------------------
LAND HELD FOR SALE
---------------------------------------------------------------
NEW MEXICO
Albuquerque  Manzano Mesa Ltd Partnership<F2>
             Residential lot development    1992-2006       419
             planned for 500 lots in five
             phases of which 262 lots were
             sold as of mid-February, 1995.

             Brown/NZD Development
              Joint Venture<F3>
             Residential lot development    1993-1995       299
             SEVEN BAR SOUTH, 174 lots in
             three phases of which 104
             were sold as of mid-
             February, 1995.
             SEVEN BAR NORTH, 587 lots      1995-1999         0
             planned in nine phases, with
             103 lots in phase I under
             contract for sale as of
             mid-February, 1995.
[FN]
<F1> The property is owned by a general partnership of which the
     Company owns 50%.
<F2> The property is owned by a limited partnership of which the
     Company owns 75%.
<F3> The property is owned by a general partnership of which the
     Company owns 75%.
[/FN]

ITEM 2:  PROPERTIES (Continued)
-------------------------------
RURAL, MINERAL AND UNIMPROVED URBAN PROPERTIES
-----------------------------------------------------------------
                                                      Encumbrance
                                 Acres                (Dollars in
County       State              Surface     Mineral    thousands)
-----------------------------------------------------------------
Apache       Arizona             79,081     146,640             0
Coconino     Arizona                 10      21,191             0
Maricopa     Arizona                 83          83        $  513
Mohave       Arizona                         46,602             0
Navajo       Arizona             85,312     474,932             0
Pima         Arizona              1,387       1,387             0
Bernalillo   New Mexico<F1>         145         145         1,508
Catron       New Mexico                      11,346             0
Cibola       New Mexico           5,068     225,185             0
Dona Ana     New Mexico             305         305             0
McKinley     New Mexico             160     117,238             0
San Juan     New Mexico                       5,040             0
Socorro      New Mexico                       2,399             0
Valencia     New Mexico                      43,925             0
Various      Oklahoma                           337             0
-----------------------------------------------------------------
                                171,551   1,096,755
=================================================================
   The Company is lessor on grazing  and mineral leases covering approximately 160,000  and 6,800 acres, respectively, and owns working interests in various oil and gas joint ventures located in New Mexico, acquired from 1986 through 1988.

<F1> 106 acres are owned by a general partnership of which the
     Company owns 75%.


ITEM 3: LEGAL PROCEEDINGS
-------------------------
   As of December 31, 1994 there existed no litigation which posed a significant threat to New Mexico and Arizona Land Company or its assets.



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
   On November 18, 1994, a special meeting of shareholders of New Mexico and Arizona Land Company was held in Phoenix, Arizona to consider whether to amend the company's articles of incorporation to grant authority to the Board of Directors to issue preferred stock. No other matters were considered. The number of votes cast were: 1,569,648 for; 272,007 against; and 2,908 abstain.

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
---------------------------------------------------------
     At December 31, 1994, there were 2,490,679 shares of no par common stock issued, which when restated for the 10% stock dividend payable on May 1, 1995, will increase to 2,739,746. These restated shares consist of 2,727,838 shares outstanding and 11,908 shares of treasury stock. The stock is admitted to unlisted trading privileges on the American Stock Exchange under the symbol "NZ".
     On April 28, 1994, Burlington Resources Inc. sold 1,246,175 (1,370,792 restated) shares, which is approximately 50.25% of the outstanding shares of Company, to Sun NZ, LLC.
     Shareholders of record at December 31, 1994, totaled 925.
     On March 4, 1995, the Board of Directors declared a 10% stock dividend, payable May 1, 1995. No dividends were declared in 1994, 1993 or 1992.

THE MARKET PRICE RANGE BY QUARTER:
-------------------------------------------------------
                           1994               1993
                       High     Low      High      Low
-------------------------------------------------------
   1st quarter        10 1/4   8 5/8     8 7/8    7 3/8
   2nd quarter        10 1/8   8 1/8    10        8 1/8
   3rd quarter         9 3/8   8 1/4    10 1/4    8 3/4
   4th quarter         9 3/8   7 3/4    10 1/4    8 5/8

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------
Years ended December 31,   1994    1993    1992    1991     1990
-----------------------------------------------------------------
SUMMARY OF OPERATIONS ($ in thousands):
Gross revenues
 from operations        $21,423 $10,337 $10,494  $9,507  $25,164
Income (loss) before
 cumulative effect of
 an accounting change     3,936   1,282  (1,472)    287       49
Net income (loss)         3,936   1,282    (892)    287       49
Income (loss) per share
 before cumulative effect
 of an accounting change   1.59    0.52   (0.59)    0.12    0.02
Net income (loss)
 per share                 1.59    0.52   (0.36)    0.12    0.02

SUMMARY OF FINANCIAL POSITION:
Total assets            $52,307 $46,622 $45,772  $53,457 $59,316
Notes payable and
 lines of credit         14,546  15,268  17,392   22,001  26,063
Shareholders' equity     25,127  21,153  19,871   20,696  20,353

OTHER SUPPLEMENTAL INFORMATION:
Weighted average number of
 shares outstanding       2,480   2,481   2,484    2,476   2,470
Number of shareholders      925     970   1,035    1,070   1,060
Number of full time
 employees                   19      19      19       19      19

EARNINGS (LOSS) PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING
RESTATED FOR 10% STOCK DIVIDEND, PAYABLE MAY 1, 1995:
Income (loss) per share
 before cumulative effect
 of an accounting change   1.44    0.47   (0.54)    0.11    0.02
Net income (loss)
 per share                 1.44    0.47   (0.33)    0.11    0.02
Weighted average number of
 shares outstanding       2,728   2,729   2,732    2,724   2,718

ITEM 7: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
     Cash flow from sales of land, single-family and recreational lots, distributions from its joint ventures and other ongoing operations, along with unused borrowing capacity, should be adequate for continuing operations and considerable future investments during the next year.
     The Company invested approximately $2,848,000, in 1993, to purchase the 383-acre Seven Bar Ranch property. As of December 31, 1994, the Company recouped all its initial investment as well as the majority of its preferred return from the Seven Bar joint ventures. As development of this property continues, additional development loans and corporate guarantees may be required by the Company and/or its partner. The Company and a partner have guaranteed a $2 million and $2.8 million development loan. At February 22, 1995, the $299,000 balance on the $2 million, that was owed at December 31, 1994, had been paid off and $350,000 had been borrowed on the $2.8 million development loan.
     In 1994, the Company reduced its outstanding debt by $722,000. The Company s line of credit converted to a reducing revolving term loan on January 1, 1994. The loan, with a commitment base of $1,250,000, matures on June 30, 1995. At February 22, 1995, there were no borrowings against this line. Negotiations are in progress for the extension of this line of credit.
     Also in 1994, the Company refinanced its four apartment complexes, the interest rate was decreased by 1.5 points and the maturity date was extended from 1996 to 2009. Cash flow from these properties after debt service was $650,000 in 1994 and we are expecting a similar amount for 1995.

INFLATION, DEFLATION, AND CHANGING PRICES
     The results of operations and capital expenditures will continue to be affected by inflation, deflation and changing prices. Price changes in real estate, rental rates, oil, gas and uranium could have significant effects on Company operations.

RESULTS OF OPERATIONS - 1994 COMPARED TO 1993
     Results for 1994 were the best in eight years, with net income of $3,936,000 compared to $1,282,000 in 1993. On
March 4, 1995, the Board of Directors declared a 10% stock dividend payable May 1, 1995. Earnings per share were $1.59 and $.052 before restatement for the 10% dividend and $1.44 and $.047 after the restatement in 1994 and 1993, respectively. Revenue from the sale of residential lots doubled over last year, $8,700,000 compared to $4,300,000 in 1993. The two multi-family parcels in our Seven Bar property were also sold in 1994, which generated revenue of $4,400,000. The total gain on sales of properties increased by $5,600,000 in 1994 over 1993.
      Rental properties continue to produce a steady cash flow and income from year to year. One of the industrial/office buildings located in Phoenix was sold in 1994, for a gain of over 620,000.

ITEM 7: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------
     The increase of $325,000 in interest income resulted from the recognition of interest received from a note receivable. Interest expense decreased by $488,000. The principal contributing factors were (a) the ability to capitalize interest as a result of the on-going lot development programs in our Seven Bar and WillowWood projects, (b) the refinancing of the four apartment complexes at a lower interest rate and (c) the repayment of the outstanding balance on the credit line. General and administrative expenses increased by $512,000 in 1994. The major factor in the increase was due to a one time charge of $398,000. This represented the amount due under an employment agreement with Richard E. Leonard, who resigned as Chairman, President and Chief Executive Officer of the Company on June 27, 1994. Also in 1994, the majority of the shares of the Company changed ownership. With the change in ownership, certain costs such as insurance, legal fees and board of director fees increased.
     The increase in cash flow from operating activities and investing activities in 1994 compared to 1993, was the result of sales of property, single and multi-family residential lots in Albuquerque and an industrial property in Phoenix.

RESULTS OF OPERATIONS - 1993 COMPARED TO 1992
     Net income for 1993 was $1,282,000 ($.47 per share) compared to a loss of $892,000 ($.33 per share) in 1992. The loss in 1992 resulted principally from the establishment of a valuation allowance in the amount of $3,596,000 for several of the Company's real estate properties and losses from its joint venture holdings offset by the one-time credit associated with the cumulative effect of adopting the new accounting pronouncement for income taxes. The Company continually updates its analysis of the estimated realizable values of its real estate properties and concluded that no further writedowns of its properties was necessary .
     The results of operations before income taxes in 1993 was $2,167,000 as compared to pre-tax income of $1,186,000 before the above mentioned valuation allowance. The increase in pre-tax income in 1993 was due to the absence of losses from the Company's joint venture holdings. Losses from these joint ventures in 1992 consisted of a $220,000 loss on the sale of one of the buildings and a $527,000 loss from the writedown of another building to its estimated realizable value.

ITEM 7: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------
PROPOSED ACCOUNTING STANDARD
     The Financial Accounting Standards Board has issued an exposure draft of a proposed accounting standard entitled Accounting for the Impairment of Long Lived Assets. The Company believes that the final standard may be different from the exposure draft. Accordingly, the Company cannot predict the impact, if any, that such a final standard might have on the Company's financial position or results of operations.

OUTLOOK TO THE FUTURE
     Single-family lot sales are expected to continue at a good pace generating positive cash flows and earnings. Land sales and rental revenue from the apartment complexes and commercial buildings also continue to generate positive cash flows and earnings. A 12-acre parcel of the Seven Bar property was sold in January 1995, for a gain of $358,000.
      The Company is focusing on the acquisition of one or more new business, possibly unrelated to real estate or minerals. Along with any new ventures, the Company will continue with residential and recreational lot sales and investment in various real estate properties. The Company also continues to monitor the various minerals' markets in a effort to capitalize on its expertise and sizeable holdings.
     The Company's current businesses, real estate and minerals, tend to be cyclical, so investors should expect results in earnings, cash flow and other performance indicators to vary from year-to-year.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT
----------------------------
The Board of Directors and Shareholders
New Mexico and Arizona Land Company:

     We have audited the accompanying consolidated balance sheets of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for each of the years in the three year period ended December 31, 1994. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.


Phoenix, Arizona
KPMG Peat Marwick LLP

Date: February 17, 1995, except as to note 11, which is as of March 4, 1995

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

      New Mexico and Arizona Land Company and Subsidiaries
              CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
($in thousands, except per share data)       1994   1993    1992
-----------------------------------------------------------------
Revenues:
Property sales........................... $16,868 $5,999  $6,291
Property rentals.........................   3,094  3,121   2,996
Investment income........................   1,221    896     930
Other....................................     240    321     277
                                           ----------------------
                                           21,423 10,337  10,494

Expenses:
Cost of property sales...................   8,949  3,716   3,509
Rental property..........................   1,173  1,130   1,072
General and administrative...............   1,639  1,127   1,081
Interest.................................   1,053  1,541   1,918
Writedown of properties..................       0      0   3,596
Depreciation, depletion and amortization.     528    592     550
Other....................................       8     14     232
                                           ----------------------
                                           13,350  8,120  11,958
Income (Loss) Before Joint Ventures,
 Minority Interests and Income Taxes.....   8,073  2,217  (1,464)
Loss from joint ventures.................    (217)   (88)   (946)
Minority interests.......................  (1,309)    38
                                           ----------------------
Income (Loss) Before Income Taxes and
 Cumulative Effect of an Accounting Change  6,547  2,167  (2,410)
Provision (benefit) for income taxes.....   2,611    885    (938)
                                           ----------------------
Income (Loss) Before Cumulative Effect
 of an Accounting Change.................   3,936  1,282  (1,472)
Cumulative effect of an accounting change       0      0     580
                                           ----------------------
NET INCOME (LOSS)                          $3,936 $1,282  $ (892)
                                           ======================
Income (Loss) per Share of Common Stock:
Income (loss) before cumulative effect
 of an accounting change<F1>............   $ 1.44 $ 0.47  $(0.54)
Cumulative effect of an accounting change
 related to income taxes<F1>............        0      0  $ 0.21
NET INCOME (LOSS) PER SHARE<F1>            $ 1.44 $ 0.47  $(0.33)
                                           ======================
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES<F1>                          2,728  2,729   2,732
                                           ======================
See Accompanying Notes to Consolidated Financial Statements.

<F1>Restated to reflect a 10% stock dividend payable May 1, 1995.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

    New Mexico and Arizona Land Company and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
December 31,
(Dollars in thousands)                           1994     1993
---------------------------------------------------------------
ASSETS
   Properties, net........................... $35,432  $35,899
   Receivables, net..........................  10,224    8,842
   Investments in joint ventures.............     454      666
   Cash and cash equivalents.................   5,111      534
   Other.....................................   1,086      681
                                             ------------------
Total Assets                                  $52,307  $46,622


LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable and lines of credit......... $14,546  $15,268
   Accounts payable and accrued liabilities..   2,165    1,306
   Deferred revenue and commissions..........   5,494    5,566
   Deferred income taxes.....................   3,723    3,070
                                             ------------------
   Total liabilities                           25,928   25,210

Minority interests...........................   1,252      259

Shareholders' equity:
  Common stock, no par value; 30,000,000
   shares authorized; 2,739,746 shares issued;
   2,727,838 shares outstanding <F1>.........   7,812    7,812
  Additional paid-in capital.................     929      891
  Retained earnings..........................  16,478   12,542
  Treasury stock, at cost, 11,908 shares <F1>     (92)     (92)
                                             ------------------
  Total shareholders' equity                   25,127   21,153
                                             ------------------
Total liabilities and shareholders' equity    $52,307  $46,622
                                             ==================
See Accompanying Notes to Consolidated Financial Statements.

<F1> Restated to reflect a 10% stock dividend payable May 1,1995

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

     New Mexico and Arizona Land Company and Subsidiaries
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in thousands)
                              Additional
Balances at    Common stock    paid-in   Retained  Treasury stock
December 31:  Shares  Amount   capital   earnings   Shares Amount
                 <F1>                                <F1>
-----------------------------------------------------------------
  1991         2,740   $7,812    $866     $12,152     143  $134
=================================================================
Net income....      0       0       0        (892)      0     0
Employee
 restricted
 stock plan...                    (26)                 (8)  (93)
-----------------------------------------------------------------
  1992         2,740   $7,812    $840     $11,260       6  $ 41
=================================================================
Net income....     0        0       0       1,282       0     0
Employee
 restricted
 stock plan...     0        0      51           0       0     0
Purchase of
 treasury
 stock........     0        0       0           0       6    51
-----------------------------------------------------------------
  1993         2,740   $7,812    $891     $12,542      12  $ 92
=================================================================
Net income....     0        0       0       3,936       0     0
Employee
 restricted
 stock plan...     0        0       38          0       0     0
-----------------------------------------------------------------
  1994         2,740   $7,812     $929    $16,478      12  $ 92
=================================================================
See Accompanying Notes to Consolidated Financial Statements.

<F1> Restated to reflect a 10% stock dividend payable May 1,1995.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

      New Mexico and Arizona Land Company and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31,
(Dollars in thousands)                            1994      1993
-----------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income.................................     $3,936    $1,282
Non-cash items included above:
   Depreciation, depletion and amortization        528       592
   Deferred revenue........................     (1,091)     (782)
   Deferred income taxes...................        653      (430)
   Loss from joint ventures................        217        88
   Minority interests......................      1,011       (38)
   Employee restricted stock plan..........         38        51
Net change in:
   Receivables.............................     (1,438)       28
   Land held for sale......................     (1,095)     (231)
   Other assets............................       (155)      215
   Accounts payable and accrued liabilities        859       867
                                               --------   -------
Net cash flow from operating activities          3,463     1,642

CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to properties.................       (814)   (2,043)
   Proceeds from sale of properties........      1,849     1,938
   Proceeds from notes receivable..........      1,074     1,265
   Contribution to joint ventures..........         (5)      (20)
   Distributions from joint ventures.......        (18)       43
                                               --------   -------
Net cash flow from investing activities          2,086     1,183

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt......................      3,808     3,122
   Payment of debt.........................     (4,780)   (5,875)
   Capital contribution from minority interests      0       297
   Purchase treasury shares................          0       (51)
                                               --------   -------
Net cash flow from financing activities           (972)   (2,507)
                                               --------   -------
Net increase in cash and cash equivalents        4,577       318
                                               --------   -------
Cash and cash equivalents at beginning of year     534       216
                                               --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $5,111      $534
                                               ========   =======
See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------
PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of New Mexico and Arizona Land Company, its wholly-owned subsidiaries and majority-owned partnerships ("the Company"). All material intercompany transactions have been eliminated in consolidation. Certain financial statement items from prior years have been reclassified to be consistent with the current year financial statement presentation.

PROPERTIES
       Properties are recorded at cost net of valuation allowances. Depreciation on rental properties is provided over the estimated useful lives of the assets using the straight-line method. Maintenance and repairs are charged to income as incurred and renewals or betterments are capitalized.

INVESTMENTS IN JOINT VENTURES
       The Company's investments in joint ventures are accounted for using the equity method.

PROPERTY SALES AND DEFERRED REVENUE
       Profits on property sales are recognized, subject to the assessment of collectibility of the related receivables, when the buyer's investment amounts to at least 25% of the sales price and the buyer remains obligated to increase this investment by a minimum amount annually. Profits on sales that do not meet these requirements are recognized on the installment basis provided minimum down payments are received.
       Deferred revenue consists of land sales being accounted for on the installment basis, rents collected in advance and deferred commissions. Rents collected in advance represent annual rental payments made in advance of the lease year and are considered earned ratably over the lease year for financial statement purposes.

INCOME TAXES
       In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.109, 'Accounting for Income Taxes' ("Statement 109"). Statement 109 requires the accounting for income taxes to be changed from the deferred method of APB Opinion 11 to the asset and liability method. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable

---------------------------------------------------
income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
       Effective January 1, 1992, the Company adopted Statement 109 and it has reported the cumulative effect of the change in the method of accounting for income taxes in the 1992 consolidated statement of operations.

EARNINGS PER SHARE
       Earnings per share computations are based on the weighted average number of common shares outstanding during the year of 2,727,838 in 1994, 2,728,626 in 1993 and 2,732,038 in 1992,
which have been restated to reflect a 10% stock dividend payable
May 1, 1995.

CASH AND CASH EQUIVALENTS
       For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market accounts and temporary investments, with an original maturity of three months or less.


NOTE 2: - PROPERTIES
--------------------
     Properties are comprised of the following at December 31:
(Dollars in thousands)                    1994      1993
---------------------------------------------------------
Rural lands and unimproved
 urban properties..................... $18,296   $18,247
Land held for sale....................   4,738     3,641
Rental properties.....................  16,827    18,565
Other.................................   5,113     4,710
Accumulated depreciation,
 depletion and amortization...........  (4,442)   (4,164)
Valuation Allowance...................  (5,100)   (5,100)
---------------------------------------------------------
                                       $35,432   $35,899
=========================================================

    The future rentals on non-cancelable operating leases related to the Company's rental properties, but excluding its four apartment complexes, are as follows: $598,000 in 1995; $511,000 in 1996; $367,000 in 1997; $94,000 in 1998; $94,000 in 1999; and
$676,000 in later years. The four apartment complexes, which are Federally subsidized under the U.S.Department of Housing and Urban Development Section 8 Housing-Assistance-Payments Program, have contributed revenue of $2,377,000 in 1994, $2,337,000 in 1993 and $2,266,000 in 1992. Revenue should equal or exceed that recorded in 1994 for each of the next four years.

--------------------------------
     During 1994 and 1993 the Company acquired residential real estate parcels at a cost of $1,438,000 and 3,469,000, of which $999,000 and $437,000 was financed, respectively.
     In 1992, the Company assessed the carrying value of its properties and concluded that the carrying value of certain of the unimproved urban properties that it holds for investment exceeded their estimated realizable value. In determining the realizable value, the Company considered current selling prices for comparable properties and projected future selling prices. As a result, a non-cash charge to operations of $3,596,000 was recorded.
     On an annual basis the Company does a net realizable value ("NRV") determination of its properties. At December 31, 1994, it was determined that the NRV was at or above the book carrying value of its properties.


NOTE 3 - RECEIVABLES
--------------------
Receivables consist of the following at December 31:
(Dollars in thousands)             1994     1993
-------------------------------------------------
Mortgage notes receivable.......$ 8,832   $8,879
Other notes receivable..........     38        0
Accounts receivable.............  1,429       38
Reserve for bad debts...........    (75)     (75)
--------------------------------------------------
                                $10,224   $8,842
==================================================

     The Company sells recreational land, principally in 40-acre parcels. Since 1980, over 65,000 acres have been sold in Arizona. The mortgage notes receivable from these land sales, due over ten to fifteen years, bear interest at rates ranging from 11% to 12%, and are secured by the properties sold. At December 31, 1994 and 1993 mortgage notes receivable relating to these sales totalled $6,499,000 and $6,450,000, respectively. The Company sold land for mortgage notes receivable in the amount of $1,286,000, $2,167,000 and $1,470,000 during the years ended
December 31, 1994, 1993 and 1992, respectively.
     The Company has a mortgage note receivable with a principal balance remaining of $2,238,000, from a 1983 sale of an apartment complex located in Flagstaff, Arizona. This note, which matured in September 1992, was restructured under a bankruptcy reorganization plan. Under the reorganization plan the maturity of the note was extended to January 13, 2000, the interest rate was reduced from 10% to 8.75% and the payments were changed from quarterly interest-only payments to monthly payments of principal and interest. Also in connection with the sale, the Company

--------------------------------
remained contingently liable under a mortgage note that was assumed by the purchaser. The estimated fair value of the property securing the Company's mortgage note receivable exceeds the basis of the mortgage note receivable and the mortgage assumed by the buyer. Consequently, should the buyer default under the note, the Company would not recognize a loss on foreclosure.


NOTE 4 - NOTES PAYABLE AND LINES OF CREDIT
------------------------------------------
     On January 1, 1994 the Company's line of credit converted to a reducing revolving term loan which has a commitment of $1,250,000 and matures on June 30, 1995. The loan is secured by various real estate holdings and notes receivable. Interest is at the bank's prime rate (8.5% at December 31,1994) plus 1 1/2%. At December 31, 1994 there were no borrowings on this line. The Company is currently negotiating with the bank for an extension of this facility.
     The Company and a partner guaranteed development loans for one of its majority-owned partnerships. The maximum amount of the two loans is $2,000,000 and $2,800,000, respectively. The loans are secured by the real property. At December 31, 1994 the partnership has $299,000 borrowed on the $2,000,000 loan facility and no borrowings on the $2,800,000 facility. The interest rate is at prime plus 1% and prime plus 1/2%, respectively, paid monthly.
     At December 31, 1994, the Company had other notes payable secured principally by real estate properties, aggregating $14,247,000, with interest rates ranging from prime plus 1% to 10 3/4%, payable through 2009. Interest payments vary from monthly to semiannually.
     Principal payments on all notes payable and lines of credit are as follows: $1,620,000 in 1995; $4,001,000 in 1996; $744,000 in 1997; $530,000 in 1998; $517,000 in 1999; and $7,134,000 in
later years. Interest paid in 1994, 1993 and 1992, respectively, amounted to $1,449,000, $1,601,000 and $1,942,000. Interest cost incurred in 1994 and 1993, respectively, was $1,434,000 and $1,650,000 of which $381,000 and $141,000, respectively, was capitalized. All interest incurred in previous years was expensed.

NOTE 5 - INCOME TAXES
---------------------
     The Company adopted Statement 109 as of January 1, 1992 and the cumulative effect of this change in accounting for income taxes is reported separately in the consolidated statement of operations for the year ended December 31, 1992.

The provision (benefit) for income taxes is comprised of the following:
(Dollars in thousands)           1994     1993     1992
--------------------------------------------------------
Current:  Federal............. $1,566   $1,052   $  596
          State...............    392      263      160
Deferred: Federal.............    522     (340)  (1,417)
          State...............    131      (90)    (277)
---------------------------------------------------------
                               $2,611   $  885   $ (938)
=========================================================

The reconciliation of the computed statutory income tax expense
(benefit) to the effective income tax expense (benefit) follows:
(Dollars in thousands)           1994      1993     1992
---------------------------------------------------------
Statutory Federal
 income tax expense (benefit). $2,226     $ 737    $(819)
Reconciling items:
 State income taxes,
  net of Federal benefit......    345       114      (77)
 Other........................     40        34      (42)
----------------------------------------------------------
                               $2,611     $ 885    $(938)
==========================================================

NOTE 5 - INCOME TAXES (Continued)
---------------------------------
     The effects of temporary differences that give rise to
significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:
(Dollars in thousands)           1994      1993
------------------------------------------------
DEFERRED TAX ASSETS:
Properties, principally
 due to valuation
 allowances,depreciation
 and amortization of costs.. $ 3,365   $ 3,383
Investments in joint
 ventures, principally
 due to valuation allowances     149       476
Other.......................     138         0
------------------------------------------------
Total gross deferred
 tax assets                    3,652     3,859
------------------------------------------------
DEFERRED TAX LIABILITIES:
Properties, principally
 due to basis differences
 upon acquisition...........  (5,446)   (5,556)
Receivables/deferred
 revenue, principally
 due to installment sales...  (1,788)   (1,190)
Other.......................    (141)     (183)
------------------------------------------------
Total gross deferred
 tax liabilities              (7,375)   (6,929)
------------------------------------------------
Net deferred tax liability   $(3,723)  $(3,070)
=================================================

     Income taxes paid in 1994, 1993 and 1992 amounted to $2,164,000, $1,004,000 and $569,000, respectively.
     The Internal Revenue Service is currently conducting examinations of the Company's Federal income tax returns for the years 1990 and 1992. The Company believes that any adjustments that might arise from their examination have been adequately provided for.
NOTE 6 - INVESTMENTS IN JOINT VENTURES
--------------------------------------
     The Company is involved in a joint venture that developed an office building. Revenues, costs and profits or losses are shared equally. During 1992, the Company concluded that the book value of its interest in this joint venture exceeded the estimated realizable value and recorded a loss of $527,000, reducing its investment to its share of estimated realizable value of the building. Operations of this joint venture continue.
     In 1993 an office building that was owned by a joint venture of which the Company had a 50% interest, was sold. The loss on the sale of this office building was provided for by this joint venture in 1992. The joint venture was dissolved in 1993.
     The following is a summary of the condensed combined balance sheets and results of operations of these joint ventures:

December 31,
(Dollars in thousands)            1994     1993
------------------------------------------------
Assets, primarily real estate.. $1,908   $1,931
================================================
Liabilities.................... $   20   $   16
Capital........................  1,888    1,915
------------------------------------------------
                                $1,908   $1,931
================================================

Years ended December 31,
(Dollars in thousands)           1994      1993    1992
--------------------------------------------------------
Revenue......................... $223     $ 183   $ 425
Loss from sale of building......    0         0    (440)
Operating and interest expense..  177       219     541
Depreciation and amortization...   70        69     239
--------------------------------------------------------
Net loss                         $(24)    $(105)  $(795)
========================================================

     In addition to the above real estate joint ventures, the
Company has invested in various working-interest petroleum
properties principally located in the San Juan Basin of New
Mexico.  The Company's interest ranges from 5% to 50%.  The
net assets and results of operations applicable to the Company are as follows:
December 31,
(Dollars in thousands)           1994      1993    1992
--------------------------------------------------------
Net assets..................... $  37      $255    $312
========================================================
Revenue........................    54      $ 59    $132
Expenses.......................   276        95     154
--------------------------------------------------------
Net Loss....................... $(222)     $(36)   $(22)
========================================================

NOTE 7 - RESTRICTED STOCK PLAN
------------------------------
     In 1988 the Company adopted a Restricted Stock Plan ("the Plan") to distribute shares of stock to senior executives at no cost. 100,000 shares of common stock are authorized for awards during the Plan's ten year term. No shares were awarded in 1994 and 1993. 9,000 shares were awarded in 1992. A total of 31,400 shares have been awarded since inception of the plan. Forfeiture restrictions lapse on the third, fourth and fifth anniversary after award. In 1994 a special dispensation was given due to the change of control of the Company and restrictions were lifted on 15,334 shares. Restrictions will be lifted on the remaining shares as follows: 3,265 in 1995; 2,273 in 1996; 1,282 in 1997, which have been restated to reflect a 10% stock dividend payable on May 1, 1995.
     Compensation expense is accrued for the awards of stock in each period in which services are performed. The Company recognized compensation expense of $38,000, $51,000 and $67,000 related to these awards for the years ended December 31, 1994, 1993 and 1992, respectively.


NOTE 8 - RETIREMENT PLANS
-------------------------
PENSION PLAN:
     The Company's defined benefit retirement plan covers substantially all full-time employees. The benefits are based on employment commencement date, years of service and compensation. In accordance with Statement of Financial Accounting Standards No. 87 Enployers' Accounting for Pensions (FAS87) rules, the effect of the restatement will be recognized in 1995. No additional post-employment benefits are provided and plan assets are invested in various mutual funds.

     The 1994, 1993 and 1992 net periodic pension benefit is
computed as follows:
(Dollars in thousands)           1994     1993    1992
-------------------------------------------------------
Service cost................... $  41    $  50    $ 42
Interest cost..................    41       38      35
Return on assets
 Actual........................    32     (128)    (93)
 Deferred gain (loss)..........  (115)      42       0
Amortization of unrecognized
 net transition asset..........   (25)     (25)    (25)
-------------------------------------------------------
Net periodic pension benefit... $ (26)   $ (23)   $(41)
=======================================================

------------------------------------------
     The Company accrues retirement benefits based on an independent actuarial valuation for the plan. The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7% and 0% at December 31, 1994 and 1993 and 8% and 0% at December 31, 1992. The expected long-term rate of return on plan assets was 7% for 1994 and 1993 and 8% for 1992.

     The funded status of the Company's defined benefit
retirement plan at December 31, 1994 and 1993 is as follows:
December 31,
(Dollars in thousands)            1994    1993
-----------------------------------------------
Actuarial present value of benefit obligations:
 Vested benefits................$  674  $  590
 Nonvested benefits.............     3      16
-----------------------------------------------
Accumulated benefit obligation..   677     606
Projected benefit obligation....   677     606
Fair value of plan assets....... 1,271   1,334
-----------------------------------------------
Excess of assets over
 projected benefit obligation...  (594)   (728)
Unrecognized net gain (loss)....   (38)     97
Unrecognized net transition asset  409     434
-----------------------------------------------
Prepaid pension asset             (223)   (197)
===============================================

401(K) SAVINGS PLAN:
     In 1992, the Company established a 401(k) Savings Plan for all of its employees. The Company matches up to 3% of the employee's salary contributed. Total expense for the Company under this plan was $23,600, $21,500 and $11,900 for 1994, 1993 and 1992, respectively.

NOTE 9 - UNAUDITED QUARTERLY FINANCIAL INFORMATION
---------------------------------------------------
     Certain unaudited quarterly financial information for the
years ended December 31, 1994 and 1992 is presented below:
($in thousands, except       First     Second    Third    Fourth
 per share data)            quarter   quarter   quarter   quarter
-----------------------------------------------------------------
1994                        3/31/94   6/30/94   9/30/94  12/31/94
-----------------------------------------------------------------
Revenues.................... $3,406    $4,100    $3,453   $10,464
Net income..................   $595      $394      $625    $2,322
Net income per share<F1>....  $0.22     $0.14     $0.23     $0.85

-----------------------------------------------------------------
1993                        3/31/93   6/30/93   9/30/93  12/31/93
-----------------------------------------------------------------
Revenues.................... $2,198    $3,084    $2,442    $2,613
Net income..................   $271      $398      $194      $419
Net income per share<F1>....  $0.10     $0.15     $0.07     $0.15

<F1> Restated to reflect a 10% stock dividend payable May 1,1995.


NOTE 10 - INDUSTRY SEGMENTS:
---------------------------
     The following information summarizes information about the
Company's industry segments for the years ended December 31,1994,
1993 and 1992:
(Dollars in thousands)                  1994      1993      1992
----------------------------------------------------------------
TOTAL REVENUE
   Real estate...................... $21,199    $9,989   $10,203
   Minerals.........................     224       348       291

OPERATING PROFIT (LOSS)
   Real estate......................  $6,420    $2,064   ($2,412)
   Minerals.........................     127       103         2

IDENTIFIABLE ASSETS
   Real estate......................  $51,558   $45,849  $44,856
   Minerals.........................      749       773      916


NOTE 11 - SUBSEQUENT EVENT:
     On March 4, 1995, the Board of Directors declared a 10% stock dividend, payable May 1, 1995. Shares and earnings per share for 1994 and all prior years have been retroactively restated to reflect the additional shares.

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
------------------------------------------------------
            Undeveloped
             Property
               <F3>:            ...Rental Properties....
              Arizona   Land    Commer-           Apart-
                and     Held     cial    Land     ments,
                New   for Sale: Bldgs,  Leases,    New
              Mexico  Albq,NM   Phx,AZ Tucson,AZ  Mexico   Total
-----------------------------------------------------------------
Encumbrances..$ 2,021   $  718  $1,688   $    0  $ 8,905  $13,332

Initial cost to Company:
Land.......... 17,286    2,457     947    2,130    1,187   24,007
Buildings and
 improvements.      0        0   1,354        0   10,665   12,019

Cost capitalized subsequent to acquisition:
Improvements..  1,010    2,281     152        0      392    3,835

Gross amount at which carried at close of Period <F1>:
Land.......... 17,359    2,457     947    2,130    1,187   24,080
Buildings and
 Improvements.    937    2,281   1,506        0   11,057   15,781
              -------  ------- -------  -------  -------  -------
Total (a) <F2> 18,296    4,738   2,453    2,130   12,244   39,861
              =======  ======= =======  =======  =======  =======
Accumulated
 depreciation
 (b)  <F4>....    217        0     522        0    3,025    3,764
              =======  ======= =======  =======  =======  =======

<F1> Tax basis is $24,800,000
<F2> A valuation allowance in the amount of $5,100,000 was
     established in prior years to reflect the Company's estimated value upon ultimate disposition of certain of its properties, principally unimproved urban real estate.
<F3> Certain properties are owned by partnerships of which the
     Company has a 75% ownership.
<F4> Life on which depreciation in the latest income statements is computed: 5 to 35 years.



(a) NOTE TO SCHEDULE XI-REAL ESTATE AND ACCUMULATED DEPRECIATION
-----------------------------------------------------------------
Years ended December 31,
(Dollars in thousands)             1994     1993     1992
-----------------------------------------------------------
Balance at beginning of year.... $40,453  $39,510  $41,651
Additions during year:
   Acquisitions.................   1,438    3,469      529
   Improvements.................   7,123    2,199      587
Deductions during year:
   Cost of real estate sold.....  (9,153)  (4,725)  (3,257)
                                -------- -------- --------
Balance at close of year         $39,861  $40,453  $39,510
                                ======== ======== ========

--------------------------------------------------------------

(b) NOTE TO SCHEDULE XI-REAL ESTATE AND ACCUMULATED DEPRECIATION
-----------------------------------------------------------------
Years ended December 31,
(Dollars in thousands)             1994     1993     1992
-----------------------------------------------------------
Balance of accumulated depreciation
  at beginning of year........... $3,526   $3,044   $2,575
Additions during year:
  Current year's depreciation....    476      482      469
Deductions during year:
  Real estate sold...............   (238)       0        0
                                 -------  -------  -------
Balance at close of year          $3,764   $3,526   $3,044
                                 =======  =======  =======


SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
--------------------------------------------
December 31, 1994:
(Dollars in thousands)                                 Principal
                                                       amount of
                                                        loans
                                                       subject
                                           Carrying       to
            Final    Periodic     Face     amount of   delinquent
Interest  maturity   payment   amount of   mortgages   principal
  rate      date      terms    mortgages    <F3> (a)  or interest
-----------------------------------------------------------------
CONVENTIONAL FIRST
 MORTGAGES ON UNIMPROVED
 LAND SALES IN ARIZONA
 AND NEW MEXICO
 (predominately 40-acre
  parcel sales):
  6% - 12%   2010     monthly<F1>  $10,995     $6,519<F2>  $395

MORTGAGES ON THE
 SALE OF COMMERCIAL
 PROPERTIES:
  (Apartment complex)
     8.75%   2000     monthly<F1>  $ 2,852     $2,238         0
                                   -------     ------      ----
                                   $13,847     $8,757      $395
                                   =======     ======      ====

<F1> Level payments of principal and interest.
<F2> Net of reserve for bad debt of $75,000
<F3> Tax basis is $8,338,000

SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Continued)
--------------------------------------------------------

(a) NOTE TO SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
--------------------------------------------------------
Year ended December 31,              1994    1993     1992
-----------------------------------------------------------
Balance at beginning of period..... $8,804  $8,187  $12,460
Additions during period:
 New mortgage loans................  1,285   2,167    1,470
 Discount amortization.............      0       0       24
Deduction during period:
 Collections of principal.......... (1,061) (1,103)  (1,248)
 In-substance foreclosure..........      0       0   (3,855)
 Valuation allowance...............      0       0     (200)
 Forfeitures on installment contracts (271)   (447)    (464)
------------------------------------------------------------
Balance at close of year            $8,757  $8,804   $8,187
============================================================

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------
     The Company changed independent accounting firms as reported on Form 8-K, dated March 6, 1992. There were no disagreements with the independent accountants over the past 24 months.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
ITEM 11 - EXECUTIVE COMPENSATION;
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT; and
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------
     Information required under these items is contained in New Mexico and Arizona Land Company's 1995 Proxy Statement, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K
--------------------------------------------------
     The following consolidated financial statements and schedules are included in Item 8:
          Independent Auditors' Report
          Balance Sheets
          Statements of Operations
          Statements of Changes in Shareholders' Equity
          Statements of Cash Flows
          Notes to Consolidated  Financial Statements
          Real Estate and Accumulated Depreciation
          Mortgage Loans on Real Estate
       Exhibit 3. Articles of Incorporation of Registrant amended
November 18, 1994. By-laws of Registrant and wholly-owned subsidiaries, revised March 30, 1994.
       All other exhibits are omitted because they are inapplicable, contained elsewhere in the report or have been previously filed with the Securities and Exchange Commission.
       A report on Form 8-K was filed on April 28, 1994.

SIGNATURES
----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEW MEXICO AND ARIZONA LAND COMPANY
(Registrant)

s/Willam A Pope                    s/Elizabeth M. Bedewi
------------------------           ------------------------
William A. Pope                    Elizabeth M. Bedewi
President and Principal            Sr. Vice President, and
Executive Officer                  Principal Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the date indicated:


s/Stephen E. Renneckar             s/Mari P. Berry
------------------------           ----------------------
Stephen E. Renneckar               Mari P.Berry
Chairman                           Director


s/Sherman O. Kasper                s/Richard E. Leonard
------------------------           ----------------------
Sherman O. Kasper                  Richard E. Leonard
Director                           Director


s/John C. Lucking                   s/Arnold L. Putterman
------------------------            ----------------------
John C. Lucking                     Arnold L. Putterman
Director                            Director


s/Ronald E. Strasburger             s/Robert Wertheim
------------------------            ----------------------
Ronald E. Strasburger               Robert Wertheim
Director                            Director


s/Richard A. Wessman
------------------------
Richard A. Wessman
Director                            Dated:  March 4, 1995