Form 10-K/A
NEW MEXICO & ARIZONA LAND CO
filed 1995-03-30
CIK 71478

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

Item 11:Executive Compensation.................................29

Item 12:Security Ownership of Certain Beneficial Owners and
        Management.............................................29

Item 13:Certain Relationships and Related Transactions.........29

Item 14:Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K................................29

ITEM 1:  BUSINESS
-----------------
     New Mexico and Arizona Land Company ("the Company") was organized in 1908 as an Arizona Corporation. It now has 19 full time employees. The Company's principal business is real estate which is currently conducted principally in Arizona and New Mexico.
     The Company also owns over one million acres of fee mineral rights in these two states. Financial information about industry segments appears in Note 10 to the consolidated financial statements. The Company's real estate and mineral holdings are listed and described under Item 2.
     The primary objective is to always maintain financial integrity, maximize the value of existing assets, and capitalize on new business opportunities as they may arise in the ever changing real estate and mineral markets. Presently, the Company is considering the acquisition of one, or more, new businesses, possibly unrelated to real estate, with the objective of creating more reliable base income and cash flows.
     The Company owns a 75% partnership interest in three real estate joint ventures. In 1994 these joint ventures sold approximately 60 acres of multi-family property, 30 acres of residential land, and a total of 269 residential lots that were developed by the joint ventures. $13,700,000 of revenue was generated by these joint ventures. We expect that lot sales in 1995 will be comparable to 1994.
     In northeastern Arizona, the Company still owns over 160,000 acres of rural grazing land originating from railroad grants. In the past fifteen years, over 65,000 acres have been sold through 40-acre recreational subdivision programs. Typically the land is sold in 40-acre parcels, with a small down payment, on 15 year contracts. Cash flow, principal and interest, from the installment contracts was over $1,500,000 in 1994. The Company is looking to continue these type of programs by purchasing additional subdividable properties.
     The Company continues to own and profitably operate four apartment complexes in New Mexico. These units have federally-subsidized rent contracts designed for the elderly or handicapped and enjoy essentially no vacancies. 1994 operating profit from these rental units exceeded $1,600,000 before depreciation and debt service. In 1994, these units were refinanced at a lower interest rate, with an extended term.
     With the resurgence of the commercial real estate market, the Company is looking for the highest and best use of its small parcels. It is expected that some activity, on these parcels, will occur in 1995.
     The Company's fee mineral acreage contains known deposits of uranium, limestone, coal and other minerals. One relatively large deposit of uranium on Company mineral lands is currently leased, as is the limestone deposit. In 1994, the Company purchased 60% of the uranium rights to a 140 acre parcel of land, which is known to contain uranium mineralization contiguous to the Company's mineral rights containing uranium. The Company also owns certain small working interests and royalty interests in a number of oil wells in New Mexico and Oklahoma. Current revenue from mineral activities, which consist of royalties, petroleum production, and leasing and sales of mineral rights, do not constitute a significant portion of the Company's consolidated revenue.

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

THE MARKET PRICE RANGE BY QUARTER:
-------------------------------------------------------
                           1994               1993
                       High     Low      High      Low
-------------------------------------------------------
   1st quarter        10 1/4   8 5/8     8 7/8    7 3/8
   2nd quarter        10 1/8   8 1/8    10        8 1/8
   3rd quarter         9 3/8   8 1/4    10 1/4    8 3/4
   4th quarter         9 3/8   7 3/4    10 1/4    8 5/8

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------
Years ended December 31,   1994    1993    1992    1991     1990
-----------------------------------------------------------------
SUMMARY OF OPERATIONS ($ in thousands):

Gross revenues
 from operations        $21,440 $10,337 $10,494  $9,507  $25,164
Income (loss) before
 cumulative effect of
 an accounting change     3,936   1,282  (1,472)    287       49
Net income (loss)         3,936   1,282    (892)    287       49
Income (loss) per share
 before cumulative effect
 of an accounting change   1.59    0.52   (0.59)    0.12    0.02
Net income (loss)
 per share                 1.59    0.52   (0.36)    0.12    0.02

SUMMARY OF FINANCIAL POSITION:
Total assets            $52,307 $46,622 $45,772  $53,457 $59,316
Notes payable and
 lines of credit         14,546  15,268  17,392   22,001  26,063
Shareholders' equity     25,127  21,153  19,871   20,696  20,353

OTHER SUPPLEMENTAL INFORMATION:
Weighted average number of
 shares outstanding       2,480   2,481   2,484    2,476   2,470
Number of shareholders      925     970   1,035    1,070   1,060
Number of full time
 employees                   19      19      19       19      19

EARNINGS (LOSS) PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING
RESTATED FOR 10% STOCK DIVIDEND, PAYABLE MAY 1, 1995:
Income (loss) per share
 before cumulative effect
 of an accounting change   1.44    0.47   (0.54)    0.11    0.02
Net income (loss)
 per share                 1.44    0.47   (0.33)    0.11    0.02
Weighted average number of
 shares outstanding       2,728   2,729   2,732    2,724   2,718

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

ITEM 7: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------
PROPOSED ACCOUNTING STANDARD
     The Financial Accounting Standards Board has issued an exposure draft of a proposed accounting standard entitled "Accounting for the Impairment of Long Lived Assets". The Company believes that the final standard may be different from the exposure draft. Accordingly, the Company cannot predict the impact, if any, that such a final standard might have on the Company's financial position or results of operations.

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


Phoenix, Arizona
KPMG Peat Marwick LLP

Date: February 17, 1995, except as to note 11, which is as of March 4, 1995

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

      New Mexico and Arizona Land Company and Subsidiaries
              CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,
($in thousands, except per share data)       1994   1993    1992
-----------------------------------------------------------------
Revenues:
Property sales........................... $16,868 $5,999  $6,291
Property rentals.........................   3,094  3,121   2,996
Investment income........................   1,221    896     930
Other....................................     257    321     277
                                           ----------------------
                                           21,440 10,337  10,494

Expenses:
Cost of property sales...................   8,949  3,716   3,509
Rental property..........................   1,173  1,130   1,072
General and administrative...............   1,639  1,127   1,081
Interest.................................   1,053  1,541   1,918
Writedown of properties..................       0      0   3,596
Depreciation, depletion and amortization.     528    592     550
Other....................................       8     14     232
                                           ----------------------
                                           13,350  8,120  11,958
Income (Loss) Before Joint Ventures,
 Minority Interests and Income Taxes....    8,090   2,217  (1,464)
Loss from joint ventures.................    (234)   (88)   (946)
Minority interests.......................  (1,309)    38        0
                                           ----------------------
Income (Loss) Before Income Taxes and
 Cumulative Effect of an Accounting Change  6,547  2,167  (2,410)
Provision (benefit) for income taxes.....   2,611    885    (938)
                                           ----------------------
Income (Loss) Before Cumulative Effect
 of an Accounting Change.................   3,936  1,282  (1,472)
Cumulative effect of an accounting change       0      0     580
                                           ----------------------
NET INCOME (LOSS)                          $3,936 $1,282  $ (892)
                                           ======================
Income (Loss) per Share of Common Stock:
Income (loss) before cumulative effect
 of an accounting change<F1>............   $ 1.44 $ 0.47  $(0.54)
Cumulative effect of an accounting change
 related to income taxes<F1>............        0      0  $ 0.21
NET INCOME (LOSS) PER SHARE<F1>            $ 1.44 $ 0.47  $(0.33)
                                           ======================
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES<F1>                          2,728  2,729   2,732
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
                                             ==================
See Accompanying Notes to Consolidated Financial Statements.

<F1> Restated to reflect a 10% stock dividend payable May 1,1995

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

     New Mexico and Arizona Land Company and Subsidiaries
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in thousands)
                              Additional
Balances at    Common stock    paid-in   Retained  Treasury stock
December 31:  Shares  Amount   capital   earnings   Shares Amount
                 <F1>                                <F1>
-----------------------------------------------------------------
  1991         2,740   $7,812    $866     $12,152      14  $134
=================================================================
Net income....      0       0       0        (892)      0     0
Employee
 restricted
 stock plan...                    (26)                 (8)  (93)
-----------------------------------------------------------------
  1992         2,740   $7,812    $840     $11,260       6  $ 41
=================================================================
Net income....     0        0       0       1,282       0     0
Employee
 restricted
 stock plan...     0        0      51           0       0     0
Purchase of
 treasury
 stock........     0        0       0           0       6    51
-----------------------------------------------------------------
  1993         2,740   $7,812    $891     $12,542      12  $ 92
=================================================================
Net income....     0        0       0       3,936       0     0
Employee
 restricted
 stock plan...     0        0       38          0       0     0
-----------------------------------------------------------------
  1994         2,740   $7,812     $929    $16,478      12  $ 92
=================================================================

See Accompanying Notes to Consolidated Financial Statements.

<F1> Restated to reflect a 10% stock dividend payable May 1,1995.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

      New Mexico and Arizona Land Company and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31,
(Dollars in thousands)                            1994      1993    1992
-------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income.................................     $3,936    $1,282  $  (892)
Non-cash items included above:
   Depreciation, depletion and amortization        528       592      550
   Deferred revenue........................     (1,091)     (782)     174
   Deferred income taxes...................        653      (430)  (1,694)
   Cumulative effect of an accounting change         0         0     (580)
   Loss from joint ventures................        234        88      946
   Minority interests......................      1,309       (38)       0
   Valuation allowance.....................          0         0    3,796
   Amortization of notes receivable discount         0         0      (24)
   Employee restricted stock plan..........         38        51       67
Net change in:
   Receivables.............................     (1,438)       28      311
   Land held for sale......................     (1,095)     (231)   2,390
   Other assets............................       (155)      215     (288)
   Accounts payable and accrued liabilities        859       867     (151)
                                               --------   ------- -------
Net cash flow from operating activities          3,778     1,642    4,605

CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to properties.................       (814)   (2,043)       0
   Proceeds from sale of properties........      1,849     1,938      235
   Proceeds from notes receivable..........      1,074     1,265      189
   Distribution to minority interest partners     (316)        0        0
   Contribution to joint ventures..........        (22)      (20)     (90)
   Distributions from joint ventures.......          0        43       25
                                               --------   ------ --------
Net cash flow from investing activities          1,771     1,183      359

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt......................      3,808     3,122    3,635
   Payment of debt.........................     (4,780)   (5,875)  (8,667)
   Capital contribution from minority interests      0       297        0
   Purchase treasury shares................          0       (51)       0
                                               --------   ------- -------
Net cash flow from financing activities           (972)   (2,507)  (5,032)
                                               --------   ------- -------
Net increase in cash and cash equivalents        4,577       318      (68)
                                               --------   ------- -------
Cash and cash equivalents at beginning of year     534       216      284
                                               --------   ------- -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 5,111    $  534  $   216
                                               ========   ======= =======
See Accompanying Notes to Consolidated Financial Statements.


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

INCOME TAXES
       In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 requires the accounting for income taxes to be changed from the deferred method of APB Opinion 11 to the asset and liability method. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable

---------------------------------------------------
income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
       Effective January 1, 1992, the Company adopted Statement 109 and it has reported the cumulative effect of the change in the method of accounting for income taxes in the 1992 consolidated statement of operations.

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

     The funded status of the Company's defined benefit
retirement plan at December 31, 1994 and 1993 is as follows:
December 31,
(Dollars in thousands)            1994    1993
-----------------------------------------------
Actuarial present value of benefit obligations:
 Vested benefits................$  674  $  590
 Nonvested benefits.............     3      16
-----------------------------------------------
Accumulated benefit obligation..   677     606
===============================================
Projected benefit obligation....   677     606
Fair value of plan assets....... 1,271   1,334
-----------------------------------------------
Excess of assets over
 projected benefit obligation...  (594)   (728)
Unrecognized net gain (loss)....   (38)     97
Unrecognized net transition asset  409     434
-----------------------------------------------
Prepaid pension asset             (223)   (197)
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

NOTE 9 - UNAUDITED QUARTERLY FINANCIAL INFORMATION
---------------------------------------------------
     Certain unaudited quarterly financial information for the
years ended December 31, 1994 and 1992 is presented below:
($in thousands, except       First     Second    Third    Fourth
 per share data)            quarter   quarter   quarter   quarter
-----------------------------------------------------------------
1994                        3/31/94   6/30/94   9/30/94  12/31/94
-----------------------------------------------------------------
Revenues.................... $3,406    $4,100    $3,453   $10,481
Net income..................   $595      $394      $625    $2,322
Net income per share<F1>....  $0.22     $0.14     $0.23     $0.85

-----------------------------------------------------------------
1993                        3/31/93   6/30/93   9/30/93  12/31/93
-----------------------------------------------------------------
Revenues.................... $2,198    $3,084    $2,442    $2,613
Net income..................   $271      $398      $194      $419
Net income per share<F1>....  $0.10     $0.15     $0.07     $0.15

<F1> Restated to reflect a 10% stock dividend payable May 1,1995.


NOTE 10 - INDUSTRY SEGMENTS:
---------------------------
     The following information summarizes information about the
Company's industry segments for the years ended December 31,1994,
1993 and 1992:
(Dollars in thousands)                  1994      1993      1992
----------------------------------------------------------------
TOTAL REVENUE
   Real estate....................

    21,216    $9,989   $10,203
   Minerals.........................     224       348       291

OPERATING PROFIT (LOSS)
   Real estate......................  $6,420    $2,064   ($2,412)
   Minerals.........................     127       103         2

IDENTIFIABLE ASSETS
   Real estate......................  $51,558   $45,849  $44,856
   Minerals.........................      749       773      916


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
6% - 12%  1995-2010  monthly<F1>  $10,995     $6,519<F2>  $395

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