Form 10-Q
period 1995-03-31
NEW MEXICO & ARIZONA LAND CO
filed 1995-04-28
CIK 71478

                               UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                                 FORM 10-Q

/X/ Quarterly Report Under Section 13 or 15(d)of the Securities
    Exchange Act of 1934.
    For the quarterly period ended March 31, 1995.

/ / Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.
    For the transition period from  n/a to  n/a.

                    Commission File Number: 0-497

                  NEW MEXICO AND ARIZONA LAND COMPANY
       (Exact name of registrant as specified in its charter)

               Arizona                         43-0433090
  (State or other jurisdiction of         ( I.R.S. Employer
  incorporation or organization)          Identification No.)

3030 North 44th Street, Suite 270, Phoenix, Arizona   850018-7228
    (Address of principal executive offices)           (Zip Code)

                            602/952-8836
        (Registrant's telephone number,including area code)

               2810 North 3rd Street, Phoenix, AZ 85004
  (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for
the past 90 days.     Yes  /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, no par value              2,727,517
             Class               Outstanding at April 24, 1995*

*Adjusted for 10% stock dividend declared March 4, 1995.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES
For the Quarter Ended March 31, 1995


                             INDEX

                                                          Page
                                                         Number

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
         Consolidated Statements of Operations for the
         three months ended March 31, 1995 and 1994          3

         Consolidated Balance Sheets as of
         March 31, 1995 and December 31, 1994                4

         Consolidated Statements of Cash Flows for the
         three months ended March 31,1995 and 1994           5

         Notes to Consolidated Financial Statements          6

     Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       7

PART II - OTHER INFORMATION                                  8

SIGNATURES                                                   8

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three Months ended March 31,
(In thousands, except per share data)         1995        1994
- ---------------------------------------------------------------
Revenues:
   Property sales                           $2,769      $2,144
   Property rentals                            754         772
   Investment income                           529         440
   Other                                        43          50
                                            ------      ------
                                             4,095       3,406

Expenses:
 Cost of property sales                      1,421       1,286
 Rental property                               255         283
 General and administrative                    289         362
 Interest                                      244         276
 Depreciation, depletion & amortization        122         138
 Other                                           2           2
                                            ------      ------
                                             2,333       2,347
                                            ------      ------
Income Before Joint Ventures, Minority
 Interests and Income Taxes                  1,762       1,059
Gain (loss) from joint ventures                893           4
Minority interests                            (255)        (56)
                                            ------      ------
Income Before Income Taxes                   2,400       1,007
Provision for income taxes                     954         412
                                            ------      ------
Net Income                                  $1,446        $595
                                            ======      ======
Net Income Per Share of Common Stock         $0.53       $0.22
                                            ======      ======
Average Number of Common Shares              2,728       2,728
                                            ======      ======

See accompanying Notes to Consolidated Financial Statements.
Shares and earnings per share have been restated to reflect a 10% stock dividend declared March 4, 1995.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
                                      Unaudited
(Dollars in thousands)                March 1995   December 1994
- -----------------------------------------------------------------
Assets
 Properties, net                         $35,599     $35,432
 Receivables, net                         10,032      10,224
 Cash and cash equivalents                 7,519       5,111
 Other                                     1,509       1,540
                                         -------     -------
Total Assets                             $54,659     $52,307
                                         =======     =======
Liabilities and Shareholders' Equity
 Notes payable and lines of credit       $14,949     $14,546
 Accounts payable & accrued liabilities    3,826       3,417
 Deferred revenue and commissions          5,540       5,494
 Deferred income taxes                     3,767       3,723
                                         -------     -------
  Total liabilities                       28,082      27,180

Shareholders' Equity:
 Common stock, no par value; 30,000,000
  shares authorized; 2,739,425 shares
  issued; 2,727,517 shares outstanding    10,051       7,812
 Additional paid-in capital                  937         929
 Retained earnings                        15,681      16,478
 Treasury stock, at cost, 10,826 shares      (92)        (92)
                                         -------     -------
  Total shareholders' equity              26,577      25,127
                                         -------     -------
Total Liabilities and
 Shareholders' Equity                    $54,659     $52,307
                                         =======     =======

See Accompanying Notes to Consolidated Financial Statements.
All shares of common stock have been restated to reflect a 10% stock dividend declared March 4, 1995.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Three Months ended March 31,                1995        1994
(Dollars in thousands)
- ---------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                $1,446        $595
Non-cash items included above:
 Depreciation, depletion & amortization      122         138
 Deferred revenue                           (117)       (291)
 Deferred income taxes                        44          (5)
 (Gain) loss from joint ventures            (893)         (4)
 Minority interests                          255          56
 Employee restricted stock plan                8          10
Net change in:
 Receivables                                 105         (83)
 Land held for sale                         (365)         68
 Other assets                                  6         (95)
 Accounts payable & accrued liabilities      288         (49)
                                          ------      ------
Net cash flow from operating activities      899         340

CASH FLOW FROM INVESTING ACTIVITIES:
 Additions to properties                    (123)        (47)
 Proceeds from sale of properties            198           0
 Proceeds from notes receivable              250         314
 Distribution to minority interest partners (137)          0
 Distributions from joint ventures           918           0
                                          ------      ------
Net cash flow from investing activities    1,106         267

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from debt                          923         839
 Payment of debt                            (520)       (980)
 Capital contribution from minority
  interest partners                            0           6
                                           ------      ------
Net cash flow from financing activities      403        (135)
                                           ------      ------
Net increase (decrease) in cash and
 cash equivalents                          2,408         472

Cash and cash equivalents at
 beginning of period                       5,111         534
                                          ------      ------
Cash and cash equivalents at
 end of period                            $7,519      $1,006
                                          ======      ======
See accompanying Notes to Consolidated Financial Statements.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1994 annual report on Form 10-K.

2.  The results of operations for the three months ended March
    31, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

3. During the three months ended March 31, 1995 and 1994, the Company sold land in exchange for notes receivable in the amount of $178,000 and $255,000 respectively, all of which was deferred.

4. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, NZ Properties, Inc., NZ Development Corporation and NZU Inc., along with three joint ventures in which the Company holds a majority ownership.

5. Certain amounts have been reclassified for comparative purposes.

6. Earnings per share are based on 2,727,517 shares in 1995 and 1994, which represents the weighted average number of shares outstanding and which have been restated to reflect a 10% stock dividend declared March 4,1995.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from sales of land, single-family and recreational lots, distributions from its joint ventures and other ongoing operations, along with unused borrowing capacity, should be adequate for continuing operations and considerable future investments.

  Financing, at the joint venture level, is being utilized to develop single-family lots. This loan is secured by the property involved, along with guarantees from the Company and its partner. At March 31, 1995, there was $923,000 borrowed against the $2,800,000 development loan. The Company has a line of credit, which converted to a reducing revolving term loan, with a commitment base of $1,250,000. The line, which is expected to be extended, matures June 30, 1995, is secured by various real estate holdings and notes receivable. At March 31, 1995 the Company had no borrowings against this line.

RESULTS OF OPERATIONS

  For the three months ended March 31, 1995 net income was $1,446,000 ($0.53 per share) compared to $595,000 ($0.22 per share) for the same period of 1994. The 1995 increased earnings are a result of the sale of a 12-acre school site and continued strong sales of single-family lots in our Seven Bar and WillowWood subdivisions in Albuquerque. The first quarter also included a cash distribution from a joint venture property located in Tempe, Arizona. This distribution resulted from the sale of the office building and adjoining vacant 8-acre parcel that was the only asset of the joint venture. NZ's investment in this joint venture had been written off in 1991 due to the soft real estate market at that time. With the resurgence of the real estate market, the sale of this property was possible and NZ will receive cash of approximately $1,600,000 in total. $900,000 of this amount was received and recorded as income in this reporting period.

NOTE: Earnings per share have been restated to reflect a 10% stock dividend declared March 4, 1995.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES

                    PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the three month period ended March 31, 1995, requiring a response to Items 1 through 6.



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


Date:     April 25, 1995