Form 10-Q
period 1995-06-30
NEW MEXICO & ARIZONA LAND CO
filed 1995-08-01
CIK 71478

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                            FORM 10-Q

/X/ Quarterly Report Under Section 13 or 15(d)of the Securities
    Exchange Act of 1934.
    For the quarterly period ended June 30, 1995.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, no par value              2,727,538
             Class               Outstanding at July 24, 1995

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES


                             INDEX

                                                           Page
                                                          Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Consolidated Statements of Operations
    for the six and three months ended
    June 30, 1995 and 1994                                      3

    Consolidated Balance Sheets as of
    June 30, 1995 and December 31, 1994                         4

    Consolidated Statements of Cash Flows
    for the six months ended June 30, 1995
    and 1994                                                    5

    Notes to Consolidated Financial Statements                  6

  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations               7

PART II - OTHER INFORMATION                                     8

SIGNATURES                                                      8

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(Amounts in thousands, except per share data)
                                Three months       Six months
                                ended June 30,    ended June 30,
                                 1995     1994     1995     1994
-----------------------------------------------------------------
Revenues:
 Property sales               $3,588   $2,987   $6,357   $5,131
 Property rentals                739      739    1,493    1,511
 Investment income               453      277      982      717
 Other                         1,227       97    1,270      147
                            -------- -------- -------- --------
                              $6,007   $4,100  $10,102   $7,506

Expenses:
 Cost of property sales        2,480    1,508    3,901    2,794
 Rental property                 268      308      523      591
 General and administrative      369      738      658    1,100
 Interest                        229      282      473      558
 Depreciation, depletion
  and amortization               120      131      242      269
 Other                             2        2        4        4
                            -------- -------- -------- --------
                               3,468    2,969    5,801    5,316
                            -------- -------- -------- --------
Income Before Joint Ventures,
 Minority Interests and
 Income Taxes                  2,539    1,131    4,301    2,190
Gain(loss)from joint ventures    701     (192)   1,594     (188)
Minority interests              (251)    (260)    (506)    (316)
                            -------- -------- -------- --------
Income Before Income Taxes     2,989      679    5,389    1,686
Provision for income taxes     1,186      285    2,140      697
                            -------- -------- -------- --------
NET INCOME                    $1,803     $394   $3,249     $989
                            ======== ======== ======== ========
Income Per Share of
 Common Stock                  $0.66    $0.14    $1.19    $0.36
                            ======== ======== ======== ========
Average Nunber of
 Common Shares                 2,728    2,728    2,728    2,728
                            ======== ======== ======== ========
See accompanying Notes to Consolidated Financial Statements.
Shares and earnings per share for 1994 have been restated to reflect a 10% stock dividend declared March 4, 1995

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
                                          Unaudited
(Dollars in thousands)                     June 30, December 31,
                                              1995        1994
-----------------------------------------------------------------
Assets
 Properties, net                           $32,579     $35,432
 Receivables, net                            8,766      10,224
 Cash and cash equivalents                  11,493       5,111
 Other                                       1,614       1,540
                                           -------     -------
Total assets                               $54,452     $52,307
                                           =======     =======
Liabilities and Shareholders' Equity
 Notes payable and lines of credit         $13,602     $14,546
 Accounts payable and
  accrued liabilities                        1,257       2,165
 Deferred revenue and commissions            5,466       5,494
 Deferred income taxes                       4,184       3,723
                                           -------     -------
Total liabilities                           24,509      25,928

Minority interests                           1,560       1,252

Shareholders' equity:
 Common stock, no par value; 30,000,000
  shares authorized; 2,739,446 shares
  issued; 2,727,538 shares outstanding      10,051       7,812
 Additional paid-in capital                    939         929
 Retained earnings                          17,485      16,478
 Treasury stock, at cost, 11,908 shares        (92)        (92)
                                           -------     -------
Total shareholders' equity                  28,383      25,127
                                           -------     -------
Total liabilities and
 shareholders' equity                      $54,452     $52,307
                                           =======     =======
See accompanying Notes to Consolidated Financial Statements.
All shares of common stock reflect a 10% stock dividend
 declared March 4, 1995.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six Months ended June 30,                    1995        1994
(Dollars in thousands)
---------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                 $3,249        $989
Non-cash items included above:
 Depreciation, depletion & amortization       242         269
 Deferred revenue                            (366)       (957)
 Deferred income taxes                        461         (44)
 (Gain)loss from joint ventures            (1,594)        188
 Minority interests                           506         316
 Employee restricted stock plan                10          20
Net change in:
 Receivables                                1,295        (680)
 Land held for sale                        (1,762)       (362)
 Other assets                                (112)       (133)
 Accounts payable & accrued liabilities      (912)       (232)
                                           ------      ------
Net cash flow from operating activities     1,017        (626)

CASH FLOW FROM INVESTING ACTIVITIES:
 Additions to properties                     (192)       (129)
 Proceeds from sale of properties           4,565           2
 Proceeds from notes receivable               501         601
 Distribution to minority interest partners  (197)          0
 Distributions from joint ventures          1,632           3
                                           ------      ------
Net cash flow from investing activities     6,309         477

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from debt                         1,623       2,305
 Payment of debt                           (2,567)     (1,649)
 Capital contribution from minority
  interest partners                             0          17
                                           ------      ------
Net cash flow from financing activities      (944)        673
                                           ------      ------
Net increase in cash and
 cash equivalents                           6,382         524
Cash and cash equivalents at
 beginning of period                        5,111         534
                                          -------      ------
Cash and cash equivalents at
 end of period                            $11,493      $1,058
                                          =======      ======
See accompanying Notes to Consolidated Financial Statements.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1994 annual report on Form 10-K.

2. The results of operations for the six months ended June 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

3. During the six months ended June 30, 1995 and 1994, the Company sold land in exchange for notes receivable in the amount of $399,000 and $601,000 respectively, of which $338,000 was deferred in 1995. In 1994 the entire $601,000 was deferred.

4. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, NZ Properties, Inc., NZ Development Corporation and NZU Inc., along with three joint ventures in which the Company holds a majority ownership.

5. Certain amounts have been reclassified for comparative purposes.

6. Earnings per share are based on 2,727,538 shares in 1995 and 1994, which represents the weighted average number of shares outstanding and which have been restated to reflect a 10% stock dividend declared March 4,1995.

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

  Financing, at the joint venture level, is being utilized to develop single-family lots. These loans are secured by the property involved, along with guarantees from the Company and its partner. At June 30, 1995, there was $1,003,000 borrowed against the $2,800,000 development loan and an additional $3,850,000 revolving line of credit will be in place in August, 1995.

  The Company's corporate line of credit expired June 30, 1995.
A $1,000,000 revolving line, secured by two real estate parcels, is expected to be signed withing the next month.

RESULTS OF OPERATIONS

  For the six months ended June 30, 1995 net income was $3,249,000 ($1.19 per share) compared to $989,000 ($0.36 per share) for the same period of 1994. The 1995 increased earnings are a result of continued strong sales of single-family lots in our Seven Bar and WillowWood subdivisions in Albuquerque and the sale of other miscellaneous parcels. The first six months of 1995 also include a cash distribution from a joint venture property located in Tempe, Arizona, and the sale of a mortgage note on a Tucson hotel. The joint venture distribution resulted from the sale of the office building and adjoining vacant 8-acre parcel that was the only asset of the joint venture. NZ's investment in this joint venture had been written off in 1991 due to the soft real estate market at that time.
With the resurgence of the real estate market, the sale of this property was possible and NZ received cash of approximately $1,600,000, which went directly to income. In 1990 the Company sold a hotel located in Tucson, Arizona and took a mortgage note as payment. In the years of 1991 and 1992, the note was discounted due to the soft real estate market and terms of the note. In June, 1995 the note was sold for 85.5% of its face value and the Company recorded income of over $1,000,000. A portion of the proceeds from the note was used to reduce outstanding debt.
  Interest income increased over 1994, due to the additional amount of cash available for investment. Administrative costs in 1995 are also down from 1994, due primarily to a one time charge in 1994 for the liability in the amount of $398,000 in connection with the resignation of a Company officer. Also in 1994, additional depletion of certain of the Company oil and gas interests was recorded, this charge was reflected in gain (loss) from joint ventures.

NOTE: 1994 earnings per share have been restated to reflect a 10% stock dividend declared March 4, 1995.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES

                    PART II - OTHER INFORMATION

  There were no proceedings, changes, occurrences or other matters occurring during the three month period ended
June 30, 1995, requiring a response to Items 1 through 6.



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


Date:     August 2, 1995