Form 10-Q
period 1995-09-30
NEW MEXICO & ARIZONA LAND CO
filed 1995-11-09
CIK 71478

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1995.

/ /     Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from   N/A   to    N/A.

                        Commission File Number:  0-497


                      NEW MEXICO AND ARIZONA LAND COMPANY
             (Exact name of registrant as specified in its charter)

                           ARIZONA                    43-0433090
             (State or other jurisdiction of         ( I.R.S. Employer
              incorporation or organization)        Identification No.)

  3033 N. 44TH STREET, SUITE 270, PHOENIX, ARIZONA                  85018-7228
      (Address of principal executive offices)                      (Zip Code)

                                  602/952-8836
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X     No
                                                 ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, NO PAR VALUE                      2,727,538
                   Class                        Outstanding October 31,1995

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                FORM 10-Q

                                                                           Page
                                                                           Number
                                                                           ------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

                  Consolidated Statements of Operations for the nine
                  and three months ended September 30, 1995 and 1994            3

                  Consolidated Balance Sheets as of September 30,
                  1995 and December 31, 1994                                    4

                  Consolidated Statements of Cash Flows for the
                  nine months ended September  30, 1995 and 1994                5

                  Notes to Consolidated Financial Statements                    6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                    7

PART II - OTHER INFORMATION                                                     8

SIGNATURES                                                                      8


NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

Item 1:  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
========================================================================================
Period ended September 30,                        Third Quarter           Nine months
(In thousands, except per share data)             1995        1994        1995      1994
----------------------------------------------------------------------------------------
REVENUES:
   Property sales                               $6,528      $2,330     $12,885    $7,461
   Property rentals                                752         804       2,245     2,315
   Investment income                               331         243       1,313       960
   Other                                            54          76       1,324       223
----------------------------------------------------------------------------------------
                                                 7,665       3,453      17,767    10,959
----------------------------------------------------------------------------------------
EXPENSES:
   Cost of property sales                        3,812       1,350       7,713     4,144
   Rental property                                 291         302         814       893
   General and administrative                      382         242       1,040     1,342
   Interest                                        222         257         695       815
   Depreciation, depletion and amortization        123         135         365       404
   Other                                             1           2           5         6
----------------------------------------------------------------------------------------
                                                 4,831       2,288      10,632     7,604
----------------------------------------------------------------------------------------
INCOME BEFORE JOINT VENTURES, MINORITY
  INTERESTS AND INCOME TAXES                     2,834       1,165       7,135     3,355
Gain (loss) from joint ventures                     (8)        (11)      1,586      (199)
Minority interests                                (497)       (139)     (1,003)     (455)
----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       2,329       1,015       7,718     2,701
Provision for income taxes                         925         390       3,065     1,087
----------------------------------------------------------------------------------------
NET INCOME                                      $1,404        $625      $4,653    $1,614
========================================================================================
INCOME PER SHARE OF COMMON STOCK                 $0.52       $0.23       $1.71     $0.59
========================================================================================
AVERAGE NUMBER OF COMMON SHARES                  2,728       2,728       2,728     2,728
========================================================================================


See the accompanying Notes to Consolidated Financial Statements.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                FORM 10-Q

CONSOLIDATED BALANCE SHEETS
=============================================================================


                                                     UNAUDITED
                                                 SEPTEMBER 30,   DECEMBER 31,
(Dollars in thousands)                                   1995           1994
-----------------------------------------------------------------------------
ASSETS
   Properties, net                                    $33,953         $35,432
   Receivables, net                                     9,284          10,224
   Cash and cash equivalents                           11,531           5,111
   Other                                                1,399           1,540
-----------------------------------------------------------------------------
Total assets                                          $56,167         $52,307
=============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable and lines of credit                  $13,687         $14,546
   Accounts payable and accrued liabilities             1,227           2,165
   Deferred revenue and commissions                     5,443           5,494
   Deferred income taxes                                4,141           3,723
-----------------------------------------------------------------------------
   Total liabilities                                   24,498          25,928
-----------------------------------------------------------------------------
Minority interests                                      1,881           1,252
-----------------------------------------------------------------------------

Shareholders' equity:
   Common stock, no par value; 30,000,000
      shares authorized; 2,739,446 shares issued;
      2,727,538 shares outstanding                     10,051           7,812
   Additional paid-in capital                             940             929
   Retained earnings                                   18,889          16,478
   Treasury stock, at cost, 11,908 shares                 (92)            (92)
-----------------------------------------------------------------------------
   Total shareholders' equity                          29,788          25,127
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity            $56,167         $52,307
=============================================================================

See accompanying Notes to Consolidated Financial Statements.

All shares of common stock reflect a 10% stock dividend declared March 4, 1995.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================
Nine Months ended September 30,
(Dollars in thousands)                                          1995        1994
--------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                   $4,653      $1,614
Non-cash items included above:
   Depreciation, depletion and amortization                     365         404
   Deferred revenue                                            (752)       (577)
   Deferred income taxes                                        417        (145)
   (Gain) loss from joint ventures                           (1,586)        198
   Minority interests                                         1,003         455
   Employee restricted stock plan                                11          29
Net change in:
   Receivables                                                  959           3
   Land held for sale                                          (119)     (1,091)
   Other assets                                                  95        (443)
   Accounts payable and accrued liabilities                    (941)        558
-------------------------------------------------------------------------------
Net cash flow from operating activities                       4,105       1,005
-------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to properties                                   (3,333)       (660)
   Proceeds from sale of properties                           4,566         270
   Proceeds from notes receivable                               682         820
   Distribution to minority interest partners                  (862)          0
   Distributions from joint ventures                          1,632           4
-------------------------------------------------------------------------------
Net cash flow from investing activities                       2,685         434
-------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                         3,027       3,531
   Payment of debt                                           (3,886)     (3,039)
   Capital contribution from minority interest partners         489          33
-------------------------------------------------------------------------------
Net cash flow from financing activities                        (370)        525
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     6,420       1,964
-------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period              5,111         534
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $11,531      $2,498
===============================================================================

See accompanying Notes to Consolidated Financial Statements.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1994 annual report on Form 10-K

2. The results of operations for the nine months ended September 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

3. During the nine months ended September 30, 1995 and 1994, the Company sold land in exchange for notes receivable in the amount of $1,357,000 and $816,000 respectively, of which $920,000 and 816,000 was deferred.

4. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, NZ Properties, Inc., NZ Development Corporation and NZU Inc., along with three joint ventures in which the Company holds a majority ownership.

5.     Certain amounts have been reclassified for comparative purposes.

6. Earnings per share are based on 2,727,538 shares in 1995 and 1994 respectively, which represents the weighted average number of shares outstanding and which have been restated to reflect a 10% stock dividend declared March 4, 1995.

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

Financing, at the joint venture level, is being utilized to develop single-family lots. These loans are secured by the property involved, along with guarantees from the Company and its partner. At September 30, 1995, there was $435,000 borrowed against the $3,850,000 development line of credit and no borrowings against the $2,800,000 development loan. The Company is expecting to have a $1,000,000 working capital line of credit in place by mid-November, 1995. This facility is secured by real property.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1995 net income was $4,653,000 ($1.71 per share) compared to $1,614,000 (59 cents per share(1)) for the same period of 1994. The 1995 increased earnings are a result of continued strong sales of single-family lots in our Seven Bar and WillowWood subdivisions in Albuquerque and the sale of other miscellaneous parcels; a cash distribution from a joint venture property located in Tempe, Arizona; and the sale of a mortgage note.

Internal rate of return from the Seven Bar joint ventures is now over 80% while WillowWood is generating over a 50% internal rate of return. These joint ventures have paid NZ over $4,000,000 in cash in 1995. In the Seven Bar joint ventures, approximately one-half of the land has been sold and we have sales contracts on about one-third of the lots remaining to be developed.

The Company received $1,600,000 in cash and income from another joint venture resulting from the sale of all the assets of that joint venture. And an additional cash and income generator was the sale of a mortgage note the company held on a hotel. This note was sold for 85.5% of face value, generating over $4,000,000 in cash and $1,000,000 in income. A portion of the proceeds from the note was used to reduce outstanding debt.

Interest income increased and interest expense decreased over 1994, due to additional cash available for investment and a reduction in outstanding debt. Administrative cost in 1995 are also down from 1994, due primarily to a one time charge in 1994 for the liability in connection with the resignation of a company officer. Also in 1994, additional depletion of certain of the Company oil and gas interests was recorded, this charge was reflected in gain (loss) from joint ventures.

(1) Earnings per share have been restated to reflect a 10% stock dividend declared March 4, 1995.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q


                          PART II - OTHER INFORMATION

ITEM 5: OTHER INFORMATION.

Sherman O. Kasper resigned from the Board of Directors of New Mexico and Arizona Land Company. At the October 20, 1995 Board meeting, William A. Pope, President & CEO of New Mexico and Arizona Land Company was appointed to the Board to serve the remainder of Mr. Kasper's term, which expires in 1997.

There were no proceedings, changes, occurrences or other matters occurring during the nine month period ended September 30, 1995, requiring a response to Items 1 through 4 or Item 6 of Regulation S-K and, consequently, no reports were filed on Form 8-K for the period.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           New Mexico and Arizona Land Company


                                           /s/ E.M.Bedewi
                                           -------------------------------------
                                           E. M. Bedewi,
                                           Sr. Vice President and Treasurer




                                           /s/ William A. Pope
                                           -------------------------------------
                                           William A. Pope,
                                           President and Chief Executive Officer



Date:     November 6, 1995