Form 10-K405
period 1995-12-31
NEW MEXICO & ARIZONA LAND CO
filed 1996-03-29
CIK 71478

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

   For the Fiscal Year Ended December 31, 1995, Commission File Number 0-497

                       NEW MEXICO AND ARIZONA LAND COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arizona                                    43-0433090
       ---------------                            -------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

        3033 North 44th Street, Suite 270, Phoenix, Arizona      85018
     ---------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

         Registrant's telephone number, including area code 602/952-8836
                                                            --------------
        Securities registered pursuant to Section 12(b) of the Act: None
                                                                   -------
          Securities registered pursuant to Section 12(g) of the Act:

                 Title of each class: Common stock, no par value
                                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: aggregate market value $21,281,000. Closing price on the American Stock Exchange on March 8, 1996: $16.125 per share.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. Class: Common Stock, no par value. Outstanding at March 8, 1996: 2,734,538 shares.

Documents Incorporated by Reference: Part III of the Form 10-K incorporates by reference certain portions of the registrant's definitive proxy statement to be filed with the Commission on or before April 15, 1996.

                                      INDEX

ITEM 1:  Business                                                                  2 - 3
----------------------------------------------------------------------------------------
ITEM 2:  Properties                                                                4 - 5
----------------------------------------------------------------------------------------
ITEM 3:  Legal Proceedings                                                             5
----------------------------------------------------------------------------------------
ITEM 4:  Submission of Matters to a Vote of Security Holders                           5
----------------------------------------------------------------------------------------
ITEM 5:  Market for Registrant's Common Equity and Related
            Stockholder Matters                                                        5
----------------------------------------------------------------------------------------
ITEM 6:  Selected Financial Data                                                       6
----------------------------------------------------------------------------------------
ITEM 7:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                              6 - 7
----------------------------------------------------------------------------------------
ITEM 8:  Financial Statements and Supplementary Data                              8 - 23
----------------------------------------------------------------------------------------
ITEM 9:  Changes in and disagreements with Accountants on Accounting
            and Financial Disclosure                                                  23
----------------------------------------------------------------------------------------
ITEM 10: Directors and Executive Officers of the Registrant                           23
----------------------------------------------------------------------------------------
ITEM 11: Executive Compensation                                                       23
----------------------------------------------------------------------------------------
ITEM 12: Security Ownership of Certain Beneficial Owners and Management               24
----------------------------------------------------------------------------------------
ITEM 13: Certain Relationships and Related Transactions                               24
----------------------------------------------------------------------------------------
ITEM 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K             24
----------------------------------------------------------------------------------------

ITEM 1:  BUSINESS

         New Mexico and Arizona Land Company ("the Company"or "NZ") was organized in 1908 as an Arizona Corporation. Currently it has 21 full time employees and is conducting business in Arizona, New Mexico, Texas and Oklahoma. The Company owns various urban and rural real estate properties, most of which are debt free. It also owns extensive mineral rights. Real estate and mineral holdings are listed and briefly described on pages 3 and 4.

          NZ's primary business objective is to at all times maintain financial integrity, while maximizing shareholder values through participation in local business trends and focused opportunities.

         Nearly $12,000,000 in revenue was generated in 1995 by NZ's three joint ventures involved in land parcel sales and residential lot development in Albuquerque. 308 developed lots were sold by these joint ventures to home builders in 1995; additionally, two parcels totaling about 16 acres were sold for a church and a school. Residential lot inventory is adequate for 1996, although sales are expected to taper off if the local residential real estate market returns to more normal levels. NZ holds a 75% interest in each of these joint ventures.

         In 1995, NZ purchased two parcels of land, totaling 147 acres, in Scottsdale for the development of residential lots. It is expected that development of at least one of these parcels will begin in 1996.

         Also, in 1995, NZ entered into two new partnerships. It purchased a 51% interest in a limited liability company, Texas Elm Fork Ranch L.L.C., that is developing a family entertainment center in the Dallas-Fort Worth area. The Rancho del Oro partnership purchased a 132-acre parcel designated for a timeshare/golf course project in Sedona, Arizona. The Company's initial ownership in this partnership is 90%, with the other partner having the right to increase ownership up to 45% by meeting certain time requirements.

         In northeastern Arizona, NZ owns nearly 160,000 acres of rural land derived from 19th Century railroad land grants. Accordingly, the Company's book basis in these rural lands about $1.60 per acre. Over the last 16 years, over 70,000 acres of these rural lands have been subdivided and sold as recreational parcels through a joint venture and brokerage agreement. In southern Arizona, the Company has a smaller recreational lot sales program which is being marketed through a local broker. All the parcels are typically sold on installment contracts with outstanding notes receivables now amounting to over $7,000,000. Total cash received in 1995 was over $1,900,000 from these two rural parcel sales programs. Both programs have only enough inventory to maintain sales through 1996.

         NZ owns and operates four apartment complexes, 342 units, in four New Mexico communities. These units have federally- subsidized rent contracts designed for the elderly or handicapped. They maintain essentially full occupancy. Operating profit was over $1,600,000, before depreciation and debt service, and operating results should continue at this general level through 1996.

         NZ owns a number of undeveloped urban properties in Arizona and New Mexico. Two of the Albuquerque parcels are now under contract for sale at attractive prices, though closing is dependent upon achieving a change in the land use designation.

         NZ owns over one million acres of mineral rights in Arizona and New Mexico which originated, like the rural lands, from railroad land grants. The majority of these lands are prospective for petroleum discovery. More assuredly, they contain two delineated deposits of uranium which should be amenable to modern solution mining techniques. Given adequate uranium market prices these deposits could become commercial in the future. One deposit, located at Crownpoint, New Mexico is currently leased to a uranium company specializing in solution mining. In 1995, additional mineral rights were acquired by NZ under property known to contain uranium and located adjacent to NZ owned mineral lands at Crownpoint. The Company is currently working on design and permitting issues associated with development of a solution mine on the unleased Hosta Butte deposit.

         In addition, NZ has identified a large deposit of industrial grade limestone on its fee lands in New Mexico, and has 337 acres of mineral rights under a number of petroleum producing wells in the Anadarko basin of Oklahoma. Revenue from these wells and other mineral leasehold payments does not, presently, constitute a significant portion of the Company's consolidated revenue.

ITEM 2:  PROPERTIES

The following are schedules of properties owned by the Company at December 31, 1995:

                                                                   Year
                                                                  acquired/            Encumbrance
Location               Description                                developed          (in thousands)
------------------------------------------------------------------------------------------------------
RENTAL PROPERTIES
-----------------
ARIZONA
Scottsdale            I.C.E. Buildings
                           13,020-square feet of buildings
                           on 1.6 acres                              1983                 $  833
Tempe                 12th Place Building
                           37,908-square foot building
                           on 2.7 acres                              1983                    833
Tucson                8 acres leased to
                           Parking Company of America;
                           Park and fly facility                1984-1988                     --
NEW MEXICO
Albuquerque           Brentwood Gardens Apartments
                           122-unit complex on 7.5 acres             1985                  3,131
                      Airpark Building(1)
                           40,000-square foot office
                           building on 2.5 acres                1985-1986                     --
Farmington            Apple Ridge Apartments
                           80-unit complex on 5.7 acres              1985                  2,071
Las Cruces            Montana Meadows Apartments
                           80-unit complex on 6.1 acres              1985                  1,965
Roswell               Wildewood Apartments
                           60-unit complex on 4.3 acres              1985                  1,417
LAND HELD FOR SALE
------------------
NEW MEXICO
Albuquerque           Manzano Mesa Ltd Partnership(2)
                           Residential lot development
                           (WillowWood) planned for 500
                           lots in five phases of which
                           348 lots were sold as of mid-
                           February, 1996.                      1992-1996                      --
                      Brown/NZD Development joint Venture(3)
                           Residential lot development. Seven
                           Bar South, 174 lots in three phases
                           of which 170 were sold as of mid-
                           February, 1996.                     1993-1995                       --
                      Seven Bar North, 730 lots planned in ten
                           phases, with 137 lots sold and 209
                           lots under contract as of mid-
                           February, 1996.                     1995-1999                      989

(1) The property is owned by a general partnership of which the Company owns
    50%.

(2) The property is owned by a limited partnership of which the Company owns
    75%.

(3) The property is owned by a general partnership of which the Company owns
    75%.

                                                                Year                Encumbrance
Location                     Description                      acquired    Acres    (in thousands)
----------------------------------------------------------------------------------------------------
UNDEVELOPED URBAN PROPERTIES
----------------------------
ARIZONA
Gilbert               Cooper and Warner Roads                   1986        11.95      $   333
Mesa                  Greenfield Road and Dorsey Lane           1989        56.74
Chandler              Ray and McClintock Roads                  1986        14.66          141
Scottsdale            Black Mountain and Pima Roads             1995        39.80
Scottsdale            Carefree Highway and 104th Street         1995       107.91          643
Green Valley          Continental and Frontage Roads            1986         9.53
Flagstaff             Zuni and Walapai Streets                  1981        10.00
Sedona                Dry Creek Road (Long Canyon)(1)           1995       132.00

NEW MEXICO
Albuquerque           Menaul and Broadway Roads                 1986        17.70        1,500
Albuquerque           Spain and Juan Tabo  Blvd.                1985         5.89
Albuquerque           Tramway and Academy Roads                 1986        11.21
Albuquerque           Seven Bar Loop and Ellison Roads(2)       1993        51.21          104
Las Cruces            Mesilla Hills                             1990       305.00

(1) Owned by a partnership of which the Company's initial interest is 90%

(2) Owned by a general partnership of which the Company owns 75%.

RURAL AND MINERAL PROPERTIES
                                                 Acres             Acres         Encumbrance
County       State                              Surface          Mineral        (in thousands)
---------------------------------------------------------------------------------------------------
Apache                Arizona                    77,771          146,640
Coconino              Arizona                                     21,191
Mohave                Arizona                                     46,602
Navajo                Arizona                    80,951          474,932
Pima                  Arizona                       752              752
Catron                New Mexico                                  11,346
Cibola                New Mexico                  5,068          225,185
McKinley              New Mexico                    160          117,238               120
San Juan              New Mexico                                   5,040
Socorro               New Mexico                                   2,399
Valencia              New Mexico                                  43,925
Various               Oklahoma                                       337
-----------------------------------------------------------------------------------------------
                                                164,702        1,095,587           $14,080
===============================================================================================

         The Company is lessor on grazing and mineral leases covering approximately 158,000 and 6,060 acres, respectively, and owns working interests in various oil and gas joint ventures located in New Mexico, acquired from 1986 through 1988.

ITEM 3: LEGAL PROCEEDINGS

         As of December 31, 1995 there existed no litigation which posed a significant threat to New Mexico and Arizona Land Company or its assets.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There are 2,739,446 shares of no par common stock issued, which consist of 4,908 shares of treasury stock and 2,734,538 shares outstanding, at December 31, 1995. Sun NZ, L.L.C. owns approximately 50.13% of the outstanding shares of the Company. The stock is admitted to unlisted trading privileges on the American Stock Exchange under the symbol "NZ". Shareholders of record at December 31, 1995, totaled 887. On March 4, 1995, the Board of Directors declared a 10% stock dividend, which was paid on May 1, 1995. No dividends were declared in 1991 through 1994.

         The Company has authority to issue up to 10,000,000 shares of no par serial preferred stock. To date no preferred shares have been issued.

THE MARKET PRICE RANGE BY QUARTER:
--------------------------------------------------------------------------------
                             1995                                1994
                     HIGH              LOW              High              Low
--------------------------------------------------------------------------------
   1st quarter      11 1/4            7 5/8            10 1/4            8 5/8
   2nd quarter      11 7/8            9 1/2            10 1/8            8 1/8
   3rd quarter      13 5/8           10 5/8             9 3/8            8 1/4
   4th quarter      12 5/8           11 3/8             9 3/8            7 3/4

ITEM 6:  SELECTED FINANCIAL DATA
Years ended December 31,
(in thousands, except per share data)        1995          1994            1993              1992             1991
                                          -------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Gross revenues from operations            $22,062         $21,440         $10,337           $10,494        $ 9,507
Income (loss) before cumulative
     effect of an accounting change         5,500           3,936           1,282           (1,472)            287
Net income (loss)                           5,500           3,936           1,282             (892)            287
Earnings (loss) per share before
     cumulative effect of an
     accounting change(1)                    2.02            1.44            0.47            (0.54)           0.11
Earnings (loss) per share(1)                 2.02            1.44            0.47            (0.33)           0.11

SUMMARY OF FINANCIAL POSITION:
Total assets                              $57,682         $52,307         $46,622           $45,772        $53,457
Notes payable and lines of credit          14,080          14,546          15,268            17,392         22,001
Shareholders' equity                       30,721          25,127          21,153            19,871         20,696

OTHER SUPPLEMENTAL INFORMATION:
Weighted average number of
     shares outstanding(1)              2,727,845       2,727,538       2,728,326         2,731,738      2,723,550
Number of shareholders of record              887             925             970             1,035          1,070
Number of full time employees                  21              19              19                19             19

Reclassification of certain prior year amounts have been made for comparative purposes.

(1) Prior years have been restated to reflect the 10% stock dividend paid May 1, 1995.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from sales of land, single-family and recreational lots, distributions from its joint ventures and other on-going operations, along with unused borrowing capacity, should be adequate for continuing operations and investments during the next year.

         Cash distributions from the three Albuquerque joint ventures in 1995 was $6,400,000. As development of these properties continues, additional cash distributions are expected. Currently one of the joint ventures has two loan facilities, which have required guarantees by the Company as well as its partner. The Company may be required to continue to guarantee loans made to this joint venture, as development of single-family lots continue. The Company and its partner have guaranteed a $2,800,000 development loan and a $3,850,500 line of credit, both to be utilized for lot development. As of February 23, 1996, there was $239,000 borrowed against the $2,800,000 and $1,396,000 borrowed against the $3,850,500 line.

         In 1995, the Company paid off an outstanding debt of $1,013,000 and renewed its $1,000,000 line of credit for a one year period, maturing October 1996. At February 23, 1996 there were no borrowings against this line. Also at February 23, 1996, the Company had cash on hand of over $4,700,000.

INFLATION, DEFLATION, AND CHANGING PRICES

         The results of operations and capital expenditures will continue to be affected by inflation, deflation and changing prices. Price changes and market trends in real estate, rental rates, oil, gas and uranium could have significant effects on Company operations.

RESULTS OF OPERATIONS--1995 COMPARED TO 1994

         Net income for 1995 was $5,500,000 ($2.02 per share) compared to $3,936,000 ($1.44 per share) in 1994, an increase of about 40%. The 1994 earnings per share reflect the effects of the 10% stock dividend paid in 1995. Revenue in 1995 from the sale of single-family lots was up by about $2,000,000 over 1994, but revenue from the sale of other properties was down by approximately $3,000,000. Revenue from property sales was down by about $1,000,000.

         Rental properties continue to produce a steady cash flow and income from year to year, in both 1995 and 1994 operating income before depreciation and debt service was over $1,900,000 .

         Investment income fluctuates according to the amount of cash on hand and the amount of the outstanding notes receivable. Cash on hand during the majority of 1995 was considerably greater than in 1994, thereby producing interest income of $373,000 compared to $32,000 in 1994.

         In 1995, the Company sold a note receivable for a gain of almost $1,100,000, which is reflected in other income on the income statement. Also in 1995, one of the joint ventures in which the Company owned a 50% interest sold its only asset, an office complex. The Company's investment in this joint venture had been written off in prior years. Revenue of $1,609,000 was recognized in 1995 and is reflected in gain (loss) from joint ventures on the income statement.

         The change in general and administrative expense from 1994 was a decrease of $128,000. In 1994, there was a one-time charge of $398,000 that resulted from a liability in connection with the resignation of a corporate officer. In 1995, the Company awarded its corporate officers and directors bonuses in the amount of $135,000 and $116,000, respectively.

         Cash flow from operating activities decreased by $5,300,000 from the prior year, due primarily to the purchase of property in the Sedona, Arizona area that will be developed into a timeshare/golf course facility.

RESULTS OF OPERATIONS - 1994 COMPARED TO 1993

         Results for 1994 were the best in eight years, with net income of $3,936,000 compared to $1,282,000 in 1993. On March 4, 1995, the Board of
Directors declared a 10% stock dividend which was paid on May 1, 1995. Earnings per share were $1.59 and $0.52 before restatement for the 10% dividend and $1.44 and $.047 after restatement in 1994 and 1993, respectively. Revenue from the sale of residential lots doubled over last year, $8,700,000 compared to $4,300,000 in 1993. The two multi-family parcels in our Seven Bar property were also sold in 1994, which generated revenue of $4,400,000. The total gain on sales of properties increased by $5,600,000 in 1994 over 1993.

         Rental properties continue to produce a steady cash flow and income from year to year. One of the industrial/office buildings located in Phoenix was sold in 1994, for a gain of over $620,000.

         The increase of $325,000 in interest income resulted from the recognition of interest received from a note receivable. Interest expense decreased by $488,000. The principal contributing factors were (a) the ability to capitalize interest as a result of the on-going lot development programs in our Seven Bar and WillowWood projects, (b) the refinancing of the four apartment complexes at a lower interest rate and (c) the repayment of the outstanding balance on the credit line. General and administrative expenses increased by $512,000 in 1994. The major factor in the increase was a one-time charge of $398,000. This represented the amount due under an employment agreement with Richard E. Leonard, who resigned as Chairman, President and Chief Executive Officer of the Company on June 27, 1994. Also in 1994, the majority of the shares of the Company changed ownership. With the change in ownership, certain costs such as insurance, legal fees and board of director fees increased.

         The increase in cash flow from operating activities and investing activities in 1994 compared to 1993, was the result of sales of property, single and multi-family residential lots in Albuquerque and an industrial property in Phoenix.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Company will be required to implement effective for the fiscal year ending December 31, 1996.

         This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and fair value. Assets to be disposed of must be valued at the lower of carrying value or fair value less costs to sell.

         Management believes that if this standard were to be implemented currently, there would not be an impairment loss; however, until it is implementated, management will periodically reassess the Company's situation in relation to SFAS No. 121.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be effective for transactions entered into for the fiscal year ending December 31, 1996. The Company is currently assessing the impact of SFAS No. 123 on the Company's financial statements.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
New Mexico and Arizona Land Company:

       We have audited the accompanying consolidated balance sheets of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP
Phoenix, Arizona
February 16, 1996

New Mexico and Arizona Land Company and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,

(in thousands, except per share data)                           1995           1994             1993
------------------------------------------------------------------------------------------------------
Revenue:
  Property sales                                             $15,910        $16,868           $ 5,999
  Property rentals                                             2,989          3,094             3,121
  Investment income                                            1,678          1,221               896
  Other                                                        1,485            257               321
------------------------------------------------------------------------------------------------------
                                                              22,062         21,440            10,337
------------------------------------------------------------------------------------------------------
Expenses:
  Cost of property sales                                       9,159          8,949             3,716
  Rental property                                              1,089          1,173             1,130
  General and administrative                                   1,518          1,647             1,141
  Interest                                                       946          1,053             1,541
  Depreciation, depletion and amortization                       487            528               592
------------------------------------------------------------------------------------------------------
                                                              13,199         13,350             8,120
Income Before Joint Ventures, Minority
   Interests and Income Taxes                                  8,863          8,090             2,217
Gain (loss) from joint ventures                                1,582           (234)              (88)
Minority interests                                            (1,316)        (1,309)               38
------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                     9,129          6,547             2,167
Income taxes                                                   3,629          2,611               885
------------------------------------------------------------------------------------------------------
Net Income                                                   $ 5,500        $ 3,936           $ 1,282
=======================================================================================================
Earnings per Share of Common Stock(1)                        $  2.02        $  1.44           $  0.47
=======================================================================================================
Weighted Average Number of Common Shares(1)                    2,728          2,728             2,728
=======================================================================================================

See accompanying Notes to Consolidated Financial Statements.
(1) 1994 and 1993 restated to reflect a 10% stock dividend paid May 1, 1995.

New Mexico and Arizona Land Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,

(in thousands)                                                               1995              1994
---------------------------------------------------------------------------------------------------
Assets
   Properties, net                                                        $41,327           $35,432
   Receivables, net                                                         9,690            10,224
   Investments in joint ventures                                              409               454
   Cash and cash equivalents                                                5,301             5,111
   Other                                                                      955             1,086
---------------------------------------------------------------------------------------------------
Total assets                                                              $57,682           $52,307
===================================================================================================

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                                      $14,080           $14,546
   Accounts payable and accrued liabilities                                   999             2,165
   Deferred revenue                                                         5,330             5,494
   Deferred income taxes                                                    4,188             3,723
---------------------------------------------------------------------------------------------------
   Total liabilities                                                       24,597            25,928
---------------------------------------------------------------------------------------------------
Minority interests                                                          2,364             1,252
---------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
     authorized, none issued
   Common stock, no par value; 30,000,000 shares
     authorized; 2,739,446 shares issued; 2,734,538
     and 2,727,538 shares outstanding at December 31,
     1995 and 1994, respectively(1)                                        10,051             7,812
   Additional paid-in capital                                                 966               929
   Retained earnings                                                       19,736            16,478
   Treasury stock, at cost, 4,908 and 11,908 shares
      at December 31, 1995 and 1994, respectively(1)                          (32)              (92)
------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                              30,721            25,127
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $57,682           $52,307
======================================================================================================

See accompanying Notes to Consolidated Financial Statements.
(1) Restated to reflect a 10% stock dividend paid May 1, 1995.

New Mexico and Arizona Land Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,

(in thousands)                                                      1995              1994             1993
-----------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                        $5,500            $3,936           $1,282
Non-cash items included above:
   Depreciation, depletion and amortization                          487               528              592
   Deferred revenue                                               (1,234)           (1,091)            (782)
   Deferred income taxes                                             465               653             (430)
   (Gain) loss from joint ventures                                (1,582)              234               88
   Minority interests                                              1,316             1,309              (38)
   Employee restricted stock plan                                     13                38               51
   Directors stock bonus                                              84                --               --
Net change in:
   Receivables                                                     1,262            (1,438)              28
   Land held for sale                                             (6,789)           (1,095)            (231)
   Other assets                                                      131              (155)             215
   Accounts payable and accrued liabilities                       (1,169)              859              867
-----------------------------------------------------------------------------------------------------------
Net cash flow from operating activities                           (1,516)            3,778            1,642
-----------------------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to properties                                        (3,635)             (814)          (2,043)
   Proceeds from sale of properties                                4,042             1,849            1,938
   Proceeds from notes receivable                                    994             1,074            1,265
   Addition to notes receivable                                     (652)               --               --
   Distribution to minority interest partners                     (1,443)             (316)              --
   Contribution to joint ventures                                     --               (22)             (20)
   Distributions from joint ventures                               1,627                --               43
-----------------------------------------------------------------------------------------------------------
Net cash flow from investing activities                              933             1,771            1,183
-----------------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                              3,664             3,808            3,122
   Payment of debt                                                (4,130)           (4,780)          (5,875)
   Capital contribution from minority
    interest partners                                              1,239                --              297
   Purchase treasury shares                                           --                --              (51)
-----------------------------------------------------------------------------------------------------------
Net cash flow from financing activities                              773              (972)          (2,507)
-----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                            190             4,577              318
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                     5,111               534              216
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $5,301            $5,111           $  534
============================================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                             Total
                                                                              Additional                     Share-
                                Common stock            Treasury stock         paid-in       Retained        holders'
(in thousands)                 Shares(1)Amount         Shares(1) Amount        capital       earnings        Equity
----------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1992            2,740      $ 7,812        6         $(41)          $840        $11,260          $19,871
======================================================================================================================
Net income                                                                                     1,282            1,282
Employee restricted
 stock plan                                                                        51                              51
Purchase of
 treasury stock                                         6          (51)                                           (51)
----------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1993            2,740      $ 7,812       12         $(92)          $891        $12,542          $21,153
======================================================================================================================
Net income                                                                                     3,936            3,936
Employee restricted
 stock plan                                                                        38                              38
----------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1994            2,740      $ 7,812       12         $(92)          $929        $16,478          $25,127
======================================================================================================================
Net income                                                                                     5,500            5,500
10% stock dividend                         2,239                                              (2,242)              (3)
Employee restricted
 stock plan                                                                        13                              13
Directors bonus                                        (7)          60             24                              84
----------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1995            2,740      $10,051        5         $(32)          $966        $19,736          $30,721
======================================================================================================================

See accompanying Notes to Consolidated Financial Statements.
(1) Restated to reflect a 10% Stock Dividend Paid May 1, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF ACCOUNTING POLICIES:

Nature of Business

         New Mexico and Arizona Land Company was organized in 1908 as an Arizona Corporation and is conducting business in Arizona, New Mexico, Texas and Oklahoma. The Company owns and develops urban real estate. It also owns extensive rural real estate and mineral rights.

Principles of consolidation

         The consolidated financial statements include the accounts of New Mexico and Arizona Land Company, its wholly-owned subsidiaries and majority-owned partnerships ("the Company"). All material intercompany transactions have been eliminated in consolidation. Certain financial statement items from prior years may have been reclassified to be consistent with the current year financial statement presentation.

Properties

Properties are recorded at cost net of valuation allowances. Depreciation on rental properties is provided over the estimated useful lives of the assets, ranging from 5 to 35 years, using the straight-line method. Maintenance and repairs are charged to income as incurred and renewals or betterments are capitalized.

Investments in joint ventures

         The Company's investments in joint ventures are accounted for using the equity method.

Property sales and deferred revenue

         Profits on property sales are recognized, subject to the assessment of collectibility of the related receivables, when the buyer's investment amounts to at least 20% of the sales price when development is to commence within a two year period or 25% of the sales price on all other sales. In all instances the buyer remains obligated to increase this investment by a minimum amount annually. Profits on sales that do not meet these requirements are recognized on the installment basis provided minimum down payments are received.

         Deferred revenue results from land sales being accounted for on the installment basis and rents collected in advance. Rents collected in advance represent annual rental payments made in advance of the lease year and are considered earned ratably over the lease year for financial statement purposes.

Income taxes

         The Company follows Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share

         Earnings per share computations are based on the weighted average number of common shares outstanding during the year of 2,727,845 in 1995, 2,727,538 in 1994 and 2,728,326 in 1993. The amounts for 1994 and 1993 have been restated to reflect a stock dividend paid on May 1, 1995.

Cash and cash equivalents

         Cash and cash equivalents include cash on hand, money market accounts and temporary investments, with an original maturity of three months or less.

Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that a company disclose estimated fair values for its financial instruments. The carrying amounts of the Company's receivables and notes payable approximate their estimated fair value because they are at interest rates comparable to market rates, given the terms and maturities. Considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, these fair value estimates are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions.

Management Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; disclosure of contingent assets and liabilities and; the amounts of revenue and expenses at the date of the financial statements. Actual results could differ from those estimates.

NOTE 2: - PROPERTIES

Properties are comprised of the following at December 31,
(in thousands)                                     1995           1994
------------------------------------------------------------------------
Rural lands and unimproved
 urban properties                               $18,542        $18,296
Land held for sale                               12,475          4,738
Rental properties                                17,953         16,827
Other                                             1,507          5,113
Accumulated depreciation,
 depletion  and amortization                     (4,845)        (4,442)
Valuation Allowance                              (4,305)        (5,100)
------------------------------------------------------------------------
                                                $41,327        $35,432
========================================================================

         The future rentals on non-cancelable operating leases related to the Company's rental properties, but excluding its four apartment complexes, are as follows: $634,990 in 1996; $553,414 in 1997; $279,837 in 1998; $279,837 in 1999;
$267,337 in 2000; and $722,535 in later years. The four apartment complexes, which are Federally subsidized under the U.S. Department of Housing and Urban Development Section 8 Housing-Assistance-Payments Program, have contributed revenue of $2,412,000 in 1995, $2,377,000 in 1994 and $2,337,000 in 1993.

         In 1995 the Company sold the note it held on a property that was classified as an insubstance foreclosure. The note was carried at $3,019,000 and sold for $4,100,000. A gain of $1,081,000 was recognized with the sale of this note.

         During 1995 and 1994 the Company acquired two residential real estate parcels at a cost of $2,981,000 and $1,438,000, of which $606,000 and $999,000 was financed, respectively. Also in 1995, the Company acquired a 90% interest in a real estate parcel, at a cost of $7,500,000 that is scheduled to be developed as a timeshare/golf course resort and a 51% interest in a limited liability company, at a cost of $500,000, that is developing a family entertainment center.

         On an annual basis the Company performs a net realizable value ("NRV") determination of its properties. At December 31, 1995, it was determined that the NRV was at or above the book carrying value for each of its properties.

NOTE 3 - RECEIVABLES
Receivables consist of the following at December 31,

(in thousands)                                    1995           1994
-----------------------------------------------------------------------
Mortgage notes receivable                       $9,590        $ 8,832
Other notes receivable                               7             38
Accounts receivable                                168          1,429
Reserve for bad debts                              (75)           (75)
-----------------------------------------------------------------------
                                                $9,690        $10,224
=======================================================================

         The Company sells recreational land, principally in 40-acre parcels. Since 1980, over 70,000 acres have been sold in Arizona. The mortgage notes receivable from these land sales, due over ten to fifteen years, bear interest at rates ranging from 10.5% to 12%, and are secured by the properties sold. At December 31, 1995 and 1994 mortgage notes receivable relating to these sales totalled $7,318,000 and $6,499,000, respectively. The Company sold land for mortgage notes receivable in the amount of $2,045,000 and $1,285,000 during the years ended December 31, 1995 and 1994, respectively. In 1995 and 1994 the Company collected $903,000 and $969,000 in principal payments on these land sale contracts. In 1995 the sales volume increased due to the addition of a 1,370-acre program begun in southern Arizona. By the end of 1996, both the northern and southern Arizona programs will have sold the bulk of the remaining inventory. So, with these programs winding down and if no new inventory is added, it is expected that the 1996 sales volume will decrease. Principal payments should remain at the 1995 level for the next two to three years and then decrease as the older contracts are paid off.

         The Company has a mortgage note receivable with a remaining principal balance of $2,221,000, from a 1983 sale of an apartment complex located in Flagstaff, Arizona. This note, which matured in September 1992, was restructured under a bankruptcy reorganization plan. Under the reorganization plan the maturity of the note was extended to January 13, 2000, the interest rate was reduced from 10% to 8.75% and the payments were changed from quarterly interest-only payments to monthly payments of principal and interest. Also in connection with that sale, the Company remained contingently liable under a mortgage note that was assumed by the purchaser. The estimated fair value of the property securing the Company's mortgage note receivable exceeds the basis of the mortgage note receivable and the mortgage assumed by the buyer. Consequently, should the buyer default under the note, the Company would not recognize a loss on foreclosure.

NOTE 4 - NOTES PAYABLE AND LINES OF CREDIT

         On November 1, 1995, the Company obtained a $1,000,000 line of credit which matures October, 1996. The loan is secured by certain real estate holdings. Interest is at the bank's prime rate (8.50% at December 31, 1995) plus 3/4%. At December 31, 1995, there were no borrowings on this line.

         The Company and its partner guaranteed a development loan and a line of credit for one of its majority-owned partnerships. The maximum amount of the development loan is $2,800,000. This loan expires April 1996. The commitment amount of the line of credit is $3,850,500. This facility expires in August 1996. At December 31, 1995, the partnership had $135,000 outstanding on the $2,800,000 loan and $854,000 outstanding on the $3,850,500 line. The interest rates are at prime plus 1/2% and at prime, respectively. Interest on both facilities is paid monthly.

         At December 31, 1995, the Company had other notes payable secured principally by real estate properties, aggregating $13,091,000, with interest rates ranging from 7 1/8% to 10 3/4%, payable through 2009. Interest payments vary from monthly to semiannually.

         Principal payments due on all notes payable and lines of credit are as follows: $4,778,000 in 1996; $618,000 in 1997; $668,000 in 1998; $663,000 in
1999; $685,000 in 2000; and $6,668,000 in later years. Interest paid in 1995,
1994 and 1993, amounted to $1,316,000, $1,449,000 and $1,601,000, respectively.
Interest cost incurred in 1995, 1994 and 1993, was $1,286,000, $1,434,000 and
$1,650,000, respectively, of which $340,000, $381,000 and $141,000 was capitalized.

NOTE 5 - INCOME TAXES
Income tax expense is comprised of the following:

(in thousands)                1995           1994          1993
---------------------------------------------------------------
Current:
  Federal                   $2,531         $1,566        $1,052
  State                        633            392           263
Deferred:
  Federal                      368            522          (340)
  State                         97            131           (90)
---------------------------------------------------------------
                            $3,629         $2,611        $  885
===============================================================

         The reconciliation of the computed statutory income tax expense to the effective income tax expense follows:

(in thousands)                1995           1994         1993
-------------------------------------------------------------
Statutory Federal income
  tax expense               $3,104         $2,226         $737
Reconciling items:
  State income taxes,
   net of Federal benefit      474            345          114
  Other                         51             40           34
--------------------------------------------------------------
                            $3,629         $2,611         $885
==============================================================

         The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31,

(in thousands)                                       1995           1994
------------------------------------------------------------------------
Deferred tax assets:
  Properties, principally due to
   valuation allowances, depreciation
   and amortization of costs                      $ 2,764        $ 3,365
  Investments in joint ventures,
   principally due to valuation allowances            174            149
  Other                                               142            138
------------------------------------------------------------------------
 Total gross deferred tax assets                  $ 3,080        $ 3,652
------------------------------------------------------------------------
Deferred tax liabilities:
  Properties, principally due to basis
    differences upon acquisition                  $(5,665)       $(5,446)
  Receivables/deferred revenue principally
    due to installment sales                       (1,537)        (1,788)
  Other                                               (66)          (141)
-------------------------------------------------------------------------
Total gross deferred tax liabilities               (7,268)        (7,375)
-------------------------------------------------------------------------
Net deferred tax liability                        $(4,188)       $(3,723)
========================================================================

         Income taxes paid in 1995, 1994 and 1993 amounted to $3,596,000, $2,164,000 and $1,004,000, respectively.

NOTE 6 - INVESTMENTS IN JOINT VENTURES

         The Company participates in a joint venture that developed an office building. Revenues, costs and profits or losses are shared equally. In prior years the Company reduced its investment of its share of this joint venture to the estimated realizable value of the building, which is the only asset of this joint venture. Operations of this joint venture continue.

         The following is a summary of the condensed combined balance sheets and results of operations of this joint venture:

December 31, (in thousands)           1995             1994
-----------------------------------------------------------
Assets, primarily real estate       $1,865           $1,908
===========================================================
Liabilities                         $   18           $   20
Capital                              1,847            1,888
-----------------------------------------------------------
                                    $1,865           $1,908
===========================================================

Years ended December 31, (in thousands)                     1995            1994
1993 -------------------------------------------------------------------------
                                                                       Revenue
$ 249            $223            $ 183 Operating expenses                  173
177              219 Depreciation and amortization        83              70
69 ------------------------------------------------------------------------- Net
loss                            $(7)           $(24)           $(105)
=========================================================================

         In 1995, a joint venture in which the Company owned a 50% interest sold its only asset, an office complex. The Company's investment in this joint venture had been written off in prior years. Revenue of $1,609,000 was recognized in 1995.

         In addition to the above real estate joint ventures, the Company has invested in various working-interest petroleum properties principally located in the San Juan Basin of New Mexico. The Company's interest ranges from 5% to 50%. The net assets and results of operations applicable to the Company are as follows:

December 31,
(in thousands)                  1995              1994           1993
---------------------------------------------------------------------
Net assets                      $ 17             $  37           $255
=====================================================================
Revenue                         $ 51             $  54           $ 59
Expenses                          71               276             95
---------------------------------------------------------------------
Net Loss                        $(20)            $(222)          $(36)
=====================================================================

NOTE 7 - RETIREMENT PLANS

401(k) Savings Plan:

         The Company has a 401(k) Savings Plan for all of its employees. The Company matches up to 3% of the employee's salary contributed. Total expense for the Company under this plan was $19,800, $23,600 and $21,500 for 1995, 1994 and 1993, respectively.

Pension Plan:

         The Company's defined benefit retirement plan covers substantially all full-time employees. The benefits are based on employment commencement date, years of service and compensation. Plan restatement to conform with TRA86 and subsequent changes was completed in December 1994. In accordance with Statement of Financial Accounting Standards No. 87 Employers' Accounting for Pensions (FAS87) rules, the effect of the restatement was recognized in 1995. No additional post-employment benefits are provided and plan assets are invested in various mutual funds.

The net periodic pension benefit is computed as follows:

(in thousands)                      1995        1994       1993
---------------------------------------------------------------
Service cost                       $  39       $  41     $   50
Interest cost                         41          41         38
Return on assets
         Actual                     (333)         32       (128)
         Deferred gain (loss)        251        (115)        42
Amortization of unrecognized

 net transition asset                (26)        (25)       (25)
---------------------------------------------------------------
Net periodic pension benefit       $ (28)      $ (26)     $ (23)
===============================================================

         The Company accrues retirement benefits based on an independent actuarial valuation for the plan.

         The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7% and 0%, respectively, at December 31, 1995, 1994 and 1993. The expected long-term rate of return on plan assets was 7% for 1995, 1994 and 1993.

         The funded status of the Company's defined benefit retirement plan is as follows:

December 31,
(in thousands)                             1995              1994
-----------------------------------------------------------------
Actuarial present value of
  benefit obligations:
  Vested benefits                        $  672            $  674
  Nonvested benefits                          4                 3
-----------------------------------------------------------------
Accumulated benefit obligation and
  projected benefit obligation              676               677
Fair value of plan assets                 1,414             1,271
-----------------------------------------------------------------
Excess of assets over projected
  benefit obligation                       (738)             (594)
Unrecognized net gain (loss)                104               (38)
Unrecognized net transition asset           383               409
-----------------------------------------------------------------
Prepaid pension asset                    $ (251)           $ (223)
=================================================================

NOTE 8 - RESTRICTED STOCK PLAN

         In 1988 the Company adopted a Restricted Stock Plan ("the Plan") to distribute shares of stock to senior executives at no cost. 100,000 shares of common stock are authorized for awards during the Plan's ten year term. No shares were awarded in 1995, 1994 and 1993. A total of 31,400 shares have been awarded since inception of the plan. Forfeiture restrictions lapse on the third, fourth and fifth anniversary after award. In 1994 a special dispensation was given due to the change of control of the Company and restrictions were lifted on 15,334 shares. In 1995 special dispensation was given due to internal restructuring and restrictions were lifted on 4,507 shares. Restrictions will be lifted on the remaining shares as follows: 1,283 in 1996; 733 in 1997.

         Compensation expense is accrued for the awards of stock in each period in which services are performed. The Company recognized compensation expense of $13,000, $38,000 and $51,000 related to these awards for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 9 - DIRECTOR STOCK BONUS

         At the December 15, 1995 Meeting of the Board of Directors the Company determined that each Director be awarded 1,000 shares of the Company's common stock. It was further determined that the stock used for these awards would be treasury stock. Of the Company's 11,908 shares of treasury stock, 7,000 shares were reissued at 1,000 shares each, to each director, on December 28, 1995. The shares were valued at the fair market value on the grant date. In addition, a cash award of $4,750 was paid to each director, resulting in a charge to compensation expense of approximately $116,000 in 1995. The reissued shares contain a restrictive legend as required under Rule 144 of the Securities Act of 1933.

NOTE 10 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

         Certain unaudited quarterly financial information for the years ended December 31, 1995, and 1994 is presented below:

(in thousands,               First       Second        Third       Fourth
 except per share data)     Quarter      Quarter      Quarter      Quarter      Total
--------------------------------------------------------------------------------------
1995
Revenue                     $4,095       $6,007       $7,665       $4,295      $22,062
Net income                  $1,446       $1,803       $1,404       $  847      $ 5,500
Earnings per share          $ 0.53       $ 0.66       $ 0.52       $ 0.31      $  2.02

1994
Revenue                     $3,406       $4,100       $3,453      $10,481      $21,440
Net income                  $  595       $  394       $  625      $ 2,322      $ 3,936
Earnings per share(1)       $ 0.22       $ 0.14       $ 0.23      $  0.85      $  1.44

(1)  Restated to reflect 10% stock dividend paid May 1, 1995.

NOTE 11 - INDUSTRY SEGMENTS

         The following summarizes information about the Company's industry segments for the years ended December 31,

(in thousands)                1995             1994              1993
---------------------------------------------------------------------
TOTAL REVENUE
  Real estate              $21,881          $21,216           $ 9,989
  Minerals                     181              224               348

OPERATING PROFIT
  Real estate              $ 9,054          $ 6,420           $ 2,064
  Minerals                      75              127               103

IDENTIFIABLE ASSETS
  Real estate              $56,969          $51,558           $45,849
  Minerals                     713              749               773

                                      20

New Mexico and Arizona Land Company and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                  Cost
                                                                  capi-
                                                                  talized        Gross amount at which
                                       Initial cost to            Subse-            carried at Close
                                           Company                quent to            of period(1)
                                      --------------------        acqui-     ------------------------------    Accum-
                                                 Buildings        sition               Buildings               ulated
                                                    and          --------                 and                  depre-      Date
December 31, 1995         Encum-                  improve-       Improve-               improve-     Total     ciation     acqu-
(in thousands)            brances     Land         ments          ments      Land        ments       (a)(2)    (b)(6)      ired
----------------------------------------------------------------------------------------------------------------------------------
UNIMPROVED PROPERTIES(3)
 Arizona and
 New Mexico                $2,721    $17,384                      $1,158    $17,523     $ 1,019     $18,542    $  193    1908-1995

LAND HELD FOR SALE
 40-acre lots,
  Arizona                                609                                    609                     609              1908-1986
 Scottsdale, AZ                          776                          30        806                     806                1995
 Sedona, AZ(4)                         7,500                          59      7,559                   7,559                1995
 Albuquerque, NM(3)           989      1,204                       2,297      1,204       2,297       3,501              1992-1995

RENTAL PROPERTIES
 Commercial Buildings
  Phoenix, AZ               1,666        947          1,354          152        947       1,506       2,453       607      1986

 Land Leases
  Tucson, AZ                           2,130                                  2,130                   2,130                1984

 Apartments
  New Mexico                8,584      1,187         10,665          406      1,187      11,071      12,258     3,388      1985

 Family Entertainment
  Center, Irving, TX(5)                               1,112                               1,112       1,112                1995
----------------------------------------------------------------------------------------------------------------------------------
                          $13,960    $31,737        $13,131       $4,102    $31,965     $17,005     $48,970    $4,188
==================================================================================================================================

(1)   Tax basis in $33,600,000

(2) A valuation allowance in the amount of $4,305,000 was established in prior years to reflect the Company's estimated realizable value upon ultimate disposition of certain of its properties, principally unimproved urban real estate.

(3) Certain properties are owned by partnerships of which the Company has a 75% ownership.

(4)   Owned by a partnership of which the Comapny has a 90% ownership.

(5) Owned by a limited liability company of which the Company has a 51% ownership

(6) Life on which depreciation in the latest income statements is computed: 5 to 35 years.

(A) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Years ended December 31,
(in thousands)                       1995           1994         1993
---------------------------------------------------------------------
Balance at beginning of year      $39,861        $40,453      $39,510
Additions during year:
  Acquisitions                     10,580          1,438        3,469
  Improvements                      5,539          7,123        2,199
Deductions during year:

  Cost of real estate sold         (7,010)        (9,153)      (4,725)
---------------------------------------------------------------------
Balance at Close of year          $48,970        $39,861      $40,453
=====================================================================

(B) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Years ended December 31,
(in thousands)                      1995            1994         1993
---------------------------------------------------------------------
Balance of accumulated
 depreciation at beginning
  of year                         $3,764          $3,526       $3,044
Additions during year:
 Current year's depreciation         447             476          482
Deductions during year:
 Real estate sold                    (23)           (238)
---------------------------------------------------------------------
Balance at close of year          $4,188          $3,764       $3,526
=====================================================================

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                                                                                        Principal
                                                                                                        amount of
                                                                                                          loans
                                                                                                        subject to
                                                                                    Face     Carrying     deli-
                                                                                   amount     amount      quent
                                                     Final          Period           of       mort-       prin-
December 31,1995                      Interest      maturity        payment        mort-      gages      cipal or
(in thousands)                          rate          date           terns         gages      (3)(a)     interest
------------------------------------------------------------------------------------------------------------------
Conventional first mortgages
 on unimproved land sales
  in Arizona and New Mexico
  (predominately 40-acres
  parcel sales)                        6%-12%       1996-2011      Monthly(1)      $12,175   $7,295(2)     $154

Mortgages on the sale
 of commercial properties:
 Apartment complex                      8.75%         2000         Monthly(1)        2,852    2,220
------------------------------------------------------------------------------------------------------------------
                                                                                   $15,027   $9,515        $154
==================================================================================================================

(1) Level payments of principal and interest

(2) Net of reserve for bad debt of $75,000.

(3) Tax basis is $7,687,000

(A) NOTE TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

Years ended December 31,
(in thousands)                          1995           1994          1993
-------------------------------------------------------------------------
Balance at beginning of period        $8,757         $8,804        $8,187
Additions during period:
  New Mortgage loans                   2,045          1,285         2,167
Deduction during period:
  Collections of principal              (964)        (1,061)       (1,103)
  Forfeitures on installment
   contracts                            (323)          (271)         (447)
-------------------------------------------------------------------------
Balance at close of year              $9,515         $8,757        $8,804
=========================================================================

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company has not changed nor had material disagreements with its independent accountants over the past 24 months.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required under this item is contained in New Mexico and Arizona Land Company's 1996 Proxy Statement, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

      Information required under this item is contained in New Mexico and Arizona Land Company's 1996 Proxy Statement, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this item is contained in New Mexico and Arizona Land Company's 1996 Proxy Statement, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this item is contained in New Mexico and Arizona Land Company's 1996 Proxy Statement, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following consolidated financial statements and schedules are included in Item 8:

      Independent Auditors' Report    Statements of Shareholders' Equity
      Balance Sheets                  Notes to Consolidated Financial Statements
      Statements of Income            Real Estate and Accumulated Depreciation
      Statements of Cash Flows        Mortgage Loans on Real Estate

      Exhibit 27. Financial Data Schedule

      All other exhibits are omitted because they are inapplicable, contained elsewhere in the report or have been previously filed with the Securities and Exchange Commission.

      No Form 8-K was filed in 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEW MEXICO AND ARIZONA LAND COMPANY
(Registrant)

/s/William A Pope                   /s/Elizabeth M. Bedewi
---------------------------         ----------------------------
William A. Pope                     Elizabeth M. Bedewi
President and Principal             Senior Vice President and
 Executive Officer                   Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the date indicated:

/s/Stephen E. Renneckar              /s/John C. Lucking
---------------------------         ----------------------------
Stephen E. Renneckar                John C. Lucking
Chairman                            Director


/s/William A. Pope                   /s/Arnold L. Putterman
---------------------------         ----------------------------
William A. Pope                     Arnold L. Putterman
Director                            Director


/s/Ronald E. Strasburger             /s/Robert Wertheim
---------------------------         ----------------------------
Ronald E. Strasburger               Robert Wertheim
Director                            Director


/s/Richard A. Wessman
---------------------------
Richard A. Wessman
Director



Dated:  March 8, 1996

GENERAL INFORMATION

DIRECTORS
Term expiring in 1996:

Arnold L. Putterman(1), New York, New York, Counselor at Law

Stephen E. Renneckar(2)(3), Phoenix, Arizona, Vice President, General Counsel, SunChase Holdings, Inc.

Robert Wertheim(1), Albuquerque, New Mexico, Chairman, Charter Companies

Richard A. Wessman(1)(3), Roseville, California, President, Sterling Pacific Assets, Inc.


Term expiring in 1997:

John C. Lucking(2)(3), Phoenix, Arizona, Consulting Economist, Econ-Linc

William A. Pope, Phoenix, Arizona, President and CEO of the Company and SunChase Holdings Inc.

Ronald E. Strasburger(2), Phoenix, Arizona, Loans and Acquisitions Manager, Sterling Pacific Management Services, Inc.


1.  Audit Committee
2.  Compensation and Nominating Committee
3.  Executive Committee

OFFICERS
William A. Pope, President and Chief Executive Officer
Elizabeth M. Bedewi, Senior Vice President, Treasurer and Secretary Joe D. Sphar, Vice President--Minerals and Assistant Secretary

SHAREHOLDER INFORMATION

ANNUAL MEETING
The annual meeting of the shareholders of the Company will be held in Phoenix, Arizona, Monday May 20, 1996. Notice of meeting and proxy will be mailed to shareholders of record as of March 25, 1996. Please notify E. M. Bedewi, Secretary, of any change of address.

TRANSFER AGENT AND REGISTRAR OF STOCK
American Stock Transfer & Trust Company, 40 Wall Street, New York, NY 10005,
(718) 921-8209; (800)937-5449

CORPORATE OFFICE
3033 N 44th Street, Suite 270, Phoenix, AZ 85018, (602)952-8836, Fax
(602)952-8769

ALBUQUERQUE OFFICE
6100 Indian School Road, N.E.,Albuquerque, NM 87110, (505)881-6644, Fax
(505)889-3682