Form 10-Q
period 1996-03-31
NEW MEXICO & ARIZONA LAND CO
filed 1996-05-08
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from N/A to N/A .

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


                                  602/952-8836
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, NO PAR VALUE                2,734,538
                   Class                  Outstanding at April 30, 1996

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q
For the Quarter Ended March 31, 1996

                                                               Page
                                                              Number
                                                              -------

PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Consolidated Statements of Income for the
              three months ended March 31, 1996 and 1995         3

              Consolidated Balance Sheets as of
              March 31, 1996 and December 31, 1995               4

              Consolidated Statements of Cash Flows for the
              three months ended March 31,1996 and 1995          5

              Notes to Consolidated Financial Statements         6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      7

PART II - OTHER INFORMATION                                      8

SIGNATURES                                                       8

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three months ended March 31,
(in thousands, except per share data)                     1996            1995
- -------------------------------------------------------------------------------
Revenue:
  Property sales                                        $ 3,446         $ 2,769
  Property rentals                                          749             754
  Investment income                                         341             529
  Other                                                      72              43
- --------------------------------------------------------------------------------
                                                          4,608           4,095
- --------------------------------------------------------------------------------
Expenses:
  Cost of property sales                                  2,029           1,421
  Rental property                                           249             255
  General and administrative                                322             291
  Interest                                                  255             244
  Depreciation, depletion and amortization                  118             122
- --------------------------------------------------------------------------------
                                                          2,973           2,333

Income Before Joint Ventures, Minority
   Interests and Income Taxes                             1,635           1,762
Gain (loss) from joint ventures                               7             893
Minority interests                                         (246)           (255)
- --------------------------------------------------------------------------------
Income Before Income Taxes                                1,396           2,400
Income taxes                                                559             954
- --------------------------------------------------------------------------------
Net Income                                              $   837         $ 1,446
================================================================================
Earnings per Share of Common Stock                      $  0.31         $  0.53
================================================================================
Weighted Average Number of Common Shares                  2,735           2,728
================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                   Form 10-Q

CONSOLIDATED BALANCE SHEETS

                                                          UNAUDITED
                                                          MARCH 31,       December 31,
(in thousands)                                              1996              1995
- --------------------------------------------------------------------------------------
Assets
   Properties, net                                         $ 41,937         $ 41,327
   Receivables, net                                          10,137            9,690
   Cash and cash equivalents                                  6,558            5,301
   Other                                                      1,318            1,364
- --------------------------------------------------------------------------------------
Total assets                                               $ 59,950         $ 57,682
======================================================================================

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                       $ 15,236         $ 14,080
   Accounts payable and accrued liabilities                   1,356              999
   Deferred revenue                                           5,371            5,330
   Deferred income taxes                                      4,315            4,188
- --------------------------------------------------------------------------------------
   Total liabilities                                         26,278           24,597
- --------------------------------------------------------------------------------------
Minority interests                                            2,114            2,364
- --------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued
   Common stock, no par value; 30,000,000 shares
      authorized; 2,739,446 shares issued;
      2,734,538 shares outstanding                           10,051           10,051
   Additional paid-in capital                                   966              966
   Retained earnings                                         20,573           19,736
   Treasury stock, at cost, 4,908 shares                        (32)             (32)
- --------------------------------------------------------------------------------------
   Total shareholders' equity                                31,558           30,721
- --------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $ 59,950         $ 57,682
======================================================================================

          See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31,
(in thousands)                                              1996          1995
- --------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                $   837       $ 1,446
Non-cash items included above:
   Depreciation, depletion and amortization                   118           122
   Deferred revenue                                          (157)         (117)
   Deferred income taxes                                      127            44
   (Gain) loss from joint ventures                             (7)         (893)
   Minority interests                                         246           255
   Employee restricted stock plan                            --               8
Net change in:
   Receivables                                                (32)          105
   Land held for sale                                        (504)         (365)
   Other assets                                                53             6
   Accounts payable and accrued liabilities                   357           288
- --------------------------------------------------------------------------------
Net cash flow from operating activities                     1,038           899
- --------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to properties                                   (224)         (123)
   Proceeds from sale of properties                          --             198
   Proceeds from notes receivable                             231           250
   Addition to notes receivable                              (448)         --
   Distribution to minority interest partners                (496)         (137)
   Distributions from joint ventures                         --             918
- --------------------------------------------------------------------------------
Net cash flow from investing activities                      (937)        1,106
- --------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                       1,637           923
   Payment of debt                                           (481)         (520)
- --------------------------------------------------------------------------------
Net cash flow from financing activities                     1,156           403
- --------------------------------------------------------------------------------
Net increase in cash and cash equivalents                   1,257         2,408
- --------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year              5,301         5,111
- --------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $ 6,558       $ 7,519
================================================================================

          See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1995 annual report on Form 10-K

2. The results of operations for the three months ended March 31, 1996 and 1995, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3. During the three months ended March 31, 1996 and 1995, the Company sold land in exchange for notes receivable in the amount of $646,000 and $178,000, respectively, of which $198,000 and $178,000, respectively, was deferred.

4. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, NZ Properties, Inc., NZ Development Corporation and NZU Inc., along with five joint ventures in which the Company holds a majority ownership.

5.  Certain amounts have been reclassified for comparative purposes.

6. Earnings per share computations are based on the weighted average number of shares outstanding of 2,734,538 and 2,727,538 in 1996 and 1995 respectively.

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

Financing, at the joint venture level, is being utilized to develop single-family lots. These loans are secured by the property involved, along with guarantees from the Company and its partner. At March 31, 1996, there was $130,000 borrowed against a $2,800,000 development loan and $1,519,000 borrowed against a $3,850,000 development line of credit. The Company has a $1,000,000 line of credit, which matures October 31, 1996, and is secured by certain real estate holdings. At March 31, 1996, there were no funds borrowed on this line.

RESULTS OF OPERATIONS

For the three months ended March 31, 1996, net income was $837,000 (31 cents per share) compared to $1,446,000 (53 cents per share) for the same period of 1995. Earnings from sales of single-family lots were approximately the same for both three month periods in 1996 and 1995.

Investment income is less in 1996 as compared to the same time frame in 1995 due to the sale of a note receivable in 1995. In 1995, gain from joint ventures included a $900,000 cash distribution from the sale a property located in Tempe, Arizona.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q


                           PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the three month period ended March 31, 1996, requiring a response to Items 1 through 5.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             (3) (ii) By-Laws

        (b)  No reports of Form 8-K were filed during the reporting quarter.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          New Mexico and Arizona Land Company


                                          /s/ E.M.Bedewi
                                          --------------------------------------
                                          E. M. Bedewi,
                                          Sr. Vice President and Treasurer



                                          /s/ William A. Pope
                                          --------------------------------------
                                          William A. Pope,
                                          President and Chief Executive Officer


Date: May 8, 1996