Form 10-Q
period 1996-06-30
NEW MEXICO & ARIZONA LAND CO
filed 1996-08-08
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 1996.

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for
the past 90 days.                                                 Yes X  No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       COMMON STOCK, NO PAR VALUE                    3,007,656
                 Class                      Outstanding at July 31, 1996

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q
For the Quarter Ended June 30, 1996

                                                                             Page
                                                                             Number
                                                                             ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statements of Income for the three
              and six months ended June 30, 1996 and 1995                         3

              Consolidated Balance Sheets as of
              June 30, 1996 and December 31, 1995                                 4

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 1996 and 1995                             5

              Notes to Consolidated Financial Statements                          6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                       7

PART II - OTHER INFORMATION                                                       8

SIGNATURES                                                                        8

                                       -2-

New Mexico and Arizona Land Company and Subsidiaries          FORM 10-Q

Consolidated Statements of Income (Unaudited)
- ------------------------------------------------------------------------

                                              Three months ended June 30,   Six months ended June 30,
(in thousands, except per share data)                 1996      1995              1996      1995
- -----------------------------------------------------------------------------------------------------
Revenue:
  Property sales                                    $2,005     $3,588          $5,451     $6,357
  Property rentals                                     750        739           1,499      1,493
  Investment income                                    307        453             648        982
  Other                                                 59      1,227             131      1,270
- -----------------------------------------------------------------------------------------------------
                                                     3,121      6,007           7,729     10,102
- -----------------------------------------------------------------------------------------------------
Expenses:
  Cost of property sales                             1,165      2,480           3,194      3,901
  Rental property                                      270        268             519        523
  General and administrative                           324        371             646        662
  Interest                                             212        229             467        473
  Depreciation, depletion and amortization             116        120             234        242
- -----------------------------------------------------------------------------------------------------
                                                     2,087      3,468           5,060      5,801
Income Before Joint Ventures, Minority
   Interests and Income Taxes                        1,034      2,539           2,669      4,301
Gain from joint ventures                                 1        701               8      1,594
Minority interests                                    (116)      (251)           (362)      (506)
- -----------------------------------------------------------------------------------------------------
Income Before Income Taxes                             919      2,989           2,315      5,389
Income taxes                                           368      1,186             927      2,140
- -----------------------------------------------------------------------------------------------------
Net Income                                         $   551     $1,803          $1,388     $3,249
=====================================================================================================
Earnings per Share of Common Stock                 $  0.18    $  0.60         $  0.46    $  1.08
=====================================================================================================
Weighted Average Number of Common Shares             3,008      2,996           3,008      2,996
=====================================================================================================

See accompanying Notes to Consolidated Financial Statements.
Shares and earnings per share for 1995 have been restated to reflect a 10% Stock Dividend declared May 20, 1996.

New Mexico and Arizona Land Company and Subsidiaries           FORM 10-Q

Consolidated Balance Sheets
- ------------------------------------------------------------------------

                                                     Unaudited
                                                      June 30,     December 31,
(in thousands)                                         1996             1995
- -------------------------------------------------------------------------------
Assets
   Properties, net                                    $42,927          $41,327
   Receivables, net                                    10,047            9,690
   Cash and cash equivalents                            6,308            5,301
   Other                                                1,613            1,364
- -------------------------------------------------------------------------------
Total assets                                          $60,895          $57,682
===============================================================================
Liabilities and Shareholders' Equity
   Notes payable and lines of credit                  $15,506          $14,080
   Accounts payable and accrued liabilities             1,354              999
   Deferred revenue                                     5,363            5,330
   Deferred income taxes                                4,347            4,188
- -------------------------------------------------------------------------------
   Total liabilities                                   26,570           24,597
- -------------------------------------------------------------------------------
Minority interests                                      2,220            2,364
- -------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000
      shares authorized; none issued
   Common stock, no par value; 30,000,000
      shares authorized; 3,007,656 shares
      issued and outstanding                           13,673           10,051
   Additional paid-in capital                             967              966
   Retained earnings                                   17,465           19,736
   Treasury stock, at cost, 4,908 shares at 12/31/95       --              (32)
- -------------------------------------------------------------------------------
   Total shareholders' equity                          32,105           30,721
- -------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $60,895          $57,682
===============================================================================

        See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries           FORM 10-Q

Consolidated Statements of Cash Flows (Unaudited)
- ------------------------------------------------------------------------

Six  months ended June 30,
(in thousands)                                          1996         1995
- --------------------------------------------------------------------------
Cash Flow from Operating Activities:
Net income                                           $ 1,388       $3,249
Non-cash items included above:
   Depreciation, depletion and amortization              234          242
   Deferred revenue                                     (294)        (366)
   Deferred income taxes                                 159          461
   Gain from joint ventures                               (8)      (1,594)
   Minority interests                                    362          506
   Employee restricted stock plan                          1           10
Net change in:
   Receivables                                            45        1,295
   Land held for sale                                 (1,423)      (1,762)
   Other assets                                         (244)        (112)
   Accounts payable and accrued liabilities              350         (912)
- --------------------------------------------------------------------------
Net cash flow from operating activities                  570        1,017
- --------------------------------------------------------------------------
Cash Flow From Investing Activities:
   Additions to properties                              (411)        (192)
   Proceeds from sale of properties                      --         4,565
   Proceeds from notes receivable                        752          501
   Addition to notes receivable                         (827)         --
   Distribution to minority interest partners           (546)        (197)
   Distributions from joint ventures                      3         1,632
- --------------------------------------------------------------------------
Net cash flow from investing activities               (1,029)       6,309
- --------------------------------------------------------------------------
Cash Flow From Financing Activities:
   Proceeds from debt                                  2,599        1,623
   Payment of debt                                    (1,173)      (2,567)
   Capital contribution minority interest partner         40           --
- --------------------------------------------------------------------------
Net cash flow from financing activities                1,466         (944)
- --------------------------------------------------------------------------
Net increase in cash and cash equivalents              1,007        6,382
- --------------------------------------------------------------------------
Cash and cash equivalents at beginning of period       5,301        5,111
- --------------------------------------------------------------------------
Cash and cash equivalents at end of year              $6,308      $11,493
==========================================================================

        See accompanying Notes to Consolidated Financial Statements.

        New Mexico and Arizona Land Company and Subsidiaries           FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1995 annual report on Form 10-K

        2. The results of operations for the six months ended June 30, 1996 and 1995, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

        3. During the six months ended June 30, 1996 and 1995, the Company sold land in exchange for notes receivable in the amount of $1,154,000 and $338,000, respectively, of which $327,000 and
             $338,000, respectively, was deferred.

        4. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, NZ Properties, Inc., NZ Development Corporation and NZU Inc., along with five joint ventures in which the Company holds a majority ownership.

        5.   Certain amounts have been reclassified for comparative purposes.

        6. Earnings per share computations are based on the weighted average number of shares outstanding of 3,007,656 and 2,995,748 in 1996 and 1995 respectively, which have been restated to reflect a 10% stock dividend declared May 20, 1996.

        New Mexico and Arizona Land Company and Subsidiaries           FORM 10-Q


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


        LIQUIDITY AND CAPITAL RESOURCES

        Cash flow from sales of land and recreational lots, distributions from its joint ventures and other ongoing operations, along with unused borrowing capacity, should be adequate for continuing operations and considerable future investments.

        Financing, at the joint venture level, is being utilized to develop single-family lots. These loans are secured by the property involved, along with guarantees from the Company and its partner. At June 30, 1996, there was $29,000 borrowed against a $2,800,000 development loan and $2,134,000 borrowed against a $3,850,000 development line of credit. The Company has a $1,000,000 line of credit, which matures October 31, 1996, and is secured by certain real estate holdings. At June 30, 1996, there were no funds borrowed on this line.

        RESULTS OF OPERATIONS

        For the six months ended June 30, 1996, net income was $1,388,000
        (46 cents per share) compared to $3,249,000 ($1.08 per share, restated for the 1996 stock dividend) for the same period of 1995. In 1995 the Company recorded two one-time payments that affected income by the following amounts: $1,600,000 from the sale of a joint venture property located in Tempe, Arizona and $1,084,000 from the sale of a mortgage note secured by a Tucson hotel. Revenue from investment income is less in 1996 due to the sale of this mortgage note. Earnings from sales of single-family lots in 1996 were down by approximately $600,000 from the same period in 1995. This downward trend was expected as the rate of absorbtion of single family lots begins to come more in line with supply. 1996 earnings include the sales of several of the 40-acre parcels from our recreational lots sales program in southern Arizona, while 1995 earnings included income from the sale of two commercial parcels in Albuquerque.

        New Mexico and Arizona Land Company and Subsidiaries           FORM 10-Q


                           PART II - OTHER INFORMATION

        There were no proceedings, changes, occurrences or other matters occurring during the six month period ended June 30, 1996, requiring a response to Items 1 through 6.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           New Mexico and Arizona Land Company


                                           /s/ E. M. Bedewi
                                           ------------------------------------
                                           E. M. Bedewi,
                                           Sr. Vice President and Treasurer



                                           /s/ William A. Pope
                                           ------------------------------------
                                           William A. Pope,
                                           President and Chief Executive Officer


        Date:     August 7, 1996