Form 10-Q
period 1996-09-30
NEW MEXICO & ARIZONA LAND CO
filed 1996-11-12
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 1996.

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

                                  602/952-8836
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for
the past 90 days.                                       Yes X    No
                                                            ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, NO PAR VALUE                    3,007,636
                   Class                    Outstanding at October 31, 1996

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES         FORM 10-Q
For the Quarter Ended September 30, 1996

                                                                                Page
                                                                                Number
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Statements of Income for the three and nine months
             ended September 30, 1996 and 1995                                    3

             Consolidated Balance Sheets as of September 30, 1996 and December
             31, 1995                                                             4

             Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1995                                          5

             Notes to Consolidated Financial Statements                           6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                        7

PART II - OTHER INFORMATION                                                       8

SIGNATURES                                                                        8

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                        Three months ended      Nine months ended
                                                          September 30,            September 30,
(in thousands, except per share data)                    1996      1995          1996        1995
---------------------------------------------------------------------------------------------------
Revenue:
  Property sales                                        $3,438    $6,528       $ 8,889     $12,885
  Property rentals                                         763       752         2,262       2,245
  Investment income                                        316       331           964       1,313
  Other                                                    173        54           304       1,324
---------------------------------------------------------------------------------------------------
                                                         4,690     7,665         12,419     17,767
---------------------------------------------------------------------------------------------------
Expenses:
  Cost of property sales                                 2,264     3,812         5,458       7,713
  Rental property                                          252       291           771         814
  General and administrative                               318       383           964       1,045
  Interest                                                 226       222           693         695
  Depreciation, depletion and amortization                 106       123           340         365
---------------------------------------------------------------------------------------------------
                                                         3,166     4,831         8,226     10,632

Income Before Joint Ventures, Minority
   Interests and Income Taxes                            1,524     2,834         4,193       7,135
Gain (loss) from joint ventures                             --        (8)            8       1,586
Minority interests                                        (255)     (497)         (617)     (1,003)
---------------------------------------------------------------------------------------------------
Income Before Income Taxes                               1,269     2,329         3,584       7,718
Income taxes                                               507       925         1,434       3,065
---------------------------------------------------------------------------------------------------
NET INCOME                                             $   762   $ 1,404       $ 2,150     $ 4,653
===================================================================================================
EARNINGS PER SHARE OF COMMON STOCK(1)                  $  0.25   $  0.47       $  0.71     $  1.55
===================================================================================================
Weighted Average Number of Common Shares(1)              3,008     2,996         3,008       2,996
===================================================================================================

See accompanying Notes to Consolidated Financial Statements.
(1) 1995 restated to reflect a 10% stock dividend paid July 18, 1996.

New Mexico and Arizona Land Company and Subsidiaries                 FORM 10-Q

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------
                                                            UNAUDITED
                                                           SEPTEMBER 30,          December 31,
(in thousands)                                                   1996                  1995
-----------------------------------------------------------------------------------------------
Assets
   Properties, net                                              $47,736               $41,327
   Receivables, net                                              10,089                 9,690
   Cash and cash equivalents                                      5,091                 5,301
   Other                                                          1,751                 1,364
-----------------------------------------------------------------------------------------------
Total assets                                                    $64,667               $57,682
===============================================================================================
Liabilities and Shareholders' Equity
   Notes payable and lines of credit                            $18,461               $14,080
   Accounts payable and accrued liabilities                       1,547                   999
   Deferred revenue                                               5,234                 5,330
   Deferred income taxes                                          4,303                 4,188
-----------------------------------------------------------------------------------------------
   Total liabilities                                             29,545                24,597
-----------------------------------------------------------------------------------------------
Minority interests                                                2,255                 2,364
-----------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000
      shares authorized; none issued
   Common stock, no par value; 30,000,000
      shares authorized; 3,007,636 shares issued;
      3,007,636 and 3,002,728 outstanding, respectively(1)       13,673                10,051
   Additional paid-in capital                                       967                   966
   Retained earnings                                             18,227                19,736
   Treasury stock, at cost, 4,908 shares at 12/31/95                 --                   (32)
-----------------------------------------------------------------------------------------------
   Total shareholders' equity                                    32,867                30,721
-----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $64,667               $57,682
===============================================================================================

See accompanying Notes to Consolidated Financial Statements.
(1) 1995 shares restated to reflect a 10% stock dividend paid July 18, 1996.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------
Nine  months ended September 30,
(in thousands)                                                     1996                  1995
----------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                      $ 2,150                $4,653
Non-cash items included above:
   Depreciation, depletion and amortization                         340                   365
   Deferred revenue                                                (467)                 (752)
   Deferred income taxes                                            115                   417
   Gain from joint ventures                                          (8)               (1,586)
   Minority interests                                               617                 1,003
   Employee restricted stock plan                                     1                    11
Net change in:
   Receivables                                                      (89)                1,396
   Land held for sale                                            (1,557)                 (119)
   Other assets                                                    (382)                   95
   Accounts payable and accrued liabilities                         543                  (941)
----------------------------------------------------------------------------------------------
Net cash flow from operating activities                           1,263                 4,542
----------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to properties                                       (5,192)               (3,333)
   Proceeds from sale of properties                                 --                  4,566
   Proceeds from notes receivable                                 1,169                   682
   Addition to notes receivable                                  (1,108)                 (437)
   Distribution to minority interest partners                      (766)                 (862)
   Distributions from joint ventures                                 3                  1,632
----------------------------------------------------------------------------------------------
Net cash flow from investing activities                          (5,894)                2,248
----------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                             6,132                 3,027
   Payment of debt                                               (1,751)               (3,886)
   Capital contribution minority interest partner                    40                   489
----------------------------------------------------------------------------------------------
Net cash flow from financing activities                           4,421                  (370)
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (210)                6,420
----------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                  5,301                 5,111
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $5,091               $11,531
==============================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1995 annual report on Form 10-K

2. The results of operations for the nine months ended September 30, 1996 and 1995, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3. During the nine months ended September 30, 1996 and 1995, the Company sold land in exchange for notes receivable in the amount of $1,674,000 and $1,357,000, respectively, of which $566,000 and $920,000, respectively, was deferred.

4. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, NZ Properties, Inc., NZ Development Corporation and NZU Inc., along with five joint ventures in which the Company holds a majority ownership.

5.   Certain amounts have been reclassified for comparative purposes.

6. Earnings per share computations are based on the weighted average number of shares outstanding of 3,007,656 and 2,995,728 in 1996 and 1995 respectively, which have been restated to reflect a 10% stock dividend paid July 18, 1996.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from sales of land and recreational lots, distributions from its joint ventures and other ongoing operations, along with unused borrowing capacity, should be adequate for continuing operations and considerable future investments.

Financing, at the joint venture level, is being utilized to develop single-family lots. These loans are secured by the property involved, along with guarantees from the Company and its partner. At September 30, 1996, there was $2,359,000 borrowed against a $3,850,000 development line of credit. The Company has a $1,000,000 line of credit, which matures November 8, 1996, and is secured by certain real estate holdings. At September 30, 1996, there were no funds borrowed on this line.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1996, net income was $2,150,000
($0.71 per share) compared to $4,653,000 ($1.55 per share, restated for the 1996 stock dividend) for the same period of 1995. In 1995 the Company recorded two one-time payments that affected income by the following amounts: $1,600,000 from the sale of a joint venture property located in Tempe, Arizona and $1,084,000 from the sale of a mortgage note secured by a Tucson hotel. Revenue from investment income is less in 1996 due to the sale of this mortgage note. Earnings from sales of single-family lots in 1996 were down by approximately $1,700,000 from the same period in 1995. This downward trend was expected as the absorption rate of single family lots is now more in line with supply. 1996 earnings include an increase of over $400,000 in the sale of 40-acre parcels from our recreational lots sales program in southern Arizona, while 1995 earnings included income from the sale of two commercial parcels in Albuquerque.

SUBSEQUENT EVENTS

In October 1996, the Company sold a commercial corner located in Albuquerque, which generated income (after taxes) of approximately $0.74 per share. Cash from the sale of this property along with cash on hand is being utilized to purchase additional properties. The Company recently purchased a 635 acre parcel, zoned for residential development, located near the Town of Cottonwood, in Yavapai County, Arizona.

In addition, the purchase of approximately 10,000 acres, which contains a major uranium deposit, is expected to close escrow in November 1996. This property is located in the Tallahassee Creek area of Colorado and was formerly known as the Hansen Ore Body. Previous studies by independent consulting geologists have indicated that the Hansen deposit contains up to 25 million pounds of uranium oxide equivalent.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q

                           PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the nine month period ended September 30, 1996, requiring a response to Items 1 through 6.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  New Mexico and Arizona Land Company


                                  /s/ E. M. Bedewi
                                  ---------------------------------
                                  E. M. Bedewi,
                                  Sr. Vice President and Treasurer



                                  /s/ William A. Pope
                                  ---------------------------------
                                  William A. Pope,
                                  President and Chief Executive Officer


Date: November 8, 1996
     ---------------------