Form 10-K
period 1996-12-31
NEW MEXICO & ARIZONA LAND CO
filed 1997-03-28
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Fiscal Year Ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from ___ to ___ Commission File Number 0-497

                       New Mexico and Arizona Land Company
             (Exact name of registrant as specified in its charter)

      Arizona                                                  43-0433090
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

            3033 North 44th Street, Suite 270, Phoenix, Arizona 85018
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 602/952-8836

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                 Title of each class: Common stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.      Yes X No
                                           ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: aggregate market value $20,448,000. Closing price on the American Stock Exchange on February 25, 1997: $14.375 per share.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. Class: Common Stock, no par value. Outstanding at February 25, 1997: 3,012,886 shares.

Documents Incorporated by Reference: Part III of the Form 10-K incorporates by reference certain portions of the registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission on or before April 15, 1997.

                                           INDEX

                                          PART I

ITEM 1:    Business............................................................  3

ITEM 2:    Properties..........................................................  6

ITEM 3:    Legal Proceedings...................................................  9

ITEM 4:    Submission of Matters to a Vote of Security Holders.................  9

                                          PART II

ITEM 5:    Market for Registrant's Common Equity and Related Stockholder
           Matters.............................................................  9

ITEM 6:    Selected Financial Data.............................................  10

ITEM 7:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................  11

ITEM 8:    Financial Statements and Supplementary Data.........................  14

ITEM 9:    Changes in and disagreements with Accountants on Accounting and
           Financial Disclosure................................................  32


                                         PART III

ITEM 10:   Directors and Executive Officers of the Registrant..................  33

ITEM 11:   Executive Compensation..............................................  33

ITEM 12:   Security Ownership of Certain Beneficial Owners and Management .....  33

ITEM 13:   Certain Relationships and Related Transactions......................  33


                                         PART IV

ITEM 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....  33

General Information............................................................  35

                                     PART I

ITEM 1:  BUSINESS
BUSINESS OVERVIEW

      New Mexico and Arizona Land Company (the "Company" or "NZ") was organized in 1908 as an Arizona corporation. The Company has 24 full-time employees and conducts business in Arizona, Colorado, New Mexico, Texas, and Oklahoma. The Company has four wholly-owned subsidiaries: NZ Development Corporation, NZ Properties, Inc., NZU Inc., and Great Vacations International, Inc. The Company owns various urban and rural real estate properties as well as extensive mineral rights including three large uranium deposits.

      This document may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in such forward-looking statements. See "Significant Activities" in this Item I. "Business", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 11 for a discussion of important factors that could cause actual results to differ from the forward-looking statements.

SIGNIFICANT ACTIVITIES

      REAL ESTATE

      ARIZONA. In 1995, the Company through, a wholly-owned limited liability company, entered into a partnership (the "Partnership") to purchase 132 undeveloped acres located near Sedona, Arizona (the "Sedona Project"). The Company has a 90% ownership interest in the Partnership. Development plans include an 18-hole golf course and 300 two-bedroom timeshare units. Architectural design and engineering work is virtually complete with final construction plans underway. The revised master plan of the Sedona Project has been approved by planning and zoning authorities of Yavapai County . See "Sedona Project" on page 13 for information regarding the Company's management control of this project and a dispute that has arisen between the Company and its partner. In conjunction with the Sedona Project, the Company has formed a wholly-owned subsidiary, Great Vacations International, Inc., to market the timeshare units.

      In 1996, NZ purchased a parcel of land, totaling 635 acres, located near Cottonwood, Arizona, which is zoned for the development of residential lots. The Company has completed a full market analysis and is determining development strategies.

      The Company has recreational land sales programs in which land is sold primarily in 40-acre parcels. The southern Arizona program first sold 688 acres in 1993 and began again in 1995 to sell the remaining 1,377 acres.
All of this land was sold by December 31, 1996.

      The northeastern Arizona program was initiated in 1980 and over the last 16 years has sold some 77,000 acres of NZ's rural land. This program has approximately 2,500 acres remaining in inventory to be sold.

      All the parcels in both programs are or were typically sold on installment contracts, with 10 to 20% down payments with the balance of the contract carried over 15 years.

      The Company still owns over 150,000 acres of rural land located in northeastern Arizona and New Mexico, which were derived from 19th Century railroad land grants.

      COLORADO. In 1996, NZ purchased a 10,000 acre ranch located in Fremont County, Colorado. This property contains a sizeable uranium deposit, which is discussed further on page 5, under "Minerals". This property is suitable for subdivision into recreational lots.

      NEW MEXICO. The Company owns a 75% interest in three joint ventures located in Albuquerque, New Mexico. Two of the joint ventures, Brown/NZD (Development) Joint Venture ("7-Bar") and Manzano Mesa Limited Partnership ("MMLP") develop and sell residential lots to home builders. In 1996, 212 lots were sold. The two joint ventures have 165 finished lots in inventory. The majority of these lots are under contract to local builders. 7-Bar has about 100 acres remaining to be developed and MMLP has an option to purchase an additional 112 acres for residential lot development.

      The third joint venture, Brown/NZ (Investment) Joint Venture holds approximately 51 acres that may be sold in bulk or developed into lots.

      Also in New Mexico, NZ owns and operates four apartment complexes, totaling 342 units, located in four New Mexico communities. These units have federally-subsidized rent contracts designed for the elderly or handicapped. They maintain essentially full occupancy.

      TEXAS. In 1995, the Company purchased a majority interest in a limited liability company, Texas Elm Fork Land Co., L.C. ("Elm Fork"), that has a 20 year lease with the University of Dallas (the "University") on 160 acres located in Irving, Texas. Although the University had represented ownership of the entire parcel, the local flood control district owns a key 3 acre parcel bisecting the property that has resulted in a delay in development of the property. To protect its interests, Elm Fork has commenced litigation against the University. Full construction plans have been completed for the development of a family entertainment center on this leased property. However, further development of this property has been delayed until the University can perform under the lease and Elm Fork is compensated for its damages. See page 13 "Elm Fork Project" for additional information.

      MINERALS

      NZ owns over one million acres of mineral rights in Arizona and New Mexico which originated, like the rural lands, from 19th Century railroad land grants. The Company also owns mineral rights in Colorado and Oklahoma. In Oklahoma, the Company has a royalty interest in a dozen producing oil & gas wells.

      In New Mexico, NZU, Inc., a wholly-owned subsidiary, owns the mineral rights to two delineated deposits of uranium, the Crownpoint and Crown Mesa deposits. Given adequate uranium market prices, these deposits could become commercially viable in the future. The Crownpoint deposit is leased to a uranium company specializing in solution mining and currently the largest domestic producer of uranium. This lessee has just received the Final Environmental Impact Statement from the Nuclear Regulatory Agency. The lease provides for NZU to receive a production royalty payment of 10% of gross revenues, or product in-kind, at NZU's discretion. Production from this deposit is not expected for several years regardless of market conditions.

      NZU is also working on access, design, and permitting issues associated with development of a solution mine on the Crown Mesa deposit (formerly referred to as the Hosta Butte deposit). The permitting process could take two or more years once baseline data is complete.

      In 1996, the Company acquired a 10,000 acre ranch located in Fremont County, Colorado that contains a sizeable and well defined uranium deposit known as the Hansen Orebody. NZU is researching various mining strategies to mine the Hansen deposit.

      In addition, the Company formerly identified a large deposit of industrial grade limestone on its fee lands in New Mexico that is presently leased. NZ receives annual rental payments and the lease provides for royalty payments should this limestone be mined.

      Revenue received from the Company's mineral activities does not, presently, constitute a significant portion of the Company's consolidated revenue.

ITEM 2:  PROPERTIES

      The following are schedules of properties owned by the Company at December 31, 1996:

                                                                           Year
                                                                          acquired/    Encumbrance
Location               Description                                        developed   (in thousands)
-----------------------------------------------------------------------------------------------------
RENTAL PROPERTIES
ARIZONA
Scottsdale             I.C.E. Buildings
                          13,020-square feet of buildings
                          on 1.6 acres                                      1983       $  791
Tempe                  12th Place Building
                          37,908-square foot building
                          on 2.7 acres                                      1983          816
Tucson                 8 acres leased to
                          Parking Company of America;
                          a park and fly facility                      1984-1988
NEW MEXICO
Albuquerque            Brentwood Gardens Apartments
                          122-unit complex on 7.5 acres                     1985        3,003
                       Airpark Building(1)
                          40,000-square foot office
                          building on 2.5 acres                        1985-1986
Farmington             Apple Ridge Apartments
                          80-unit complex on 5.7 acres                      1985        1,986
Las Cruces             Montana Meadows Apartments
                          80-unit complex on 6.1 acres                      1985        1,885
Roswell                Wildewood Apartments
                          60-unit complex on 4.3 acres                      1985        1,359

PROPERTIES UNDER
 DEVELOPMENT
ARIZONA
Sedona                 Rancho del Oro Development Joint Venture(2)(6)
                          Timeshare/golf course development
                          (Seven Canyons of Sedona)planned for
                          300 timeshare units and an 18-hole
                          golf course. A majority of the
                          design and engineering work has
                          been completed. Construction
                          drawings, additional golf course
                          design and governmental approvals
                          are in process.                              1995-2008


                                                                           Year
                                                                          acquired/    Encumbrance
Location               Description                                        developed   (in thousands)
-----------------------------------------------------------------------------------------------------
NEW MEXICO
Albuquerque            Manzano Mesa Ltd Partnership(3)
                          Residential lot development (WillowWood)
                          Phases I through III are sold out. Phases
                          IV and V have 86 lots in inventory, all
                          of which are under contract. The joint
                          venture has an option to purchase an
                          additional 112 acres.                             1992-1996

                       Brown/NZD Development joint Venture(4)
                          Residential lot development
                          (Seven Bar North) 902 lots
                          planned, 374 lots remain to be
                          developed, of these, 203 are under
                          contract. At year end there were
                          79 finished lots in inventory.                    1995-1999       $2,200
TEXAS
Irving                 Texas Elm Fork Land Co., LC.(5)(6) (Elm Fork
                          Ranch) 160 acres under lease with
                          the University of Dallas. Development
                          plans, engineering and building plans
                          have been completed for the construction
                          of a family entertainment center. However
                          due to the failure of the University to
                          acquire a key 3-acre parcel,development
                          of the property is on hold.                       1995-1996


(1)   The property is owned by a general partnership of which the Company owns
      50%.

(2)   The property is owned by a general partnership of which the Company owns
      90%.

(3)   The property is owned by a limited partnership of which the Company owns
      75%.

(4)   The property is owned by a general partnership of which the Company owns
      75%.

(5) The project is owned by a limited liability company of which the Company owns 85%.

(6) See Sedona Project and Elm Fork Project on page 13 for additional information.

                                                            Year              Encumbrance
Location           Description                            acquired    Acres  (in thousands)
--------------------------------------------------------------------------------------------
UNDEVELOPED URBAN
  PROPERTIES
ARIZONA
Gilbert           Cooper and Warner Roads                    1986      11.95      $   332
Mesa              Greenfield Road and Dorsey Lane            1989      56.74
Chandler          Ray and McClintock Roads                   1986      14.66           97
Scottsdale        Carefree Highway and 104th Street          1995     107.91          536
Green Valley      Continental and Frontage Roads             1986       9.53
Cottonwood        Near Cottonwood Airport                    1996     635.00        2,858
Flagstaff         Zuni and Walapai Streets                   1981      10.00

NEW MEXICO
Albuquerque       Menaul and Broadway Roads                  1986      17.70
Albuquerque       Spain Road and Juan Tabo  Blvd.            1985       5.89
Albuquerque       Seven Bar Loop and Ellison Roads(1)        1993      51.21           93
Las Cruces        Mesilla Hills                              1990     305.00

(1) Owned by a general partnership of which the Company owns 75%.

RURAL AND MINERAL PROPERTIES

                                                                Acres         Encumbrance
County         State                                    Surface      Mineral(in thousands)
------------------------------------------------------------------------------------------
Apache         Arizona                                   76,460      146,640
Coconino       Arizona                                                21,191
Mohave         Arizona                                                46,602
Navajo         Arizona                                   80,150      474,932
Catron         New Mexico                                             11,346
Cibola         New Mexico                                 4,788      225,185
McKinley       New Mexico                                   160      117,238          $80
San Juan       New Mexico                                              5,040
Socorro        New Mexico                                              2,399
Valencia       New Mexico                                             43,925
Fremont        Colorado                                   9,889        4,565
Various        Oklahoma                                                  337
-----------------------------------------------------------------------------------------
                                                        171,447    1,099,400          $80
=========================================================================================

      The Company is lessor on grazing and mineral leases covering approximately 158,000 and 6,060 acres, respectively, and owns working interests in various oil and gas joint ventures located in New Mexico, acquired from 1986 through 1988.

ITEM 3:   LEGAL PROCEEDINGS

      The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, it is the opinion of management that their outcome will not have a material adverse effect on the financial condition of the Company.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      There are 3,012,886 shares of no par value common stock issued and outstanding, at December 31, 1996. Sun NZ, L.L.C. owns 1,507,871 shares, approximately 50.05% of the outstanding shares of the Company. The stock is admitted to unlisted trading privileges on the American Stock Exchange under the symbol "NZ". Shareholders of record at February 25, 1997, totaled 847. The Board of Directors declared a 10% stock dividend on May 20, 1996 and on March 4, 1995, with payments made on July 18, 1996 and May 1, 1995, respectively.

      The Company has authority to issue up to 10,000,000 shares of serial preferred stock. At December 31, 1996, no preferred shares were issued.

      During 1996, the Company did not sell any equity securities that were not registered under the Securities act of 1933, as amended.

THE MARKET PRICE RANGE BY QUARTER:

------------------------------------------------------------------------------------
                                                 1996                     1995
                                           HIGH         LOW         High         Low
------------------------------------------------------------------------------------
   1st quarter                           18          11 5/8       11 1/4       7 5/8
   2nd quarter                           16 1/2      12 1/2       11 7/8       9 1/2
   3rd quarter                           14          11 1/2       13 5/8      10 5/8
   4th quarter                           13 3/4      11           12 5/8      11 3/8

ITEM 6:  SELECTED FINANCIAL DATA

Years ended December 31,
(in thousands, except per share data)        1996          1995          1994          1993           1992
------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Gross revenue from
 operations                                 $23,660       $22,062       $21,440       $10,337       $ 10,494
Income (loss) before
 cumulative effect of
 an accounting change                         4,846         5,500         3,936         1,282         (1,472)
Net income (loss)                             4,846         5,500         3,936         1,282           (892)
Earnings (loss) per share
 before cumulative effect
 of an accounting change(1)                    1.61          1.83          1.31          0.43          (0.49)
Net earnings (loss) per share(1)               1.61          1.83          1.31          0.43          (0.30)

SUMMARY OF FINANCIAL POSITION:
Total assets                                $66,328       $57,682       $52,307       $46,622       $ 45,772
Notes payable and lines
 of credit                                   16,036        14,080        14,546        15,268         17,392
Shareholders' equity                         35,628        30,721        25,127        21,153         19,871

OTHER SUPPLEMENTAL INFORMATION:
Weighted average number of
 common shares outstanding(1)                 3,008         3,001         3,001         3,001          3,005
Number of shareholders
 of record                                      847           887           925           970          1,035
Number of full time employees                    24            21            19            19             19

(1) Prior years restated to reflect a 10% stock dividend paid July 18, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table summarizes the Company's revenues and earnings for the indicated periods:

Fiscal Years Ended December 31:
(in thousands, except per share data)                   1996        1995          1994
--------------------------------------------------------------------------------------
Revenue                                               $23,660     $22,062       $21,440
Earnings per share of common stock(1)                 $  1.61     $  1.83       $  1.31

(1)  Prior years restated to reflect a 10% stock dividend paid July 18, 1996.

YEAR  ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

      Although property sales generated about $1,600,000 more in gross profit in 1996 than in 1995, earnings decreased in 1996 by about 12%, from $5,500,000 in 1995 to $4,846,000 in 1996. The major reason for the decrease in income was the sale of a note receivable and the sale of a joint venture property that produced over $2,700,000 in before tax income in 1995.

      Rental properties continue to produce steady gross profits and cash flows of about $2,000,000 per year. The majority of the cash flow is from the four federally-subsidized apartment complexes that NZ owns. The subsidy contracts are scheduled to expire, one at the end of 1998 and the other three in 1999. It is not possible to determine at this time whether HUD will renew these contracts. If HUD does not renew the contracts when they expire, the Company may have to adjust its rental rates. The Company does not believe that this would have an adverse effect on the Company with respect to its apartment complex located in Albuquerque; however, the lack of federal subsidies in the rural areas of New Mexico could have an adverse effect on the Company.

      Investment income decreased by about $400,000. A note receivable was paid off in 1995, thereby reducing interest income in 1996. Also average cash available for investment in 1996 was down from 1995, due to the purchase of properties. The increase in general and administrative expense was due primarily to an increase in officers' and directors' bonuses of about $145,000 and increased legal fees.

      Cash flow from operating activities increased by over $7,000,000 and cash flow from investing activities decreased by essentially the same amount. The Company sold two commercial corners for about $6,300,000 in cash and the Company purchased two properties, a 10,000 acre ranch in Colorado and a 635 acre parcel in Arizona. Cash on hand at December 31, 1996 was $7,100,000.

YEAR  ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994 Earnings in

      1995 were $5,500,000 compared with $3,936,000 in 1994.
Earnings increased primarily due to increased interest income; increased revenue from the sale in 1995 of a mortgage note and a joint venture asset; and decreased general and administrative expenses.

      Interest income increased to $373,000 in 1995 from $32,000 in 1994. This increase resulted primarily from the fact that cash on hand during the majority of 1995 was considerably greater than in 1994. Also in 1995, the Company generated revenue from the sale of a note receivable for a gain of almost $1,100,000, which is reflected in other income on the income statement. Again in 1995, one of the joint ventures in which the Company owned a 50% interest sold its only asset, an office complex. The Company's investment in this joint venture had been written off in prior years.

Revenue of $1,610,000 was recognized in 1995 and is reflected as gain from joint ventures on the income statement. General and administrative expenses decreased $128,000 in 1995 as compared to 1994. In 1994, there was a one-time charge of $398,000 that resulted from a liability in connection with the resignation of a corporate officer.

      Partially offsetting these positive factors was a decrease in 1995 of revenues generated from property sales of about $1,000,000. While revenue from the sale of single-family lots increased by about $2,000,000 over 1994, the sale of the Company's other properties decreased $3,000,000 from 1994.

      Rental properties have continued to produce a steady cash flow and income from year to year. In both 1995 and 1994, gross income was over $1,900,000.

      Cash flow from operating activities decreased by $6,000,000 from the prior year, due primarily to the purchase of property in the Sedona, Arizona area that the Company is in the process of developing into a timeshare and golf course facility.

LIQUIDITY AND CAPITAL RESOURCES

      Existing cash, cash flow from sales of land, single-family, and recreational lots, and distributions from its joint ventures and other on-going operations, along with unused borrowing capacity, should be adequate for continuing operations and investments during the 1997 fiscal year. When construction and marketing begins on the Sedona and/or Elm Fork projects, financing from outside sources will be required to fund these projects.

      Cash distributions from the two Albuquerque joint ventures in 1996 were $2,000,000. As development of these properties continues, additional cash distributions are expected. One of the joint ventures has a loan facility, which has required guarantees by the Company and its partner. The Company may be required to continue to guarantee loans made to this joint venture, as development of single-family lots continues. The Company and its partner have guaranteed a $3,850,500 line of credit, to be utilized for lot development. As of February 12, 1997, there was $2,020,000 borrowed against this line of credit.

      In addition to regular principal payments on mortgage notes, the Company paid the balance of $1,500,000 on a note that matured in 1996. Also two of its commercial properties were refinanced for a total of $1,600,000, which was the balance of the loans that matured. The Company is negotiating with two major banks for a line of credit in the amount of $1,000,000 with each bank. These lines will be secured by certain real estate properties.

INFLATION, DEFLATION, AND CHANGING PRICES

      The results of operations and capital expenditures will continue to be affected by inflation, deflation, and changing prices. Price changes and market trends in real estate, rental rates, oil, gas, and uranium could have significant effects on the Company's operations.

CURRENT ISSUES

      The Company's ability to maintain and improve its current level of earnings will depend on the current developments discussed below and several factors, such as the development of projects (including those listed below and in "Significant Activities" beginning on page 3 of this report); the length of the development cycle of each project; the ability to acquire additional lands; the actual costs associated with such developments and acquisitions; suitable future development sites; weather; the strength of the local economies in the sub-markets in which the Company operates; and the resolution of the disputes discussed below. Higher than expected costs, delays in development of communities, a downturn in the local economies, and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

DEVELOPMENTS

      SEDONA PROJECT. The Company, through a wholly-owned limited liability company, has a 90% ownership interest in a partnership that is developing a golf course and timeshare facility in Sedona, Arizona. See Page 3 "Arizona" for more information about the Sedona Project. The Company's partner in the Sedona Project has a 10% ownership interest in the partnership and, pursuant to the terms of the governing agreements, had the ability to earn up to a 45% ownership interest in the partnership. The Company's partner was initially the manager of the Sedona Project, but the Company assumed management control in 1996. A dispute has arisen among the Company and its partner regarding certain aspects of the partnership and the Sedona Project. The Company does not believe, however, that the dispute, or any potential resolution of the dispute, will have a material adverse effect on the Sedona Project.

       ELM FORK PROJECT. In 1995, the Company through its majority interest in a limited liability company, Texas Elm Fork Land Co., L.C. ("Elm Fork"), leased land in Irving, Texas from the University of Dallas for the purpose of developing a family entertainment center. During the development process, it was discovered that the University did not own a key 3 acre parcel of the land that was a part of the property leased to Elm Fork and was subsequently unable to acquire title to it. As a result, Elm Fork initiated litigation in 1996 against the University of Dallas to protect its position. A standstill agreement has been signed and progress is being made in the resolution of the situation. Further development of this project has been delayed until the University is able to acquire title to the 3 acre parcel and Elm Fork is adequately compensated for its damages. Given the Company's investment in Elm Fork, the delay will not have a material adverse effect on the Company's operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
New Mexico and Arizona Land Company:

     We have audited the accompanying consolidated balance sheets of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Phoenix, Arizona
February 17, 1997                                     KPMG Peat Marwick LLP

New Mexico and Arizona Land Company and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,
(in thousands, except per share data)                1996            1995            1994
------------------------------------------------------------------------------------------
Revenue:
  Property sales                                  $ 18,964        $ 15,910        $ 16,868
  Property rentals                                   3,044           2,989           3,094
  Investment income                                  1,236           1,678           1,221
  Other                                                416           1,485             257
------------------------------------------------------------------------------------------
                                                    23,660          22,062          21,440
------------------------------------------------------------------------------------------
Expenses:
  Cost of property sales                            10,569           9,159           8,949
  Rental property                                    1,007           1,089           1,173
  General and administrative                         1,773           1,518           1,647
  Interest                                             963             946           1,053
  Depreciation, depletion and amortization             450             487             528
------------------------------------------------------------------------------------------
                                                    14,762          13,199          13,350
Income Before Joint Ventures, Minority
   Interests and Income Taxes                        8,898           8,863           8,090
Gain (loss) from joint ventures                         20           1,582            (234)
Minority interests                                    (872)         (1,316)         (1,309)
------------------------------------------------------------------------------------------
Income Before Income Taxes                           8,046           9,129           6,547
Income taxes                                         3,200           3,629           2,611
------------------------------------------------------------------------------------------
Net Income                                        $  4,846        $  5,500        $  3,936
==========================================================================================
Earnings per Share of Common Stock(1)             $   1.61        $   1.83        $   1.31
==========================================================================================
Weighted Average Number of Common Shares(1)          3,008           3,001           3,001
==========================================================================================

See accompanying Notes to Consolidated Financial Statements.

(1) Prior years restated to reflect a 10% stock dividend paid July 18, 1996.

New Mexico and Arizona Land Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31,
(in thousands)                                             1996           1995
--------------------------------------------------------------------------------
Assets
   Properties, net                                        $47,478       $ 41,327
   Receivables, net                                         9,848          9,690
   Investments in joint ventures                              416            409
   Cash and cash equivalents                                7,142          5,301
   Other                                                    1,444            955
--------------------------------------------------------------------------------
Total assets                                              $66,328       $ 57,682
================================================================================

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                      $16,036       $ 14,080
   Accounts payable and accrued liabilities                 1,542            999
   Deferred revenue                                         5,002          5,330
   Deferred income taxes                                    5,685          4,188
--------------------------------------------------------------------------------
   Total liabilities                                       28,265         24,597
--------------------------------------------------------------------------------
Minority interests                                          2,435          2,364
--------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized, none issued
   Common stock, no par value; 30,000,000 shares
      authorized; 3,012,886 and 3,007,636(1) shares
      issued and outstanding at December 31, 1996
      and 1995, respectively                               13,738         10,051
   Additional paid-in capital                                 967            966
   Retained earnings                                       20,923         19,736
   Treasury stock, none at December 31, 1996,
      and 4,908 shares at December 31, 1995                    --            (32)
--------------------------------------------------------------------------------
   Total shareholders' equity                              35,628         30,721
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity                $66,328       $ 57,682
================================================================================


See accompanying Notes to Consolidated Financial Statements.

(1) Restated to reflect a 10% stock dividend paid July 18, 1996

New Mexico and Arizona Land Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,
(in thousands)                                                       1996           1995           1994
--------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                         $ 4,846        $ 5,500        $ 3,936
Deduct: Gain from investment property sales                         (3,963)          (891)        (3,049)
Non-cash items included above:
   Depreciation, depletion and amortization                            450            487            528
   Deferred revenue                                                   (853)        (1,234)        (1,091)
   Deferred income taxes                                             1,497            465            653
    Gain from investment property sales
   (Gain) loss from joint ventures                                     (20)        (1,582)           234
   Minority interests                                                  872          1,316          1,309
   Employee restricted stock plan                                        1             13             38
   Director stock awards                                                65             84             --
Net change in:
   Receivables                                                         367          1,604           (364)
   Properties under development                                       (969)        (6,789)        (1,095)
   Other assets                                                       (489)           131           (155)
   Accounts payable and accrued liabilities                            538         (1,169)           859
--------------------------------------------------------------------------------------------------------
Net cash flow from operating activities                              2,342         (2,065)         1,803
--------------------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to properties                                          (7,709)        (3,635)          (814)
   Proceeds from sale of properties                                  6,040          4,933          4,898
   Distribution (contribution), joint ventures                          13          1,627            (22)
--------------------------------------------------------------------------------------------------------
Net cash flow from investing activities                             (1,656)         2,925          4,062
--------------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                8,615          3,664          3,808
   Payment of debt                                                  (6,659)        (4,130)        (4,780)
   Distribution to minority interest partners                         (841)        (1,443)          (316)
   Capital contribution, minority interest partners                     40          1,239             --
--------------------------------------------------------------------------------------------------------
Net cash flow from financing activities                              1,155           (670)        (1,288)
--------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                            1,841            190          4,577
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                       5,301          5,111            534
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $ 7,142        $ 5,301        $ 5,111
========================================================================================================

See accompanying Notes to Consolidated Financial Statements

New Mexico and Arizona Land Company and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  Addi-                         Total
                                                                                 tional                         Share-
                               Common stock           Treasury      stock       paid-in       Retained          holders'
(in thousands)             Shares(1)      Amount        Shares      Amount      capital       earnings          Equity
-----------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1993           3,008        $ 7,812         12         $(92)        $891        $ 12,542         $ 21,153
=======================================================================================================================
Net income                      --             --         --           --           --           3,936            3,936
Employee restricted
 stock plan                     --             --         --           --           38              --               38
-----------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1994           3,008        $ 7,812         12         $(92)        $929        $ 16,478         $ 25,127
=======================================================================================================================
Net income                      --             --         --           --           --           5,500            5,500
10% stock dividend              --          2,239         --           --           --          (2,242)              (3)
Employee restricted
 stock plan                     --             --         --           --           13              --               13
Director stock awards           --             --         (7)          60           24              --               84
------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1995           3,008        $10,051          5         $(32)        $966        $ 19,736         $ 30,721
=======================================================================================================================
Net income                      --             --         --           --           --           4,846            4,846
10% stock dividend              --          3,622         (5)          32           --          (3,659)              (5)
Employee restricted
 stock plan                     --             --         --           --            1              --                1
Director stock awards            5             65         --           --           --              --               65
------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1996           3,013        $13,738          0            0         $967        $ 20,923         $ 35,628
=======================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

(1) Prior years restated to reflect a 10% stock dividend paid July 18, 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

      New Mexico and Arizona Land company was organized in 1908 as an Arizona Corporation and is conducting business in Arizona, New Mexico, Colorado, Texas and Oklahoma. The Company owns and develops urban real estate. It also owns extensive rural real estate and mineral rights.

Principles of consolidation

      The consolidated financial statements include the accounts of New Mexico and Arizona Land Company, its wholly-owned subsidiaries, and majority-owned partnerships ("the Company"). All material intercompany transactions have been eliminated in consolidation. Certain financial statement items from prior years have been reclassified to be consistent with the current year financial statement presentation.

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

Property sales and deferred revenue

      Profits on property sales are recognized, subject to the assessment of collectibility of the related receivables, when the buyer's investment amounts to at least 20% of the sales price and when development is to commence within a two year period or 25% of the sales price on all other sales. In all instances the buyer remains obligated to increase this investment by a minimum amount annually. Profits on sales that do not meet these requirements are recognized on the installment basis provided minimum down payments are received.

      Deferred revenue consists of land sales being accounted for on the installment basis and rents collected in advance. Rents collected in advance represent annual rental payments made in advance of the lease year and are considered earned ratably over the lease year for financial statement purposes.

Income taxes

      The Company follows Statement of Financial Accounting Standards No.109, Accounting for Income Taxes("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share

      Earnings per share computations are based on the weighted average number of common shares outstanding during the year of 3,008,211 in 1996, 3,000,943 in 1995, and 3,000,636 in 1994. The weighted average shares for 1995 and 1994 have been restated to reflect a stock dividend paid July 18, 1996.

Cash and cash equivalents

      Cash and cash equivalents include cash on hand, cash held in trust, money market accounts, and temporary investments, with an original maturity of three months or less.

Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that a company disclose estimated fair values for its financial instruments. The carrying amounts of the Company's notes receivable and notes payable approximate the estimated fair value because they are at interest rates comparable to market rates, given the terms and maturities. The carrying amounts of the Company's cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair value of these instruments due to their short term maturities. Considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, these fair value estimates are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions.

Impairment of Assets

      The Company adopted the provisions of SFAS No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, on January 1, 1996. All properties were reviewed for recoverability. Because the sum of the expected future net cash flows (undiscounted and without interest charges) exceeds the carrying value for assets held and used and the market value exceeds the carrying value for assets held for sales, no impairment loss was recognized in 1996.

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the amounts of revenue and expenses at the date of the financial statements. Actual results could differ from those estimates.

NOTE 2: - PROPERTIES

Properties are comprised of the following at December 31,
(in thousands)                                                  1996        1995
----------------------------------------------------------------------------------
Rural lands and unimproved
 urban properties                                              $23,429     $18,542
 Properties under development                                   14,555      12,475
 Rental properties                                              16,852      17,953
 Other                                                           1,639       1,507
Accumulated depreciation,
 depletion  and amortization                                    (5,292)     (4,845)
Valuation Allowance                                             (3,705)     (4,305)
----------------------------------------------------------------------------------
                                                              $ 47,478     $41,327
==================================================================================

      The future rentals on non-cancelable operating leases related to the Company's rental properties, but excluding its four apartment complexes, are as follows: $560,000 in 1997; $467,000 in 1998; $467,000 in 1999; $467,000 in 2000;
$469,000 in 2001; and $1,681,000 in later years. The four apartment complexes, which are federally subsidized under the U.S. Department of Housing and Urban Development Section 8 Housing-Assistance-Payments Program, have contributed revenue of $2,437,000 in 1996, $2,412,000 in 1995 and $2,377,000 in 1994.

      During 1996 and 1995 the Company acquired residential real estate at a cost of $4,600,000 and $2,980,000, of which $2,900,000 and $600,000 were financed, respectively.

NOTE 3 - RECEIVABLES

Receivables consist of the following at December 31,
(in thousands)                                                    1996        1995
----------------------------------------------------------------------------------
Mortgage notes receivable                                       $9,758      $9,590
Other notes receivable                                              --           7
Accounts receivable                                                165         168
Reserve for bad debts                                              (75)        (75)
----------------------------------------------------------------------------------
                                                                $9,848      $9,690
==================================================================================

      The Company sells recreational land, principally in 40-acre parcels. Since 1980, over 75,000 acres have been sold in Arizona. The mortgage notes receivable from these land sales, due over ten to fifteen years, bear interest at rates ranging from 10% to 12%, and are secured by the properties sold. At December 31, 1996 and 1995 mortgage notes receivable relating to these sales totalled $7,557,000 and $7,318,000, respectively. The Company sold land for mortgage notes receivable in the amount of $1,910,000 and $2,045,000 during the years ended December 31, 1996 and 1995 respectively. In 1996 and 1995 the Company collected $1,429,000 and $903,000 in principal payments on these land sale contracts.

      The Company has a mortgage note receivable with a remaining principal balance of $2,201,000, from a 1983 sale of an apartment complex located in Flagstaff, Arizona. This note, which matured in September 1992, was restructured under a bankruptcy reorganization plan. Under the reorganization plan the maturity of the note was extended to January 13, 2000, the interest rate was reduced from 10% to 8.75% and the payments were changed from quarterly interest-only payments to monthly payments of principal and interest. Also in connection with that sale, the Company remained contingently liable under a mortgage note that was assumed by the purchaser. The estimated fair value of the property securing the Company's mortgage note receivable exceeds the basis of the mortgage note receivable and the mortgage assumed by the buyer. Consequently, should the buyer default under the note, the Company would not recognize a loss on foreclosure.

NOTE 4 - NOTES PAYABLE AND LINES OF CREDIT

Notes payable consist of the following at December 31,
(in thousands)                 Maturity      Interest
                                 date        rate (%)      Payment        1996      1995
-----------------------------------------------------------------------------------------
Mortgage loans:
  Apartment complexes            2009         8.375      monthly P&I   $ 8,233    $ 8,584
  Commercial buildings           2006         9.125      monthly P&I     1,607      1,666
  Undeveloped land            2000-2001    9.25-10.25     annual P&I     3,394      2,143
Development loan                 1997        prime(1)    monthly int.    2,200        989
Other loans                   1998-2004     7.125-7.6   semi-annl.P&I      602        698
-----------------------------------------------------------------------------------------
                                                                       $16,036    $14,080
=========================================================================================

(1) Prime rate at December 31, 1996 was 8.25%

      The Company and its partner guarantee a development line of credit for one of its majority-owned partnerships. This line, which is secured by the real property, expires in August 1997 and has a commitment amount of $3,850,500. At December 31, 1996, the outstanding balance was $2,200,000. The interest rate is at the bank's prime rate, 8.25% at December 31, 1996.

      Principal payments due on all notes payable and lines of credit are as follows: $3,547,000 in 1997; $1,299,000 in 1998; $1,304,000 in 1999; $1,323,000
in 2000; $1,224,000 in 2001; and $7,339,000 in later years. Interest paid in 1996, 1995 and 1994, amounted to $1,360,000, $1,316,000 and $1,449,000, respectively. Interest cost incurred in 1996, 1995 and 1994, was $1,470,000, $1,286,000 and $1,434,000, respectively, of which $507,000, $340,000 and
$381,000 was capitalized.

NOTE 5 - INCOME TAXES


Income tax expense is comprised of the following:
(in thousands)                                            1996           1995       1994
-----------------------------------------------------------------------------------------
Current:
      Federal                                            $1,362         $2,531     $1,566
      State                                                 341            633        392
Deferred
      Federal                                             1,198            368        522
      State                                                 299             97        131
-----------------------------------------------------------------------------------------
                                                         $3,200         $3,629     $2,611
=========================================================================================

      The reconciliation of the computed statutory income tax expense to the effective income tax expense follows:

(in thousands)                                             1996           1995      1994
----------------------------------------------------------------------------------------
Statutory Federal income
 tax expense                                             $2,736         $3,104    $2,226
Reconciling items:
  State income taxes,
 net of Federal benefit                                     422            474       345
  Other                                                      42             51        40
----------------------------------------------------------------------------------------
                                                         $3,200         $3,629    $2,611
========================================================================================

      The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31,

(in thousands)                                                           1996      1995
----------------------------------------------------------------------------------------
Deferred tax assets:
  Properties, principally due to
   valuation allowances, depreciation
   and amortization of costs                                            $1,040   $ 2,764
Investments in joint ventures,
   principally due to valuation allowances                                 167       174
  Other                                                                    103       142
----------------------------------------------------------------------------------------
 Total gross deferred tax assets                                        $1,310   $ 3,080
----------------------------------------------------------------------------------------
Deferred tax liabilities:
  Properties, principally due to basis
   differences upon acquisition                                       $(5,317)   $(5,665)
  Receivables/deferred revenue,
   principally due to installment sales                                (1,606)    (1,537)
  Other                                                                   (72)       (66)
----------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                   (6,995)    (7,268)
----------------------------------------------------------------------------------------
Net deferred tax liability                                            $(5,685)   $(4,188)
========================================================================================

      Income taxes paid in 1996, 1995 and 1994 amounted to $1,418,000, $3,596,000 and $2,164,000, respectively.

NOTE 6 - INVESTMENTS IN JOINT VENTURES:

      The Company participates in a joint venture that developed an office building. Revenues, costs and profits or losses are shared equally. In prior years the Company reduced the carring value of its investment in this joint venture to the estimated realizable value of its share of the building, which is the only asset of this joint venture.

      The following is a summary of the condensed balance sheet and results of operations of this joint venture at December 31,

(in thousands)                                                           1996       1995
----------------------------------------------------------------------------------------
Assets, primarily real estate                                          $1,862     $1,865
========================================================================================

Liabilities                                                            $   66     $   18
Capital                                                                 1,796      1,847
----------------------------------------------------------------------------------------
                                                                       $1,862     $1,865
========================================================================================

Results of operations for years ended December 31,

(in thousands)                                               1996        1995       1994
----------------------------------------------------------------------------------------
Revenue                                                      $380        $249       $223
Operating expenses                                           (223)       (173)      (177)
Depreciation and amortization                                (101)        (83)       (70)
----------------------------------------------------------------------------------------
Net income (loss)                                            $ 56        $ (7)      $(24)
========================================================================================


      In addition to the above real estate joint venture, the Company has invested in various working-interest petroleum properties principally located in the San Juan Basin of New Mexico. The Company's interests range from 5% to 50%. The net assets and results of operations applicable to the Company are as follows for years ended December 31,

(in thousands)                                               1996        1995      1994
---------------------------------------------------------------------------------------
Net assets                                                   $ 11        $ 17       $37
=======================================================================================

Revenue                                                      $ 47        $ 51      $ 54
Expenses                                                      (55)        (71)     (276)
---------------------------------------------------------------------------------------
Net loss                                                     $ (8)       $(20)    $(222)
=======================================================================================

NOTE 7 - RETIREMENT PLANS

Pension Plan:

      The Company's defined benefit retirement plan covers substantially all full-time employees. The benefits are based on employment commencement date, years of service and compensation. Plan restatement to conform with TRA86 and subsequent changes was completed in December 1994. In accordance with Statement of Financial Accounting Standards No. 87 Employers' Accounting for Pensions (FAS87), the effect of the restatement was recognized in 1995. No additional post-employment benefits are provided and plan assets are invested in various mutual funds. The Plan was "frozen" on December 31, 1996. No gain or loss was recognized by the Company. The "freeze" puts a stop on future benefit accruals.

The net periodic pension benefit is computed as follows for years ended December 31,

(in thousands)                                               1996        1995       1994
----------------------------------------------------------------------------------------
Service cost                                                $  43       $  39     $   41
Interest cost                                                  47          41         41
Return on assets
      Actual                                                 (175)       (333)        32
      Deferred gain (loss)                                    106         251       (115)
Amortization of unrecognized net transition asset             (26)        (26)       (25)
----------------------------------------------------------------------------------------
Net periodic pension benefit                                 $ (5)      $ (28)     $ (26)
========================================================================================

      Through December 31, 1996, the Company accrued retirement benefits based on an independent actuarial valuation for the plan. The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7% and 0%, respectively, at December 31, 1996, 1995 and 1994. The expected long-term rate of return on plan assets was 7% for 1996, 1995 and 1994.

      The following is the funded status of the Plan at December 31,

(in thousands)                                                           1996       1995
----------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
      Vested benefits                                                   $ 675     $  672
      Nonvested benefits                                                    0          4
----------------------------------------------------------------------------------------
Accumulated and projected benefit obligation                              675        676
Fair value of plan assets                                              (1,464)    (1,414)
----------------------------------------------------------------------------------------
Excess of assets over projected benefit obligation                       (789)      (738)
Unrecognized net gain                                                     146        104
Unrecognized net transition asset                                         358        383
----------------------------------------------------------------------------------------
Prepaid pension asset                                                  $ (285)    $ (251)
========================================================================================


401(k) Savings Plan:

      The Company has a 401(k) Savings Plan for all of its employees. The Company matches up to 3% of the employee's salary contributed. Total expense for the Company under this plan was $19,700, $19,800 and $23,600 for 1996, 1995 and 1994, respectively.

NOTE 8 - RESTRICTED STOCK PLAN

      In 1988 the Company adopted a Restricted Stock Plan ("the Plan") to distribute shares of stock to senior executives at no cost. 100,000 shares of common stock are authorized for awards during the Plan's ten year term. No shares were awarded in 1996, 1995 and 1994. A total of 31,400 shares have been awarded since inception of the plan. Forfeiture restrictions lapse on the third, fourth and fifth anniversary after award. In 1994 a special dispensation was given due to the change of control of the Company and restrictions were lifted on 15,334 shares. In 1995 special dispensation was given, due to internal restructuring, and restrictions were lifted on 4,507 shares. Restrictions will be lifted on the remaining 733 shares in 1997.

      Compensation expense is recorded for the awards of stock in each period in which services are performed. The Company recognized compensation expense of $1,000, $13,000 and $38,000 related to these awards for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 9 - DIRECTOR STOCK AWARDs

      On November 22, 1996, at a meeting of the Board of Directors, the Board awarded 750 shares of common stock of the Company to each director. The shares were valued at the fair market value on the grant date. A total of 5,250 shares was issued on December 30, 1996. The shares contain a restrictive legend as required under Rule 144 of the Securities Act of 1933. In addition a cash award of $3,750 was paid to each director.

      On December 15, 1995, at a meeting of the Board of Directors, the Board awarded 1,000 shares of the Company's common stock to each director. It was determined that the stock used for these awards would be treasury stock. Of the Company's 11,908 shares of treasury stock, 7,000 shares were reissued at 1,000 shares to each director, on December 28, 1995. The shares were valued at the fair market value on the grant date. The reissued shares contain a restrictive legend as required under Rule 144 of the Securities Act of 1933. In addition a cash award of $4,750 was paid to each director.

      Compensation expense of $92,000 in 1996 and $116,000 in 1995 was recorded as a result of the above awards.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, it is the opinion of management that their outcome will not have a material adverse effect on the financial condition of the Company.

NOTE 11 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

      Certain unaudited quarterly financial information for the years ended December 31, 1996, and 1995 is presented below:


                                         First    Second      Third    Fourth
(in thousands, except per share data)   Quarter   Quarter    Quarter   Quarter      Total
-----------------------------------------------------------------------------------------
1996
Revenue                                  $4,608    $3,121     $4,690   $11,241    $23,660
=========================================================================================
Net income                               $  837    $  551     $  762    $2,696    $ 4,846
=========================================================================================
Earnings per share                       $ 0.28    $ 0.18     $ 0.25     $0.90    $  1.61
=========================================================================================

1995
Revenue                                  $4,095    $6,007     $7,665    $4,295    $22,062
=========================================================================================
Net income                               $1,446    $1,803     $1,404    $  847    $ 5,500
=========================================================================================
Earnings per share(1)                    $ 0.48    $ 0.60     $ 0.47    $ 0.28    $  1.83
=========================================================================================

(1) Restated to reflect a 10% stock dividend paid July 18, 1996.

NOTE 12 - INDUSTRY SEGMENTS

      The following information summarizes information about the Company's industry segments for the years ended December 31,

(in thousands)                                                  1996      1995       1994
-----------------------------------------------------------------------------------------
Total revenue
      Real estate                                            $23,473   $21,881    $21,216
      Minerals                                                   187       181        224

Income before income taxes
      Real estate                                            $ 7,939   $ 9,054    $ 6,420
      Minerals                                                   107        75        127

Identifiable assets
      Real estate                                            $65,524   $56,969    $51,558
      Minerals                                                   804       713        749

New Mexico and Arizona Land Company and Subsidiaries
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 1996                                                Cost
(in thousands)                                                   capi-
                                               Initial          talized      Gross amount at which
                                                cost to          subse-        carried at close
                                                Company         quent to        of period(1)
                                             --------------      acqui-    ------------------------  Accum-
                                                      Bldgs      sition          Buildings           ulated
                                                     and im-    --------            and              depre-
                                    Encum-            prove-    Improve-           improve-  Total   ciation    Date
                                   brances     Land   ments      ments     Land     ments    (a) (2)  (b)(6)   acquired
-------------------------------------------------------------------------------------------------------------------------
Unimproved Properties
 Arizona and New Mexico(3)           $961   $11,496  $          $  890   $11,862   $   524  $12,386  $   77   1908-1995
 Colorado                                     2,751                  8     2,759              2,759             1996
 Cottonwood, Arizona                2,858     4,584                 48     4,632              4,632             1996
 Chandler, Arizona                     97     3,245                407     3,245       407    3,652     117     1986

Properties Under Development
 40-acre lots, Arizona                            6                            6                  6             1908
 Albuquerque, New Mexico(3)         2,200     1,230              3,529     1,230     3,529    4,759             1992
 Sedona, Arizona(4)                           7,500                671     8,171              8,171             1995
 Irving, Texas(5)                                      1,619                         1,619    1,619             1995

Rental Properties
 Commercial Buildings
  Phoenix, Arizona                  1,607       947    1,354       156       947     1,510    2,457      664    1986
 Land Leases
  Tucson, Arizona                             2,130                        2,130              2,130             1984
 Apartments
  New Mexico                        8,233     1,187   10,665       413     1,187    11,078   12,265    3,728    1985
-------------------------------------------------------------------------------------------------------------------------
                                  $15,956   $35,076  $13,638    $6,122   $36,169   $18,667  $54,836   $4,586
=========================================================================================================================

(1)   Tax basis: $39,000,000

(2) A valuation allowance in the amount of $3,705,000 was established in prior years to reflect the Company's estimated realizable value upon ultimate disposition of certain of its properties, principally unimproved urban real estate.

(3) Certain properties are owned by partnerships of which the Company has a 75% ownership.

(4)   Owned by a partnership in which the Company has a 90% ownership.

(5) Owned by a limited liability company of which the Company has an 85% ownership

(6) Life on which depreciation in the latest income statements is computed: 5 to 35 years.

(a) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Years ended December 31,
(in thousands)                                                  1996       1995      1994
-----------------------------------------------------------------------------------------
Balance at beginning of year                                 $48,970    $39,861   $40,453
Additions during year:
  Acquisitions                                                 7,459     10,580     1,438
  Improvements                                                 5,613      5,539     7,123
Deductions during year:
  Cost of real estate sold                                    (7,206)    (7,010)   (9,153)
-----------------------------------------------------------------------------------------
Balance at close of year                                     $54,836    $48,970   $39,861
=========================================================================================

(b) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Years ended December 31,
(in thousands)                                                  1996       1995      1994
-----------------------------------------------------------------------------------------
Balance of accumulated depreciation
 at beginning of year                                         $4,188     $3,764    $3,526
Additions during year:
 Current year's depreciation                                     398        447       476
Deductions during year:
 Real estate sold                                                 --        (23)     (238)
-----------------------------------------------------------------------------------------
Balance at close of year                                      $4,586     $4,188    $3,764
=========================================================================================

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31,1996                                                                Principal
                                                                                amount of
                                                          Face     Carrying      loans
                                                          amount    amount     subject to
                                   Final        Period      of     of mort-    delinquent
                      Interest    maturity      payment    mort-     gages      principal
(in thousands)          rate       date          terms     gages    (3) (a)    & interest
-----------------------------------------------------------------------------------------
Conventional first
 mortgages on
 unimproved land
 sales in Arizona
 and New Mexico:
(predominately 40-
 acre parcel sales)     6%-12%   1997-2012  Monthly(1)    $13,238   $7,482(2)       $375

Mortgages on the
 sale of commercial
 properties:
  Apartment complex      8.75%      2000    Monthly(1)      2,852    2,201
---------------------------------------------------------------------------------------
                                                          $16,090   $9,683         $375
=======================================================================================

(1)   Level payments of principal and interest

(2)   Net of reserve for bad debt of $75,000.

(3)   Tax basis is $7,932,000

(a) NOTE TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

Years ended December 31,
(in thousands)                                             1996         1995       1994
----------------------------------------------------------------------------------------
Balance at beginning of year                              $9,515       $8,757     $8,804
Additions during period:
  New mortgage loans                                       1,910        2,045      1,285
Deduction during period:
  Collections of principal                                (1,469)        (964)    (1,061)
  Forfeitures on installment
   contracts                                                (273)        (323)      (271)
----------------------------------------------------------------------------------------
Balance at close of year                                  $9,683       $9,515     $8,757
========================================================================================

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required under this item is contained in New Mexico and Arizona Land Company's 1997 Proxy Statement, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

      Information required under this item is contained in New Mexico and Arizona Land Company's 1997 Proxy Statement, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM  12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this item is contained in New Mexico and Arizona Land Company's 1997 Proxy Statement, pursuant to Regulation 14A, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this item is contained in New Mexico and Arizona Land Company's 1997 Proxy Statement, pursuant to Regulation 14A, and is incorporated herein by reference.

                                     PART IV

ITEM  14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K The

      consolidated financial statements and schedules are included in Part III, Item 8:

    Independent Auditors' Report

    Balance Sheets

    Statements of Income

    Statements of Cash Flows

    Statements of Shareholders Equity

    Notes to Consolidated Financial Statements

    Schedule III - Real Estate and Accumulated Depreciation

    Schedule IV - Mortgage Loans on Real Estate

    Exhibit 3.(i) Articles of Incorporation of Registrant amended May 20, 1996.

    Exhibit 3.(ii)By-laws of Registrant revised March 8, 1996.

    Exhibit 10.3 New Mexico and Arizona Land Company 401(k) Plan dated
                 January 1, 1992.

    Exhibit 27. Financial Data Schedule

    All other exhibits are omitted because they are inapplicable, contained elsewhere in the report or have been previously filed with the Securities and Exchange Commission.

    No Form 8-K was filed in 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEXICO AND ARIZONA LAND COMPANY
(Registrant)

/s/William A Pope                         /s/Elizabeth M. Bedewi
--------------------------                ----------------------------
William A. Pope                           Elizabeth M. Bedewi
President and Principal                   Senior Vice President and
 Executive Officer                         Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/Stephen E. Renneckar                   /s/John C. Lucking
--------------------------                ----------------------------
Stephen E. Renneckar                      John C. Lucking
Chairman                                  Director


/s/William A. Pope                        /s/Arnold L. Putterman
--------------------------                ----------------------------
William A. Pope                           Arnold L. Putterman
Director                                  Director


/s/Ronald E. Strasburger                  /s/Robert Wertheim
--------------------------                ----------------------------
Ronald E. Strasburger                     Robert Wertheim
Director                                  Director


/s/Richard A. Wessman
--------------------------
Richard A. Wessman
Director

Dated:  March 14, 1997

GENERAL INFORMATION

DIRECTORS

Term expiring in 1998:
Arnold L. Putterman(1):       New York, New York, Counselor at Law
Stephen E. Renneckar(2,3)     Phoenix, Arizona, Vice President, General Counsel,
                              SunChase Holdings, Inc.
Robert Wertheim(1)            Albuquerque, New Mexico, Chairman, Charter
                              Companies
Richard A. Wessman(1,3)       Roseville, California, President, Sterling Pacific
                              Assets, Inc.

Term expiring in 1997:
John C. Lucking(2,3)          Phoenix, Arizona, Consulting Economist, Econ-Linc
William A. Pope               Phoenix, Arizona, President and CEO of the Company
                              and SunChase Holdings Inc.
Ronald E. Strasburger(2)      Phoenix, Arizona, Loans and Acquisitions Manager,
                              Sterling Pacific Management Services, Inc.

(1) Audit Committee

(2) Compensation and Nominating Committee

(3) Executive Committee

OFFICERS

William A. Pope               President and Chief Executive Officer
R. Randy Stolworthy(1)        Executive Vice President, Chief Operating Officer
Elizabeth M. Bedewi           Senior Vice President, Treasurer and Secretary
Joe D. Sphar                  Vice President--Minerals and Assistant Secretary

(1) effective February 18, 1997

SHAREHOLDER INFORMATION

ANNUAL MEETING

       The annual meeting of the shareholders of the Company will be held in Phoenix, Arizona, Friday May 16, 1997. Notice of meeting and proxy will be mailed to shareholders of record as of March 21, 1997. Please notify E. M. Bedewi, Secretary, of any change of address.

TRANSFER AGENT AND REGISTRAR OF STOCK

American Stock Transfer & Trust Company, 40 Wall Street, New York, NY 10005,
(718) 921-8209, (800)937-5449, fax (718)921-8331

CORPORATE OFFICE

3033 N 44th Street, Suite 270, Phoenix, AZ 85018.
(602)952-8836, fax (602)952-8769, email lbedewi@aol.com
web site nz-newmexariz.com

ALBUQUERQUE OFFICE

6100 Indian School Road N.E., Suite 100, Albuquerque, NM 87110.
(505)881-6644, fax (505)889-3682