Form 10-Q
period 1997-03-31
NEW MEXICO & ARIZONA LAND CO
filed 1997-05-14
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1997.

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

                                  602/952-8836
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE                                  3,012,886
         Class                                     Outstanding at April 30, 1997

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q
For the Quarter Ended March 31, 1997

                                                                          Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Statements of Income for the
                three months ended March 31, 1997 and 1996                     3

                Consolidated Balance Sheets as of
                March 31, 1997 and December 31, 1996                           4

                Consolidated Statements of Cash Flows for the
                three months ended March 31,1997 and 1996                      5

                Notes to Consolidated Financial Statements                     6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                  7

PART II - OTHER INFORMATION                                                    8

SIGNATURES                                                                     8

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three months ended March 31,
(in thousands, except per share data)                     1997            1996
--------------------------------------------------------------------------------
Revenue:
  Property sales                                        $ 1,973         $ 3,446
  Property rentals                                          778             749
  Investment income                                         293             341
  Other                                                      80              72
--------------------------------------------------------------------------------
                                                          3,124           4,608
--------------------------------------------------------------------------------
Expenses:
  Cost of property sales                                  1,110           2,029
  Rental property                                           304             249
  General and administrative                                400             322
  Interest                                                  254             255
  Depreciation, depletion and amortization                  119             118
--------------------------------------------------------------------------------
                                                          2,187           2,973
Income Before Joint Ventures, Minority
   Interests and Income Taxes                               937           1,635
Gain from joint ventures                                     16               7
Minority interests                                         (143)           (246)
--------------------------------------------------------------------------------
Income Before Income Taxes                                  810           1,396
Income taxes                                                326             559
--------------------------------------------------------------------------------
Net Income                                              $   484         $   837
================================================================================
Earnings per Share of Common Stock                      $  0.16         $  0.28
================================================================================
Weighted Average Number of Common Shares                  3,013           3,008
================================================================================

See accompanying Notes to Consolidated Financial Statements.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q

CONSOLIDATED BALANCE SHEETS
                                                         UNAUDITED
                                                          MARCH 31,    December 31,
(in thousands)                                              1997           1996
--------------------------------------------------------------------------------
Assets
   Properties, net                                        $48,020        $47,478
   Receivables, net                                         9,661          9,848
   Cash and cash equivalents                                6,762          7,142
   Other                                                    1,892          1,860
--------------------------------------------------------------------------------
Total assets                                              $66,335        $66,328
================================================================================
Liabilities and Shareholders' Equity
   Notes payable and lines of credit                      $15,414        $16,036
   Accounts payable and accrued liabilities                 1,933          1,542
   Deferred revenue                                         4,751          5,002
   Deferred income taxes                                    5,547          5,685
--------------------------------------------------------------------------------
   Total liabilities                                       27,645         28,265
--------------------------------------------------------------------------------
Minority interests                                          2,578          2,435
--------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000
      Shares authorized; none issued
   Common stock, no par value; 30,000,000
      shares authorized; 3,012,886 and
      3,007,636 shares issued and outstanding
      at March 31, 1997 and 1996, respectively             13,738         13,738
   Additional paid-in capital                                 967            967
   Retained earnings                                       21,407         20,923
--------------------------------------------------------------------------------
   Total shareholders' equity                              36,112         35,628
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity                $66,335        $66,328
================================================================================

See accompanying Notes to Consolidated Financial Statements.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31,
(in thousands)                                             1997           1996
--------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                               $   484        $   837

Deduct: Gain from sale of investment properties             (345)          (651)
Non-cash items included above:
   Depreciation, depletion and amortization                  119            118
   Deferred revenue                                         (375)          (157)
   Deferred income taxes                                    (138)           127
   Gain from joint ventures                                  (16)            (7)
   Minority interests                                        143            246
Net change in:
   Receivables                                               (96)           (32)
   Properties under development                             (222)          (504)
   Other assets                                              (16)            53
   Accounts payable and accrued liabilities                  391            357
--------------------------------------------------------------------------------
Net cash flow from operating activities                      (71)           387
--------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to properties                                  (437)          (224)
   Proceeds from sale of properties                          343            651
   Proceeds from notes receivable                            407            231
   Addition to notes receivable                               --           (448)
   Distribution to minority interests partners                --           (496)
--------------------------------------------------------------------------------
Net cash flow from investing activities                      313           (286)
--------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                        181          1,637
   Payment of debt                                          (803)          (481)
--------------------------------------------------------------------------------
Net cash flow from financing activities                     (622)         1,156
--------------------------------------------------------------------------------
Net increase (decrease)-cash & cash equivalents             (380)         1,257
--------------------------------------------------------------------------------
Cash & cash equivalents at beginning of period             7,142          5,301
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 6,762        $ 6,558
================================================================================

See accompanying Notes to Consolidated Financial Statements.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1996 annual report on Form 10-K

2. The results of operations for the three months ended March 31, 1997 and 1996, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3. During the three months ended March 31, 1997 and 1996, the Company sold land in exchange for notes receivable in the amount of $124,000 and $646,000, respectively, of which $124,000 and $198,000, respectively, was deferred.

4. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, NZ Properties, Inc., NZ Development Corporation, NZU Inc. and Great Vacations International Inc., along with five joint ventures in which the Company holds a majority ownership.

5.      Certain amounts have been reclassified for comparative purposes.

6. Earnings per share computations are based on the weighted average number of shares outstanding of 3,012,886 and 3,007,636 in 1997 and 1996 respectively.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from sales of land, single-family and recreational lots, distributions from its joint ventures and other ongoing operations, along with unused borrowing capacity, should be adequate for continuing operations and investments during the 1997 fiscal year. When construction and marketing begins on the Sedona and/or Elm Fork projects, financing from outside sources will be required to fund these projects. (See Developments in Item 7 of the Company's 1996 Annual Report on Form 10-K.)

Financing, at the joint venture level, is being utilized to develop single-family lots. These loans are secured by the property involved, along with guarantees from the Company and its partner. At March 31, 1997, there was $1,695,000 borrowed against a $3,850,500 development line of credit. The Company has a $1,000,000 working capital line of credit, which matures April 24, 1998 and is secured by certain real estate holdings. There are no funds borrowed on this line.

RESULTS OF OPERATIONS

For the three months ended March 31, 1997, net income was $484,000 ($0.16 per share) compared to $837,000 ($0.28 per share) for the same period of 1996. Earnings from sales of single-family and recreational lots were down by approximately $550,000 for the three month period ended March 31, 1997 as compared to the same period of 1996. Investment income is also less in 1997 as compared to the same time frame in 1996 due to the amount of cash available for short term investment. General and administrative expenses are slightly higher primarily due to increased personnel costs.

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q


                           PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the three month period ended March 31, 1997, requiring a response to Items 1 through 5.

Item 6. Exhibits and Reports on Form 8-K.
        (a) Exhibits
                Exhibit 27, Financial Data Schedule

        (b) No reports of Form 8-K were filed during the reporting quarter.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


New Mexico and Arizona Land Company


/s/ E. M. Bedewi
----------------------------------------
E. M. Bedewi,
Sr. Vice President and Treasurer



/s/ William A. Pope
----------------------------------------
William A. Pope,
President and Chief Executive Officer


Date: May 14, 1997