Form 10-Q
period 1997-06-30
NEW MEXICO & ARIZONA LAND CO
filed 1997-08-11
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997.

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

           COMMON STOCK, NO PAR VALUE                 3,313,818 SHARES
                      Class                      Outstanding at July 28, 1997

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                 FORM 10-Q
For the Quarter Ended June 30, 1997

                                                                               Page
                                                                               Number
                                                                               ------
PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Statements of Income for the three
                 and six months ended June 30, 1997 and 1996                      3

                 Consolidated Balance Sheets as of
                 June 30, 1997 and December 31, 1996                              4

                 Consolidated Statements of Cash Flows for the
                 six months ended June 30,1997 and 1996                           5

                 Notes to Consolidated Financial Statements                       6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                    7

PART II - OTHER INFORMATION                                                       8

SIGNATURES                                                                        8

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
                                                         Three months ended June 30,     Six months ended June 30,
(in thousands, except per share data)                         1997          1996            1997         1996
-------------------------------------------------------------------------------------------------------------------
Revenue:
  Property sales                                            $2,277         $2,005         $4,250        $5,451
  Property rentals                                             784            750          1,562         1,499
  Investment income                                            310            307            603           648
  Other                                                         57             59            137           131
-------------------------------------------------------------------------------------------------------------------
                                                             3,428          3,121          6,552         7,729
-------------------------------------------------------------------------------------------------------------------
Expenses:
  Cost of property sales                                     1,318          1,165          2,428         3,194
  Rental property                                              310            270            614           519
  General and administrative                                   460            324            860           646
  Interest                                                     262            212            516           467
  Depreciation, depletion and amortization                     122            116            241           234
-------------------------------------------------------------------------------------------------------------------
                                                             2,472          2,087          4,659         5,060
-------------------------------------------------------------------------------------------------------------------

Income Before Joint Ventures, Minority
   Interests and Income Taxes                                  956          1,034          1,893         2,669
Gain from joint ventures                                        15              1             31             8
Minority interests                                            (177)          (116)          (320)         (362)
-------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                     794            919          1,604         2,315
Income taxes                                                   318            368            644           927
-------------------------------------------------------------------------------------------------------------------
Net Income                                                  $  476           $551         $  960        $1,388
===================================================================================================================
Earnings per Share of Common Stock                          $ 0.14         $ 0.17         $ 0.29        $ 0.42
===================================================================================================================
Weighted Average Number of Common Shares                     3,314          3,309          3,314         3,309
===================================================================================================================

See accompanying Notes to Consolidated Financial Statements.
Shares and earnings per share for 1996 have been restated to reflect a 10% stock dividend declared May 16, 1997.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED BALANCE SHEETS
                                                                       UNAUDITED
                                                                        JUNE 30,            December 31,
(in thousands)                                                          1997                      1996
--------------------------------------------------------------------------------------------------------
Assets
   Properties, net                                                     $51,256                $47,478
   Receivables, net                                                      9,412                  9,848
   Cash and cash equivalents                                             3,484                  7,142
   Other                                                                 2,041                  1,860
Total assets                                                           $66,193                $66,328
========================================================================================================

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                                   $14,872                $16,036
   Accounts payable and accrued liabilities                              1,813                  1,542
   Deferred revenue                                                      4,677                  5,002
   Deferred income taxes                                                 5,543                  5,685
   Total liabilities                                                    26,905                 28,265
Minority  interests                                                      2,705                  2,435
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued
   Common stock, no par value; 30,000,000 shares
      authorized; 3,313,818(1) shares
      issued and outstanding at June 30, 1997 and
      December 31, 1996                                                 18,102                 13,738
   Additional paid-in capital                                              967                    967
   Retained earnings                                                    17,514                 20,923
   Total shareholders' equity                                           36,583                 35,628
Total liabilities and shareholders' equity                             $66,193                $66,328
========================================================================================================

See accompanying Notes to Consolidated Financial Statements.
(1) Restated to reflect a 10% stock dividend declared May 16, 1997.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30,
(in thousands)                                                  1997              1996
------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                    $   960           $ 1,388

Deduct: Gain from sale of investment properties                (1,102)           (1,724)
Non-cash items included above:
   Depreciation, depletion and amortization                       241               234
   Deferred revenue                                              (666)             (294)
   Deferred income taxes                                         (142)              159
   Gain from joint ventures                                       (31)               (8)
   Minority  interests                                            320               362
Net change in:
   Receivables                                                    (85)               46
   Properties under development                                   (15)           (1,423)
   Other assets                                                  (172)             (244)
   Accounts payable and accrued liabilities                       266               350
------------------------------------------------------------------------------------------
Net cash flow from operating activities                          (426)           (1,154)
------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to properties                                     (4,003)             (411)
   Proceeds from sale of properties                             1,101             1,724
   Proceeds from notes receivable                                 862               752
   Addition to notes receivable                                    --              (827)
   Distribution to minority  interests partners                   (50)             (506)
   Distribution from joint ventures                                22                 3
------------------------------------------------------------------------------------------
Net cash flow from investing activities                        (2,068)              735
------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                             637             2,599
   Payment of debt                                             (1,801)           (1,173)
------------------------------------------------------------------------------------------
Net cash flow from financing activities                        (1,164)            1,426
------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (3,658)            1,007
------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                7,142             5,301
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $ 3,484           $ 6,308
==========================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1996 annual report on Form 10-K

2. The results of operations for the six months ended June 30, 1997 and 1996, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3. During the six months ended June 30, 1997 and 1996, the Company sold land in exchange for notes receivable in the amount of $341,000 and $1,154,000, respectively, of which $341,000 and $327,000, respectively, was deferred.

4. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, NZ Properties, Inc., NZ Development Corporation, NZU Inc. and Great Vacations International Inc., along with five joint ventures in which the Company holds a majority ownership.

5.      Certain amounts have been reclassified for comparative purposes.

6. Earnings per share computations are based on the weighted average number of shares outstanding of 3,313,818 and 3,308,568 in 1997 and 1996 respectively.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from sales of land, single-family and recreational lots, distributions from its joint ventures and other ongoing operations, along with unused borrowing capacity, should be adequate for continuing operations and some investments during the 1997 fiscal year. When construction and marketing begins on the Sedona project, financing from outside sources will be required to fund this project. (See Developments in Item 7 of the Company's 1996 Annual Report on Form 10-K.)

Financing, at the joint venture level, is being utilized to develop single-family lots. These loans are secured by the property involved, along with guarantees from the Company and its partner. At June 30, 1997, there was $1,177,000 borrowed against a $3,850,500 development line of credit. The Company has a $1,000,000 working capital line of credit, which matures April 24, 1998, and is secured by certain real estate holdings. At June 30, 1997 there was $250,000 borrowed against this line.

RESULTS OF OPERATIONS

For the six months ended June 30, 1997, net income was $960,000 (29(cent) per share) compared to $1,388,000 (42(cent) per share) for the same period of 1996. Earnings from property sales were down by about $435,000 for the six month period ended June 30, 1997 as compared to the same period of 1996. The major factor in the decrease in property sales was from the sale of recreational lots; the southern Arizona lot sales program was sold out by the end of 1996. General and administrative expenses increased by about $215,000 during the six months ended June 30, 1997 due to increased personnel, increased consulting services, legal fees and office expenses associated with the increase in personnel.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q


                           PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the six month period ended June 30, 1997, requiring a response to Items 1 through 5.

Item 6. Exhibits and Reports on Form 8-K.
        Exhibits
                    Exhibit 3 Articles of Incorporation of Registrant amended May 16, 1997 and By-laws of Registrant revised May 16, 1997.

                    Exhibit 27       Financial Data Schedule

        (b)   No reports of Form 8-K were filed during the reporting quarter.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Mexico and Arizona Land Company


 s/E.M.Bedewi
--------------------------------------
   E. M. Bedewi,
   Sr. Vice President and Treasurer



 s/R. Randy Stolworthy
--------------------------------------
   R. Randy Stolworthy,
   Executive President and Chief Operating Officer


Date:     July 28, 1997