Form 10-Q
period 1997-09-30
NEW MEXICO & ARIZONA LAND CO
filed 1997-11-07
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1997.

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

         COMMON STOCK, NO PAR VALUE               3,313,818 SHARES
                    Class                 Outstanding at November 5, 1997

NEW MEXICO AND ARIZONA LAND COMPANY AND SUBSIDIARIES                   FORM 10-Q
For the Quarter Ended September 30, 1997

                                                                     Page
                                                                     Number

PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

               Consolidated Statements of Income for the three
               and nine months ended September 30, 1997 and 1996        3

               Consolidated Balance Sheets as of
               September 30, 1997 and December 31, 1996                 4

               Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1997 and 1996            5

               Notes to Consolidated Financial Statements               6

         Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations            7

PART II - OTHER INFORMATION                                             8

SIGNATURES                                                              8

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                Three months ended         Nine months ended
                                                   September 30,             September 30,
(in thousands, except per share data)            1997         1996         1997         1996
---------------------------------------------------------------------------------------------
Revenue:
  Property sales                               $ 4,711     $  3,438     $  8,961     $  8,889
  Property rentals                                 761          763        2,323        2,262
  Investment income                                292          316          895          964
  Other                                             59          173          196          304
---------------------------------------------------------------------------------------------
                                                 5,823        4,690       12,375       12,419
---------------------------------------------------------------------------------------------
Expenses:
  Cost of property sales                         3,138        2,264        5,566        5,458
  Rental property                                  287          252          901          771
  General and administrative                       461          318        1,321          964
  Interest                                         253          226          769          693
  Depreciation, depletion and amortization         123          106          364          340
---------------------------------------------------------------------------------------------
                                                 4,262        3,166        8,921        8,226
---------------------------------------------------------------------------------------------
Income Before Joint Ventures, Minority
   Interests and Income Taxes                    1,561        1,524        3,454        4,193
Gain from joint ventures                             9           --           40            8
Minority interests                                (281)        (255)        (601)        (617)
---------------------------------------------------------------------------------------------
Income Before Income Taxes                       1,289        1,269        2,893        3,584
Income taxes                                       508          507        1,152        1,434
---------------------------------------------------------------------------------------------
Net Income                                     $   781     $    762     $  1,741     $  2,150
=============================================================================================
Earnings per Share of Common Stock(1)          $  0.24     $   0.23     $   0.53     $   0.65
=============================================================================================
Weighted Average Number of Common Shares(1)      3,314        3,309        3,314        3,309
=============================================================================================

See accompanying Notes to Consolidated Financial Statements.

(1) Shares and earnings per share for 1996 have been restated to reflect a 10% stock dividend paid July 18, 1997.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
                                                        UNAUDITED
                                                    SEPTEMBER 30,  December 31,
(in thousands)                                              1997          1996
-------------------------------------------------------------------------------
Assets
   Properties, net                                        $49,284       $47,478
   Receivables, net                                         9,231         9,848
   Cash and cash equivalents                                4,126         7,142
   Other                                                    2,989         1,860
-------------------------------------------------------------------------------
Total assets                                              $65,630       $66,328
===============================================================================

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                      $13,513       $16,036
   Accounts payable and accrued liabilities                 1,913         1,542
   Deferred revenue                                         4,747         5,002
   Deferred income taxes                                    5,453         5,685
-------------------------------------------------------------------------------
Total liabilities                                          25,626        28,265
-------------------------------------------------------------------------------
Minority  interests                                         2,640         2,435
-------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued
   Common stock, no par value; 30,000,000 shares
      authorized; 3,313,818(1) shares issued and
      outstanding at September 30, 1997 and
      December 31, 1996                                    18,102        13,738
   Additional paid-in capital                                 967           967
   Retained earnings                                       18,295        20,923
-------------------------------------------------------------------------------
Total shareholders' equity                                 37,364        35,628
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity                $65,630       $66,328
===============================================================================

See accompanying Notes to Consolidated Financial Statements.

(1) Restated to reflect a 10% stock dividend paid July 18, 1997.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q

---------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30,  (in thousands)           1997        1996
---------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                              $ 1,741     $ 2,150

Deduct: Gain from sale of investment properties            (659)        (75)
Non-cash items included above:
   Depreciation, depletion and amortization                 364         340
   Deferred revenue                                        (769)       (467)
   Deferred income taxes                                   (232)        115
   Gain from joint ventures                                 (40)         (8)
   Minority  interests                                      601         617
Net change in:
   Receivables                                            1,131         (27)
   Properties under development                            (158)     (1,557)
   Other assets                                          (1,122)       (382)
   Accounts payable and accrued liabilities                 366         543
---------------------------------------------------------------------------
Net cash flow from operating activities                   1,223       1,249
---------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to properties                               (4,196)     (5,192)
   Proceeds from sale of properties                       2,843          75
   Distributions to minority  interests partners           (396)       (726)
   Distributions from joint ventures                         33           3
---------------------------------------------------------------------------
Net cash flow from investing activities                  (1,716)     (5,840)
---------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from debt                                       944       6,132
   Payment of debt                                       (3,467)     (1,751)
---------------------------------------------------------------------------
Net cash flow from financing activities                  (2,523)      4,381
---------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     (3,016)       (210)
Cash and cash equivalents at beginning of period          7,142       5,301
---------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 4,126     $ 5,091
===========================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1996 annual report on Form 10-K

2. The results of operations for the nine months ended September 30, 1997 and 1996, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3. During the nine months ended September 30, 1997 and 1996, the Company sold land in exchange for notes receivable in the amount of $707,000 and $1,674,000, respectively, of which $707,000 and $566,000, respectively, was deferred.

4. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, NZ Properties, Inc., NZ Development Corporation, NZU Inc. and Great Vacations International Inc., along with five joint ventures in which the Company holds a majority ownership.

5.   Certain amounts have been reclassified for comparative purposes.

6. Earnings per share computations are based on the weighted average number of shares outstanding of 3,313,818 and 3,308,568 in 1997 and 1996 respectively, which have been restated to reflect a 10% stock dividend paid July 18, 1997.

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

Financing, at the joint venture level, is being utilized to develop single-family lots. These loans are secured by the property involved, along with guarantees from the Company and its partner. At September 30, 1997, there was $547,000 borrowed against a $3,850,500 development line of credit, maturing August 6, 1998, and $276,000 borrowed against a $750,000 development loan, maturing June 5, 1999. The Company has a $1,000,000 working capital line of credit, which matures April 24, 1998, and is secured by certain real estate holdings. At September 30, 1997 there were no borrowings against this line.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1997, net income was $1,741,000 (53(cent) per share) compared to $2,150,000 (65(cent) per share) for the same period of 1996. General and administrative expenses increased by about $357,000 during the nine months ended September 30, 1997 due to costs associated with the addition of management staff employed to support planned growth.

NEW VENTURES

The Board of Directors of New Mexico and Arizona Land Company ("NZ") approved the acquisition of a loan portfolio, totaling approximately $7,980,000, of short-term commercial real estate development loans from R.R. Hensler, Inc., d.
b. a. RRH Financial ("RRH"), along with other miscellaneous assets of RRH. With this acquisition, NZ is entering into the short-term commercial real estate lending business, which will be conducted through its newly-formed subsidiary, Bridge Financial Corporation ("BFC"). This acquisition, valued at approximately $9,970,000, will be financed with the issuance of approximately 531,700 shares of NZ common stock (Rule 144 stock) and about $1,994,000 cash.

Paul Sargent, currently with RRH, has agreed to join Bridge Financial Corporation as President. Mr. Sargent has extensive experience in the mortgage business having originated about $100 million in loan transactions during the five years he was associated with RRH. Prior to forming RRH, he worked with Chase Bank in both Arizona and New York. Over the past decade he has placed loans ranging up to $35,000,000. We are looking forward to this association and the long-term growth of BFC.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q


                           PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the nine month period ended September 30, 1997, requiring a response to Items 1 through 5.

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

New Mexico and Arizona Land Company


 s/E.M.Bedewi
----------------------------
   E. M. Bedewi,
   Sr. Vice President and Treasurer



 s/R. Randy Stolworthy
----------------------------
   R. Randy Stolworthy,
   Executive Vice President and Chief Operating Officer


Date:     November 5, 1997
     -----------------------