Form 10-K
period 1997-12-31
NEW MEXICO & ARIZONA LAND CO
filed 1998-03-30
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
              of 1934, for the Fiscal Year Ended December 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934, for the transition period from ___ to ___
                          Commission File Number 0-497

                       New Mexico and Arizona Land Company
             (Exact name of registrant as specified in its charter)

            Arizona                                   43-0433090
   (State of incorporation)              (I.R.S. Employer Identification No.)

3033 North 44th Street, Suite 270, Phoenix, Arizona             85018
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1998 was approximately $18,068,000 based upon the closing price on the American Stock Exchange of $13.125 per share on such date. For purposes of this disclosure, shares held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of the Registrant's Common Stock outstanding as of March 3, 1998 was 3,847,982 shares.

Documents Incorporated by Reference: Part III of the Form 10-K incorporates by reference certain portions of the registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders.

                                     PART I

ITEM 1:  BUSINESS

BUSINESS OVERVIEW

         New Mexico and Arizona Land Company (the "Company" or "NZ") was organized in 1908 as an Arizona corporation. The Company has 25 full-time employees and conducts business in Arizona, Colorado, New Mexico, and Oklahoma. The Company has five wholly-owned subsidiaries: NZ Development Corporation, NZ Properties, Inc., NZU Inc., Bridge Financial Corporation and Great Vacations International, Inc. The Company owns various urban and rural real estate properties as well as extensive mineral rights. In 1997, the Company entered the specialty real estate lending business.

         This document may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in such forward-looking statements. See "Significant Activities" in this Item 1 - "Business", and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of important factors that could cause actual results to differ from the forward-looking statements.

SIGNIFICANT ACTIVITIES

         REAL ESTATE

         ARIZONA. In 1995, the Company, through a wholly-owned limited liability company, entered into a partnership (the "Partnership") to purchase 132 undeveloped acres located near Sedona, Arizona (the "Sedona Project"). Development plans include an 18-hole golf course and 300 two-bedroom timeshare units. Architectural design, engineering work, and construction plans are complete. Construction drawings for the golf course have been finalized, including engineering of the irrigation and water distribution system. The revised master plan of the Sedona Project has been approved by planning and zoning authorities of Yavapai County. The Company has a 93% ownership interest in the partnership and is the managing partner. The Company initially had a 90% ownership interest and was not the managing partner, but assumed management control during 1996 pursuant to the terms of the partnership agreement. The Company's ownership percentage has increased due to the Company continuing to fund development costs for the Sedona Project, while the Company's partner has not made its pro-rata contribution for such costs. In 1996, a dispute arose between the Company and its partner concerning certain aspects of the Partnership and the Sedona Project. In 1997, the Company's partner filed a lawsuit with respect to the prior disagreements regarding the partner's performance and "earn-up" potential in the project. See Item 3 - "Legal Proceedings" for more information regarding the lawsuit. This dispute and litigation slowed the pace of the Sedona Project and eventually caused active development to be temporarily suspended in late 1997.

          In conjunction with the Sedona Project, the Company formed a wholly-owned subsidiary, Great Vacations International, Inc., to market the timeshare units. Great Vacations International, Inc. is presently dormant pending the outcome of the dispute between the Company and its partner and the resumption of active development work. The Company continues to evaluate development and marketing strategies for the entire Sedona Project, including finding a joint venture partner which could add value by providing development capital and expertise in the timeshare industry.

         In 1996, NZ purchased a parcel of land, totaling 635 acres, located near Cottonwood, Arizona, which is zoned for the development of residential lots. This property is currently in escrow to be sold.

          The Company has recreational land sales programs in which land is sold primarily in 40-acre parcels. The southern Arizona program sold 2,065 acres from 1993 through 1996. All of this land was sold by December 31, 1996. The northeastern Arizona program was initiated in 1980 and over the last 16 years has sold some 77,000 acres of NZ's rural land. As of December 31, 1997, this program had approximately 2,180 acres remaining in inventory to be sold. All the parcels in both programs are or were typically sold on installment contracts, with 10 to 20% down payments with the balance of the contract carried over 15 years.

         The Company still owns over 150,000 acres of rural land located in northeastern Arizona and New Mexico which were derived from 19th century railroad land grants. The Company is currently evaluating whether a 40-acre parcel sales program or bulk sales opportunities will provide the greatest value to shareholders over the long term.

         COLORADO. In 1996, NZ purchased an approximate 10,000 acre ranch located in Fremont County, Colorado. This property contains a sizeable uranium deposit, which is discussed further under "Minerals". This property is suitable for subdivision into recreational lots, among other uses. The surface rights on this property are listed for sale. A contract for the sale of approximately 2,800 such acres is currently being negotiated.

         NEW MEXICO. The Company owns a 75% interest in two joint ventures located in Albuquerque, New Mexico. One of the joint ventures, Brown/NZD (Development) Joint Venture ("7-Bar") develops and sells residential lots to home builders. In 1997 and 1996, 117 and 145 lots were sold respectively by the joint venture. The joint venture had 99 finished lots in inventory as of December 31, 1997. All of those lots are under contract to local builders. The Venture has about 238 lots remaining to be developed.

         The other joint venture, Brown/NZ (Investment) Joint Venture, holds approximately 8 acres that will be developed into lots.

         During 1997, the Company sold its 75% interest in a third joint-venture, Manzano Mesa Limited Partnership ("MMLP"). MMLP develops and sells residential lots to home builders. The Company sold its interest because the project was not meeting the Company's performance expectations. The venture interest was sold for a pre-tax gain of $257,000.

         Also in New Mexico, NZ owns and operates four apartment complexes, totaling 342 units, located in four New Mexico communities. These units have federally-subsidized rent contracts designed for the elderly or handicapped. They maintain essentially full occupancy. These apartments are currently listed for sale and as of March 10, 1998 a contract is being negotiated with a potential purchaser of the apartment complexes.

         TEXAS. In 1995, the Company purchased a majority interest in a limited liability company, Texas Elm Fork Land Co., L.C. ("Elm Fork"), that had a 20 year lease with the University of Dallas (the "University") on 160 acres in Irving, Texas. Although the University had represented ownership of the entire parcel, they did not own a key 3 acre parcel bisecting the property. To protect its interests, Elm Fork commenced litigation against the University in 1996. In 1997 Elm Fork was compensated for its damages and recovered its investment in a confidential out-of court settlement with the University.

         MINERALS

         NZ owns over one million acres of mineral rights in Arizona and New Mexico which originated, like the rural lands, from 19th century railroad land grants. The Company also owns mineral rights in Colorado and Oklahoma, including a royalty interest in a dozen producing oil and gas wells.

          In New Mexico, NZU, Inc. ("NZU"), a wholly-owned subsidiary, owns the mineral rights to two delineated deposits of uranium, the Crownpoint and Crown Mesa deposits. The Crownpoint deposit is leased to a uranium production company. The lease provides for NZU to receive a production royalty payment of 10% of gross revenues, or product in-kind, at NZU's discretion. Production from this deposit is not expected for several years regardless of market conditions. Under current market conditions, production is not presently economically feasible.

         NZU is also working on access, design, and permitting issues associated with development of a solution mine on the Crown Mesa deposit. The permitting process could take several years once baseline data is complete. Under current market conditions, production is not presently economically feasible.

         In 1996, the Company acquired an approximate 10,000 acre ranch located in Fremont County, Colorado that contains a sizeable and well defined uranium deposit known as the Hansen Orebody. NZU is researching various mining strategies to mine the Hansen deposit. Under current market conditions, production is not presently economically feasible

         In addition, the Company previously identified a large deposit of industrial grade limestone on its fee lands in New Mexico. The Company has leased this land to an operator who may mine the limestone. In addition to annual rental payments, the lease provides for royalty payments should this limestone ever be mined. During 1997 the lessee produced a small test batch. The results of the test are not yet known.

         Revenue received from all of the Company's mineral activities does not constitute a material portion of the Company's consolidated revenue.

         SPECIALTY REAL ESTATE LENDING

         In 1997, the Company formed a new wholly-owned subsidiary, Bridge Financial Corporation ("Bridge" or "BFC"), which acquired a portfolio of commercial real estate loans from RRH Financial ("RRH"). Through BFC, the Company participates in the commercial real estate lending business by providing short-term gap and participating loans to qualified borrowers who provide suitable real estate projects as collateral. (See Item 7 - "Management's Discussion and Analysis - New Business Activity and Change of Principal Business Emphasis").

         Bridge acquired from RRH a portfolio of loans under management valued at $24.6 million of which $16.6 million was participated with other lenders. The remaining non-participated balance of $7.6 million(net of undisbursed loan proceeds of $.4 million)was the amount recorded by the Company and included, together with new loans, in "Commercial real estate loans, net" in the accompanying consolidated balance sheet of the Company at December 31, 1997 (See
Item 8 - "Financial Statements and Supplementary Data"). At year-end the Company transferred substantially all loans receivable secured by real estate on its books to BFC. This was done to concentrate all significant lending operations in BFC. This transfer, together with new loan originations, provided Bridge with a 1997 year-end portfolio under management of approximately $34.0 million, of which $17.8 million was participated and $15.3 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million) is included in "Commercial real estate loans, net" in the Company's 1997 year-end consolidated balance sheet. As of March 19,1998, Bridge has a loan portfolio under management of $52.5 million, of which $31.7 million is participated and $19.9 million(net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million) is recorded in the Company's books.

ITEM 2:  PROPERTIES

         The following are schedules of properties owned by the Company at December 31, 1997:


                                                                                                   Year
                                                                                                 acquired/      Encumbrance
Location                         Description                                                     developed     (in thousands)
-----------------------------------------------------------------------------------------------------------------------------
RENTAL PROPERTIES
ARIZONA
Tempe                           12th Place Building
                                     37,908-square foot building
                                     on 2.7 acres                                                    1983       $   788
Tempe                           Grove Commons Industrial Park
                                     113,730 square foot building
                                     on 7.13 acres (partially completed)                        1997-1998          --
NEW MEXICO
Albuquerque                     Brentwood Gardens Apartments(6)
                                     122-unit complex on 7.5 acres                                   1985         2,865
                                Airpark Building(1)(7)
                                     40,000-square foot office
                                     building on 2.5 acres                                      1985-1986          --
Farmington                      Apple Ridge Apartments(6)
                                     80-unit complex on 5.7 acres                                    1985         1,894
Las Cruces                      Montana Meadows Apartments(6)
                                     80-unit complex on 6.1 acres                                    1985         1,797
Roswell                         Wildewood Apartments(6)
                                     60-unit complex on 4.3 acres                                    1985         1,295

PROPERTIES UNDER DEVELOPMENT
ARIZONA
Sedona                          Rancho del Oro Development Joint Venture(2)(4)(5)
                                     Timeshare/golf course development
                                     (Seven Canyons of Sedona)planned for
                                     300 timeshare units and an 18-hole
                                     golf course. Design, engineering and
                                     construction plans are complete.
                                     Golf course construction drawings are
                                     finalized. Entitlements have been
                                     perfected with Yavapai County.                             1995-2008          --

NEW MEXICO
Albuquerque                          Brown/NZD (Development) Joint Venture(3) Residential
                                     lot development (Seven Bar North) 903 lots planned,
                                     238 lots remain to be developed. At year end there
                                     were 99 finished lots in inventory, all
                                     of which were under contract.                              1995-1999          $735

(1) The property is owned by a general partnership of which the Company owns
    50%.

(2) The property is owned by a general partnership of which the Company owns
    93%.

(3) The property is owned by a general partnership of which the Company owns
    75%.

(4) See Item 3 - "Legal Proceedings" for more information.

(5) Includes 4.6 acres owned by the Company outside of the partnership.

(6) This property is for sale. As of March 25,1998 a contract is being negotiated with a possible buyer.

(7) This property is in escrow to be sold.

                                                                                  Year                       Encumbrance
Location                          Description                                   acquired         Acres      (in thousands)
--------------------------------------------------------------------------------------------------------------------------
UNDEVELOPED URBAN PROPERTIES
ARIZONA
Gilbert                           Cooper and Warner Roads                         1986           11.95         $   332
Mesa                              Greenfield Road and Dorsey Lane                 1989           56.74            --
Chandler                          Ray and McClintock Roads                        1986           14.66              51
Scottsdale                        Carefree Highway and 104th Street(2)            1995          107.91             419
Green Valley                      Continental and Frontage Roads                  1986            6.50            --
Cottonwood                        Near Cottonwood Airport(2)                      1996          635.00           2,287
Flagstaff                         Zuni and Walapai Streets(2)                     1981           10.00            --

NEW MEXICO
Albuquerque                       Menaul and Broadway Roads                       1986           17.70            --
Albuquerque                       Spain Road and Juan Tabo Blvd.(2)               1985            5.89            --
Albuquerque                       Seven Bar Loop and Ellison Roads(1)             1993            7.90            --
Las Cruces                        Mesilla Hills                                   1990          309.96            --

(1) Owned by a general partnership of which the Company owns 75%.

(2) This property is in escrow to be sold.

RURAL AND MINERAL PROPERTIES

                                                      Acres
                                                 ---------------
                                                                               Encumbrance
County                State                   Surface       Mineral          (in thousands)
-------------------------------------------------------------------------------------------
Apache                Arizona                  75,688       146,600             $  --
Coconino              Arizona                                21,191                --
Mohave                Arizona                                46,602                --
Navajo                Arizona                  80,467       474,966                --
Catron                New Mexico                             11,346                --
Cibola                New Mexico                5,312       225,185                --
McKinley              New Mexico                  160       117,238                  40
San Juan              New Mexico                              5,040                --
Socorro               New Mexico                              2,399                --
Valencia              New Mexico                             43,285                --
Fremont               Colorado                  9,889(1)      4,565                --
Various               Oklahoma                                  337                --

(1) A contract for the sale of approximately 2,800 acres of this property is being negotiated.

         The Company is lessor on grazing and mineral leases covering approximately 158,000 and 6,060 acres, respectively, and owns working interests in various oil and gas joint ventures located in New Mexico, acquired from 1986 through 1988.

         The Company's executive offices occupy approximately 3,340 square feet in an office building in Phoenix, Arizona pursuant to a lease agreement with an initial term expiring in March, 2000.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, it is the opinion of management that their outcome will not have a material adverse effect on the financial condition of the Company.

         In addition to routine legal matters, the Company is involved in a lawsuit concerning the Sedona Project. Sedona Creekside No. 2, L.L.C. ("SC 2"), the Company's minority partner in the Sedona Project, was named, together with certain of its affiliates and principals, as a defendant in a lawsuit filed in the Superior Court of Maricopa County, Arizona on June 16,1997 by Richard T. Sonberg, et al., to whom SC 2 and certain of its principals and or affiliates were allegedly indebted. Sonberg seeks, among other relief, to foreclose on a collateral assignment of SC 2's partnership interest in Rancho del Oro Development Joint Venture ("RDO"), which was allegedly given by SC 2 as security for the debt. RDO is the partnership through which the Company, by its subsidiary NZ Development II, L.L.C. ("NZD II"), is developing the Sedona Project. The Company was given permission to intervene as a defendant in this lawsuit in order to attempt to prevent the foreclosure of the assignment, because the terms of the RDO partnership agreement expressly prohibit such assignments and the Company did not want to be forced to accept a new partner.

         On November 10, 1997, SC 2 filed a crossclaim against the Company, and added as crossdefendants certain directors and an officer of the Company. The crossclaim relates to a dispute between the Company and SC 2 concerning the prior removal of SC 2 as managing partner of RDO. The crossclaim against the Company and the individuals includes counts for breach of contract, an accounting, declaratory judgment, and injunction. The Company and the individual defendants have filed a countercrossclaim against SC2, including counts for breach of contract, breach of fiduciary duty, fraud, violation of Arizona RICO, declaratory judgment, and injunction. The Company believes that the claims in the lawsuit against the Company and the individual defendants are without merit and the Company intends to vigorously defend against the allegations made and to vigorously pursue the countercrossclaim.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There were 3,847,982 shares of the Company's no par value common stock ("Common Stock") issued and outstanding at December 31, 1997. The Common Stock is traded on the American Stock Exchange under the symbol "NZ". Shareholders of record at February 3, 1998, totaled 801. The Board of Directors declared a 10% stock dividend on May 16, 1997 and on May 20, 1996, with payments made on July 18, 1997 and July 18, 1996, respectively.

         The Company has authority to issue up to 10,000,000 shares of serial preferred stock. At December 31, 1997, no preferred shares were issued.

         The following table sets forth, for the periods indicated, the high and low closing price of Common Stock as reported by the American Stock Exchange.

THE MARKET PRICE RANGE BY QUARTER:

--------------------------------------------------------------------------
                              1997                      1996
                        HIGH        LOW           High         Low
--------------------------------------------------------------------------
   1st quarter        $15 5/8     $10 1/4        $18          $11 5/8
   2nd quarter         14 3/4      11 15/16       16 1/2       12 1/2
   3rd quarter         17 5/8      13 1/4         14           11 1/2
   4th quarter         16 1/2      13 7/8         13 3/4       11


ITEM 6:  SELECTED FINANCIAL DATA

Years ended December 31,
(in thousands, except per share, shareholder, and employee data)


                                     1997             1996            1995             1994            1993
-----------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Gross revenue from
 operations                        $16,904          $23,660         $22,062          $21,440         $10,337
Net income                           2,340            4,846           5,500            3,936           1,282
Income per share(1)
     Basic                            0.69             1.46            1.67             1.19            0.39
     Diluted                          0.69             1.46            1.67             1.19            0.39

SUMMARY OF FINANCIAL POSITION:
Total assets                       $69,511         $66,328         $57,682          $52,307         $46,622
Notes payable and lines
 of credit                          12,503           16,036          14,080           14,546          15,268
Shareholders' equity                43,466           35,628          30,721           25,127          21,153

OTHER SUPPLEMENTAL INFORMATION:
Weighted average number of
 common shares outstanding(1)
     Basic                           3,394            3,309           3,302            3,302           3,302

     Diluted                         3,394            3,309           3,302            3,302           3,302
Number of shareholders
 of record                             805              847             887              925             970
Number of full time employees           25               24              21               19              19


(1) Prior years restated to reflect a 10% stock dividend paid July 18, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW BUSINESS ACTIVITY AND CHANGE OF PRINCIPAL BUSINESS EMPHASIS

         In 1997, the Company formed a new wholly-owned subsidiary, Bridge Financial Corporation ("Bridge" or "BFC"), which acquired a portfolio of commercial real estate loans from RRH Financial ("RRH"). Through BFC, the Company participates in the commercial real estate lending business by providing short-term gap and participating loans to qualified borrowers who provide suitable real estate projects as collateral.

         Bridge acquired from RRH a portfolio of loans under management valued at $24.6 million, of which $16.6 million was participated with other lenders. The remaining non-participated balance of $7.6 million(net of undisbursed loan proceeds of $.4 million) was the amount recorded by the Company and included, together with new loans, in "Commercial real estate loans, net" in the accompanying consolidated 1997 balance sheet of the Company. At year-end 1997, the Company transferred substantially all loans receivable secured by real estate on its books to BFC. This was done to concentrate all significant lending in BFC. This transfer, together with new loan originations, provided Bridge with a 1997 year-end loan portfolio under management of approximately $34.0 million, of which $17.8 million was participated and $15.3 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million) is included in "Commercial real estate loans, net" in the Company's 1997 year-end consolidated balance sheet. As of March 19,1998, Bridge has a loan portfolio under management of $52.5 million, of which $31.7 million is participated and $19.9 million(net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million) is recorded in the Company's books.

         Real estate lending as a principal business focus marks a new direction for the Company. Historically, the Company has been a real estate lender to some extent, but that lending was incidental to and in conjunction with the Company's real estate development and sales business. The Company's management believes, however, that an under-served niche exists in the real estate lending industry which merits the devotion of substantial Company resources. This niche, on which Bridge will focus, consists of successful small to medium sized developers and others in the real estate business with a need to borrow $500,000 to $5,000,000 on a short-term basis, secured by a low-ratio mortgage (typically a mortgage loan which is 65% or less than the value of the property mortgaged) on commercial real estate. By providing a quick, responsive service management believes that BFC will be able to earn a premium return on loans it extends to these borrowers while maintaining a low-to-moderate risk profile. The key reasons management believes it will be able provide a superior level of service and to be successful in this niche are that over time management expects the Company to be able to secure lower cost and more consistent capital sources than other, smaller lenders that operate in this segment of the lending industry, and management expects to be able to maintain lower levels of general and administrative expense compared to other larger competitors.

         Management expects the lending business to provide more stable earnings patterns for the Company when compared to the Company's historical pattern. This is because the earnings pattern in the real estate development and sales industry is very dependent upon the occurrence of large and sometimes isolated transactions, which are not readily predictable. Furthermore, an increase in real estate assets does not necessarily translate into a concurrent increase in revenue or earnings; such increases are often deferred until the asset is liquidated. The lending business is, on the other hand, more likely to have a predictable stream of interest income from a portfolio of assets. The assets begin to contribute to earnings immediately upon acquisition; consequently loan portfolio growth has a direct and immediate impact on earnings.

         It is management's intention to shift the Company's principal business focus away from real estate development and sales and toward commercial real estate lending. Most of the Company's real estate assets are either in escrow or are being actively marketed for sale. (See Item 2 - "Properties"). A large number of these sales are expected to close within the next 12 to 18 months, creating cash for re-investment. As these assets are sold, management intends to invest the proceeds principally in the real estate lending business. However, since for Federal income tax purposes the Company has a very low basis in many of its properties, management may opt to defer payment of income tax upon the sale of such properties by exchanging the property for other income or development property. The apportionment of the proceeds from sale of property between investment in BFC and investment in other real estate will be determined case by case, based primarily on the amount of income tax liability and the Company's cash needs, considered together with other business factors.

         The formation of BFC and the acquisition of a loan portfolio from RRH occurred late in the 1997 fiscal year. Consequently, the contribution of BFC to the earnings of the Company for 1997 are not material. Management believes that the contribution to be made by BFC to the Company's results of operations in future time periods will be material. Because of the anticipated increasing materiality of the BFC activity, management believes that the results of operations and other financial information presented for 1997 and prior years may not be indicative of the operating results for years subsequent to 1997.


RESULTS OF OPERATIONS
         The following table summarizes the Company's revenues and earnings for the indicated periods:

Fiscal Years Ended December 31:
(in thousands, except share data)            1997          1996           1995
                                           -------       -------        -------
Revenue                                    $16,904       $23,660        $22,062
Earnings per share of common stock(1)
        Basic                              $  0.69       $  1.46        $  1.67
        Diluted                            $  0.69       $  1.46        $  1.67

(1)  Prior years restated to reflect a 10% stock dividend paid July 18, 1997.

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

         Earnings decreased in 1997 by approximately 52%, from $4,846,000 in 1996 to $2,340,000 in 1997. The major reason for the decrease in earnings was the decrease in sales of real estate in fourth quarter 1997 compared to fourth quarter 1996. The presence of one large transaction which occurred in fourth quarter 1996, with no comparable transaction in 1997, accounted for approximately 90% of the decline in earnings and revenue.

         Rental properties continued to produce steady gross profits and cash flows of just under $2,000,000 per year in 1997. The majority of the rental property cash flow is from the four federally-subsidized apartment complexes that NZ owns. The subsidy contracts are scheduled to expire; one during fourth quarter 1998 and the other three in the first half of 1999. The Company believes that these contracts will be renewed, but that the level of subsidy is likely be lower than under the current contracts. The Company does not believe that the expected lower subsidy level will have a significant effect on the Company with respect to its apartment complex located in Albuquerque; however, the lower subsidy level could be significant with respect to the Company's apartment complexes located in other areas of New Mexico. The Company is unable to determine the precise effect of the renewal rates until certain regulations are finally promulgated by the Secretary of Housing and Urban Development ("HUD"). All four apartment complexes are currently listed for sale and as of March 10, 1998 a contract is being negotiated.

         The 1997 increase in general and administrative expense of $252,000, or approximately 14%, is due primarily to an increase in personnel costs and other costs related to the restructuring of the Company's business activity and personnel to accommodate the integration of Bridge Financial Corporation into the Company's operations.

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

         Although property sales generated about $1,600,000 more in gross profit in 1996 than in 1995, earnings decreased in 1996 by about 12%, from $5,500,000 in 1995 to $4,846,000 in 1996. The major reason for the decrease in income was the sale of a note receivable and the sale of a joint venture property that produced over $2,700,000 in before-tax income in 1995.

         Rental properties continued to produce steady gross profits and cash flows of about $2,000,000 for the 1996 fiscal year. The majority of the cash flow was from the four federally-subsidized apartment complexes that NZ owns. The subsidy contracts are scheduled to expire, one at the end of 1998 and the other three in 1999. As of the end of the 1996 fiscal year it was not possible to determine whether HUD would renew these contracts. If HUD does not renew the contracts when they expire, the Company may have to adjust its rental rates. The Company does not believe that this would have an adverse effect on the Company with respect to its apartment complex located in Albuquerque; however, the lack of federal subsidies in the rural areas of New Mexico could have an adverse effect on the Company.

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

         Cash on hand at December 31, 1996 was $7,100,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital needs have typically been for real estate development projects and to fund working capital. The sources of these funds have been internally generated cash from property sales and rental operations, lines of credit and joint venture financing. Historically, these sources have been sufficient to meet the Company's needs for cash.

         The real estate lending business will require large amounts of capital in order for the Company to be an effective competitor in the market. Management estimates that during the 1998 fiscal year, approximately $80 million of principal will be required to fund anticipated loan volume. In addition, the Company will require cash for working capital, for continuing development work on existing real estate projects and for projects that may be acquired through tax-deferred exchanges. (See "New Business Activity and Change of Principal Business Emphasis", above.)

         The Company expects to generate a substantial amount of cash from the sale of real estate over the next 12 to 18 months. This cash will be re-deployed into the lending or development business. Cash will also be generated from principal repayments on maturing loans in the Company's existing loan portfolio. In addition, the Company now uses and intends to continue to use participants or other joint funding sources on certain real estate loans.

         The Company currently has a $3 million unsecured revolving line of credit from a commercial bank, which can be used for general corporate purposes. The line bears interest at the prime rate and expires in December, 1998. At December 31, 1997 the entire line was undrawn and available. As of February 27, 1998 the line had an outstanding balance of $2 million. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of current assets to current liabilities; a specified minimum excess of current assets over current liabilities; and a specified maximum ratio of total liabilities to tangible net worth. At December 31, 1997 the Company was in compliance with these financial covenants. Negotiations are underway with the bank to increase the size of the line to $10 million, of which $3 million would likely continue to be unsecured. The balance would be secured by certain real estate and loan assets of the Company.

         The same commercial bank has made a construction loan to the Company to finance development of the Grove Commons project. The construction loan is for a one year term expiring December 31, 1998, and bears interest at the prime rate. As of December 31, 1997 the loan had a zero balance. As of February 27, 1998 the loan had an outstanding balance of $513,000. From a different commercial bank, one of the Albuquerque joint ventures has loan facilities to be utilized for lot development. At December 31, 1997 the aggregate outstanding balance under these loan facilities was $735,000. As of February 27, 1998, there was $524,000 borrowed against these lines of credit.

         The Company also has $1,000,000 revolving line of credit from a commercial bank which is secured by certain real estate. The line bears interest at the prime rate and is scheduled to expire on April 1,1998. The Company does not intend to renew this line of credit. At December 31, 1997 there was no amount outstanding on this line.

         In addition to bank lines, the Company is engaged in preliminary discussions with a large non-bank commercial lender to provide a warehouse line of credit and/or joint funding arrangement, either or both of which would be available to finance the Company's real estate lending activities. Discussions have not proceeded far enough to characterize any likely loan agreement, other than to say that it will probably be a secured revolving facility. The Company expects to negotiate other similar credit facilities during the 1998 fiscal year. The proceeds of any such facilities would be used to fund the Company's real estate lending business.

         The Company also intends to seek qualified joint venture partners to finance large real estate development projects. The use of joint venture partners provides a source of development capital, mitigates the Company's risk by sharing it with another party, and gives the Company access to expertise that it might not otherwise have for particular projects.

         The principal outcomes of the Company's discussions with potential lenders will be to determine how rapidly the Company will be able to grow its new commercial real estate lending business. The terms of any new financing arrangement will likely have a material effect upon the Company's margins in its lending business. If the Company is not successful in negotiating such financing, the principal effect will be a modest growth in the Company's lending business, with the pace of growth in the near term being determined at least in significant part by the timing of the Company's sales of existing real estate assets.

INFLATION, DEFLATION, AND CHANGING PRICES

         The results of operations may be affected by inflation, deflation, and changing prices. Price changes and market trends in real estate, rental rates, interest rates, oil, gas, and uranium could have significant effects on the Company's operations. While the Company does not believe such items have had a material effect on 1997 operations and knows of no conditions which would cause the Company to believe that such items could have a material effect on 1998 results, changes in prevailing interest rates and real estate values could have a significant effect on BFC's real estate lending business.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock-Based Compensation" allows companies to elect to account for stock-based compensation plans using a method based upon fair value or continuing to measure compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Companies electing to continue to use the intrinsic value method must make pro-forma disclosures in calendar 1997 of net earnings per share as if the fair value method had been used. The Company will continue to use the intrinsic value method prescribed by APB 25; therefore SFAS 123 will have no effect on the Company's results of operations or financial position.

         In February, 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which specifies the computation, presentation, and disclosure of earnings per share for entities with publicly-held common stock. This statement is effective for the Company for the calendar year 1997. This standard requires the presentation of basic and diluted earnings per share.

         In February, 1997 the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure" to consolidate existing disclosure requirements. This statement is effective for the Company for the calendar year 1997. This statement contains no change in disclosure requirements for the Company.

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY

         The FASB has issued new pronouncements that have not yet been adopted by the Company.

         In June, 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard will be effective for the Company for the year ending December 31, 1998. Based on the current financial structure and operations of the Company, SFAS No. 130 is not expected to have a significant impact on the Company's consolidated financial statements.

         In June, 1997 the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," to establish standards for reporting about operating segments in annual financial statements, selected information in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the year ending December 31, 1998, may require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         Certain information presented in this Report includes "forward-looking statements" within the meaning of Federal securities laws. Forward looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth below, which may have an effect on the Company's future results and financial condition.

         REAL ESTATE MARKET. The Company will continue to be linked to the fortunes of the real estate market. A downturn in that market could adversely affect the Company's performance. The Company is expecting to generate significant amounts of cash and earnings over the next 12 to 18 months through the sale of several real estate assets. While the real estate markets are generally healthy in the areas where the Company currently owns real estate, there is no assurance that the markets will continue to be favorable over the disposition period of these assets. A downturn in the real estate market could have an adverse impact on the Company's ability to sell its real estate assets at a profit or at all, and an adverse impact on the Company's ability to attract joint venture funding for any future development projects, including the Sedona Project. If that were to happen the Company's growth, particularly the growth of BFC, could be restrained due to a lack of capital. In addition, a downturn in the real estate market could have an effect on the Company's real estate lending business. If BFC finds it necessary to foreclose on properties after a default by a borrower, it is possible that the Company would not, in the short term, be able to recover its entire investment in the loan. Also, in the past, downturns in the real estate market have resulted in a higher rate of foreclosures generally.

         INTEREST RATE FLUCTUATIONS. Changes in interest rates can have a variety of effects on the Company's commercial real estate lending business. In particular, changes in interest rates affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, and the amount of gain or loss on the sale of loans.

         During periods of declining interest rates, the Company typically experiences an increase in demand for loan originations because of increased commercial real estate development activity.

         The Company intends generally to hold loans that it funds in its loan portfolio, although it may sell participations in its loans to pension funds and other institutional investors. The Company's net interest income is the difference between the interest income it earns on loans held in its portfolio (generally based on long-term interest rates) and the interest it pays on its borrowings (generally based on short-term interest rates). To the extent short-term interest rates are lower than long-term interest rates, the Company earns net interest income from the difference, or the spread, during the time the mortgage loans are held by the Company. To the extent this spread narrows, the Company's results of operations could be adversely affected. In addition, the Company's net interest income will be affected by borrowing costs other than interest expense associated with its borrowings.

         DELINQUENCY, FORECLOSURE AND OTHER CREDIT RISKS; LIABILITIES UNDER REPRESENTATIONS AND WARRANTIES. Economic downturns can have a negative impact on a real estate lender's profitability as the frequency of loan defaults tend to increase. From the time that the Company funds the loans it originates, to the time the loan is repaid (or is earlier sold by the Company), the Company is generally at risk for any loan defaults. Once the Company sells the loans it originates (or sells participations in such loans), the risk of loss from loan defaults and foreclosures passes to the purchaser of the loans. However, in the ordinary course of business, the Company makes certain representations and warranties to the purchasers of loans and to loan participants. These representations and warranties generally relate to the origination and servicing of loans. If a loan defaults and there has been a breach of these representations or warranties, the Company becomes liable for the unpaid principal and interest on the defaulted loan. In such a case, the Company may be required to repurchase the loan (or the loan participation) and bear any subsequent loss on the loan.

         LOAN PARTICIPATIONS. Bridge Financial Corporation occasionally retains only a portion of originated loans in its own portfolio and works with a participating lender to place the other portion of the loans in the portfolio of the participating lender. Most of the participations have been with pension funds who manage significantly larger funds than BFC. The participants typically take a position senior to the Company's position with respect to payment of the principal portion of the loans. The participants also typically receive the same interest income and points as does BFC. BFC normally receives an origination fee and a servicing fee on the participant's portion of the loan. Generally, by participating loans BFC is able to originate larger loans than it would normally originate without participants, but results in the Company assuming a subordinate position with respect to repayment of principal in relation to the position of the loan participant.

         Loan participants and prospective loan participants may change their criteria for participating in loans, they may choose to not participate at all and they may decide to compete with the Company in certain markets. To the extent that loan participants and prospective loan participants may change the way in which they have participated in loans, the Company may be unable to originate the size of loans it now plans and growth may be slowed.

         AVAILABILITY OF FUNDING SOURCES. The Company will require substantial capital resources to grow its commercial real estate lending business. The amount of financing available to the Company during the next 6 to 18 months will have a material effect upon how rapidly the Company will be able to increase its lending activities.

         The Company is currently negotiating with certain lenders to provide a $25 million revolving warehouse facility. While the Company expects to be able to obtain financing as its lending arrangements mature, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is not successful in arranging new financing, it may have to curtail its loan origination activities.

         CONCENTRATION OF BUSINESS. A significant portion of the Company's commercial lending business is conducted in Arizona. At December 31, 1997, all of the Company's outstanding loans were secured by commercial properties located in Arizona. Given the concentration of the Company's business in Arizona, there can be no assurance that the Company's results of operations would not be adversely affected to the extent Arizona experiences a period of slow or negative economic growth which results in decreased commercial loan originations and/or an increase in loan delinquencies and defaults.

         COMPETITION. The commercial real estate lending business is highly competitive. The Company competes with other non-bank lenders, commercial banks, savings associations, credit unions and other financial institutions in every aspect of its lending business, including funding loans and acquiring origination capabilities. The Company competes with financial institutions that have substantially greater financial resources, greater operating efficiencies and longer operating histories than the Company. To the extent that market pricing becomes more aggressive, the Company may be unable to achieve its planned level of originations.

         ABILITY TO ENTER NEW MARKETS. The ability of the Company to make the transition to the lending business and to grow that business depends to a significant degree upon management's ability to originate loans in new markets in the Southwestern United States. This type of market expansion will require, among other tasks, hiring capable and experienced people, marketing to new markets, additional underwriting procedures for new markets, determining whether to open new offices or service the loans from the central Phoenix office, and holding down overhead to keep the new markets cost effective. Failure to adequately perform any or all of these tasks effectively could significantly impair the Company's ability to expand into new markets, and could materially and adversely effect the Company's business, financial condition and results of operations.

         CONTROL OF COSTS. Cost control is always an important element in achieving profitable operations and is especially important during significant expansions of operations, such as the Company's expansion into its new commercial real estate lending line of business. Management believes that a major factor that will allow the Company to effectively compete with larger financial institutions in the Southwestern United States is its ability to originate loans at lower overall costs than many of its competitors. The principal cost categories that must be closely managed are: (1) capital cost and
(2) overhead cost. The ability of management to control these costs is critical to achieving profitability as it expands into new markets.

         DEPENDENCE ON KEY INDIVIDUAL. R. Randy Stolworthy has been the chief architect of the Company's transition from a real estate business to a lending business. The Company has no employment agreement with Mr. Stolworthy. If the Company were to lose Mr. Stolworthy's services for any reason, significant time and money would be expended to try to identify, recruit and employ replacement personnel to continue the transition, with no guarantees that such a person could be found.

         YEAR 2000. The Company has developed an internal plan to address the Year 2000 issue and management believes that the Company is Year 2000 compliant. The Year 2000 problem is the result of computer programs being written in code which uses two digits rather than four digits to identify the applicable year. The Company's total cost of becoming compliant was insignificant. Because the Company's business operations and related business routines are generally dependent upon date-specific information, the Company may experience operational interruptions due to Year 2000 issues if its customers and suppliers are not Year 2000 compliant. The Company is in the process of communicating with its significant suppliers and customers to determine the extent to which the Company may be adversely impacted by those third parties' Year 2000 issues.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
New Mexico and Arizona Land Company:

       We have audited the accompanying consolidated balance sheets of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP
Phoenix, Arizona
February 20, 1998

New Mexico and Arizona Land Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,
(in thousands)                                                                                        1997                 1996
----------------------------------------------------------------------------------------------------------------------------------
Assets
   Properties, net                                                                                   $46,853             $47,478
   Commercial real estate loans, net                                                                  15,287               9,648
   Receivables, net                                                                                       93                 200
   Investments in joint ventures                                                                         411                 416
   Cash and cash equivalents                                                                           6,016               7,142
   Other                                                                                                 851               1,444
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                         $69,511             $66,328
==================================================================================================================================

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                                                                 $12,503             $16,036
   Accounts payable and accrued liabilities                                                            1,646               1,542
   Deferred revenue                                                                                    4,742               5,002
   Deferred income taxes                                                                               5,361               5,685
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                                  24,252              28,265
----------------------------------------------------------------------------------------------------------------------------------
Non-controlling interests                                                                              1,793               2,435
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized, none issued
   Common stock, no par value; 30,000,000 shares authorized; 3,847,982 and
      3,012,886 shares issued and outstanding at December 31,
      1997 and 1996, respectively                                                                     24,572              14,705
   Retained earnings                                                                                  18,894              20,923
----------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                                         43,466              35,628
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                           $69,511             $66,328
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,
(in thousands, except per share data)                                               1997               1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Property sales                                                                 $12,005            $18,964             $15,910
  Property rentals                                                                 3,065              3,044               2,989
  Commercial real estate lending                                                     159               --                  --
  Investment income                                                                1,178              1,236               1,678
  Other                                                                              497                416               1,485
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  16,904             23,660              22,062
-----------------------------------------------------------------------------------------------------------------------------------
Expenses:
  Cost of property sales                                                           7,319             10,569               9,159
  Property rentals                                                                 1,187              1,007               1,089
  Commercial real estate lending                                                      58               --                  --
  General and administrative                                                       2,025              1,773               1,518
  Interest                                                                         1,020                963                 946
  Depreciation, depletion and amortization                                           524                450                 487
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  12,133             14,762              13,199
Income before joint ventures, non-
   controlling interests and income taxes                                          4,771              8,898               8,863
Gain from joint ventures                                                            --                   20               1,582
Non-controlling interests                                                           (883)              (872)             (1,316)
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                         3,888              8,046               9,129
Income taxes                                                                       1,548              3,200               3,629
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      $  2,340           $  4,846             $ 5,500
===================================================================================================================================
Net Income per share of common stock(1)
       Basic                                                                    $    .69           $   1.46             $  1.67
===================================================================================================================================
       Diluted                                                                  $    .69           $   1.46             $  1.67
===================================================================================================================================
Weighted Average Number of Common Shares(1)
       Basic                                                                       3,394              3,309               3,302
===================================================================================================================================
       Diluted                                                                     3,394              3,309               3,302
===================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

(1) Prior years restated to reflect a 10% stock dividend paid July 18, 1997.

New Mexico and Arizona Land Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,
(in thousands)                                                                                  1997             1996         1995
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                                   $ 2,340           $4,846       $5,500
Gain from sales of investment properties                                                        (338)          (3,963)        (891)
Gain from sale of partnership interest                                                          (257)            --           --
Non-cash items included above:
   Depreciation, depletion and amortization                                                      524              450          487
   Deferred revenue                                                                             (812)            (853)      (1,234)
   Deferred income taxes                                                                        (324)           1,497          465
   Gain from joint ventures                                                                     --                (20)      (1,582)
   Non-controlling interests                                                                     883              872        1,316
   Employee restricted stock plan                                                               --                  1           13
   Director stock awards                                                                          36               65           84
Net change in:
   Receivables                                                                                   107               46        1,279
   Commercial real estate loans                                                                1,958              321          325
   Properties under development                                                                1,417             (969)      (6,789)
   Other assets                                                                                  593             (489)         131
   Accounts payable and accrued liabilities                                                       98              538       (1,169)
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by(used in)operating activities                                        6,225            2,342       (2,065)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Additions to properties                                                                    (4,878)          (7,709)      (3,635)
   Proceeds from sale of properties                                                            2,790            6,040        4,933
   Acquisition of commercial real estate loans                                                (1,578)            --           --
   Distribution from joint ventures                                                                5               13        1,627
   Proceeds from sale of partnership interest                                                    895             --           --
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by(used in)investing activities                                       (2,766)          (1,656)       2,925
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                                                          1,168            8,615        3,664
   Payments of debt                                                                           (4,701)          (6,659)      (4,130)
   Distribution to non-controlling partners                                                   (1,055)            (841)      (1,443)
   Capital contribution by non-controlling partners                                                3               40        1,239
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by(used in)financing activities                                       (4,585)           1,155         (670)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          (1,126)           1,841          190
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                 7,142            5,301        5,111
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                      $6,016           $7,142       $5,301
====================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                 Total
                                                                                                                 Share-
                                     Common stock                   Treasury stock           Retained            holders'
(in thousands)                 Shares             Amount           Shares     Amount         earnings            Equity
------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1994             2,480             $ 8,741              12      $(92)          $ 16,478           $ 25,127
========================================================================================================================
Net income                                                                                      5,500              5,500
10% stock dividend               248               2,239                                       (2,242)                (3)
Employee restricted
 stock plan                                           13                                                              13
Director stock award               7                  24              (7)       60                                    84
------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1995             2,735             $11,017               5      $(32)          $ 19,736           $ 30,721
========================================================================================================================
Net income                                                                                      4,846              4,846
10% stock dividend               273               3,622              (5)       32             (3,659)                (5)
Employee restricted
 stock plan                                            1                                                               1
Director stock award               5                  65                                                              65
------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1996             3,013             $14,705            --         --            $ 20,923           $ 35,628
========================================================================================================================
Net income                                                                                      2,340              2,340
10% stock dividend               301               4,364                                       (4,369)                (5)
Director stock award               2                  36                                                              36
Issue of common stock            532(1)            5,467                                                           5,467
------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1997             3,848             $24,572            --         --            $ 18,894           $ 43,466
========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

(1) See Note 3 - Commercial real estate loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

         New Mexico and Arizona Land Company was organized in 1908 as an Arizona corporation and is conducting business in Arizona, New Mexico, Colorado, and Oklahoma. The Company owns and develops urban real estate. The Company also owns extensive rural real estate and mineral rights. In 1997, the Company began business in real estate specialty lending. The Company's results of operations and financial condition can be adversely affected by several factors, including a downturn in the real estate market, interest rate fluctuations, and availability of funding sources.

Principles of Consolidation

         The consolidated financial statements include the accounts of New Mexico and Arizona Land Company, its wholly-owned subsidiaries, and majority-owned partnerships (the "Company"). All material intercompany transactions have been eliminated in consolidation. Certain financial statement items from prior years have been reclassified to be consistent with the current year financial statement presentation.

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

Property Sales and Deferred Revenue

         Profits on property sales are recognized, subject to the assessment of collectibility of the related receivables, when the buyer's investment amounts to at least 20% of the sales price and when development is to commence within a two year period, or 25% of the sales price on all other sales. In all instances the buyer remains obligated to increase this investment by a minimum amount annually. Profits on sales that do not meet these requirements are recognized on the installment basis provided minimum down payments are received.

         Deferred revenue consists principally of land sales recorded on the installment basis and rents collected in advance. Rents collected in advance represent annual rental payments made in advance of the lease year and are considered earned ratably over the lease year for financial statement purposes.

Income Taxes

         The Company follows Statement of Financial Accounting Standards ("SFAS") No.109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Per Share

         Basic income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. There were no securities or other instruments outstanding which could have been converted into common stock as of the end of each of the years ended December 31, 1997, 1996, and 1995. Diluted income per share and basic income per share are therefore the same for each of the years specified.

Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, cash held in trust, money market accounts, and temporary investments, with an original maturity of three months or less.

Fair Value of Financial Instruments

         SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that a company disclose estimated fair values for its financial instruments. The carrying amounts of the Company's commercial real estate loans and notes payable and lines of credit approximate the estimated fair value because they are at interest rates comparable to market rates, given the terms and maturities. The carrying amounts of the Company's cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair value of these instruments due to their short term maturities. Considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, these fair value estimates are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions.

Commercial Real Estate Loans

         These loans are recorded at cost, less an allowance for bad debts and undisbursed loan proceeds. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by that asset. If such assets are considered to be impaired, the amount of the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

Year 2000

         The Company has developed an internal plan to address the Year 2000 issue and management believes that the Company is Year 2000 compliant. The Year 2000 problem is the result of computer programs being written in code which uses two digits rather than four digits to identify the applicable year.

Stock - Based Compensation

         In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", the Company measures stock-based compensation expense as the excess of the market price at the grant date over the over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant, so no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 7).


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

NOTE 2: - PROPERTIES

Properties are comprised of the following at December 31,
(in thousands)                                                              1997               1996
------------------------------------------------------------------------------------------------------
Rural lands and unimproved
 urban properties                                                         $ 23,757           $ 23,429
Properties under development                                                12,451             14,555

Rental properties                                                           17,678             16,852
Other                                                                        1,844              1,639
Accumulated depreciation,
 depletion  and amortization                                                (5,397)            (5,292)
Valuation Allowance                                                         (3,480)            (3,705)
------------------------------------------------------------------------------------------------------
                                                                          $ 46,853           $ 47,478
======================================================================================================

         The future rentals on non-cancelable operating leases related to the Company's rental properties, but excluding its four apartment complexes, are as follows: $454,000 in 1998; $439,000 in 1999; $436,000 in 2000; $378,000 in 2001;
$356,000 in 2002; and $480,000 in later years. The four apartment complexes, which are federally subsidized under the U.S. Department of Housing and Urban Development Section 8 Housing-Assistance-Payments Program, have contributed revenue of $2,455,000 in 1997, $2,437,000 in 1996 and $2,412,000 in 1995.

NOTE 3 - COMMERCIAL REAL ESTATE LOANS

Commercial real estate loans consist of the following at December 31,
(in thousands)                                                                   1997              1996
---------------------------------------------------------------------------------------------------------
Managed portfolio                                                             $ 34,028           $ 9,723
Less participations                                                            (17,863)             --
---------------------------------------------------------------------------------------------------------
Commercial real estate loans                                                    16,165             9,723
Less allowance for bad debts                                                      (275)              (75)
Undisbursed loan proceeds                                                         (603)             --
---------------------------------------------------------------------------------------------------------
Commercial real estate loans, net                                             $ 15,287           $ 9,648
=========================================================================================================

         All loans are secured by mortgages. Participating lenders typically take a position senior to the Company's position with respect to payment of the principal portion of those loans which are participated.

         Undisbursed loan proceeds consist principally of interest and construction cost reserve accounts which are held on behalf of borrowers to ensure timely payment of periodic interest payments and final construction costs.

         On November 6, 1997 the Company, through its subsidiary Bridge Financial Corporation, acquired a portfolio of commercial real estate loans from RRH Financial in a purchase transaction. The Company paid $1,578,000 cash, issued 531,714 shares of common stock valued at $5,467,000, and assumed certain liabilities in exchange for certain mortgage loans owned by RRH Financial, which had a fair value approximating the purchase price. The results of operations related to that loan portfolio have been included in operations since November 6, 1997. The following unaudited summary presents the consolidated results of operations of the Company as if the commercial loan portfolio of RRH financial was purchased on January 1, 1996, with consideration given to various pro-forma adjustments. The pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually been achieved had the combination been in effect on the dates indicated for the years ended December 31,

         (in thousands, except share data)                            1997              1996
                                                                            (unaudited)
         Revenue                                                     $18,113           $25,433
                                                                     =======           =======
         Net income                                                  $ 3,067           $ 5,909
                                                                     =======           =======
         Net income per share                                        $   .80           $  1.54
                                                                     =======           =======

         The portfolio consisted of several loans secured by first priority mortgages on real property in Arizona. The managed portfolio acquired was $24,633,000, of which $16,653,000 was participated with other lenders. The remaining non-participated balance of $7,558,000 (net of undisbursed loan proceeds of $422,000) was the amount recorded by the Company. From November 6, 1997 through December 31, 1997 the size of the managed portfolio increased by new loans originated in the gross amount of $2,770,000, of which $2,216,000 was participated with other lenders and $373,000 (net of undisbursed loan proceeds of $181,000) was recorded by the Company. These loans bear interest at rates ranging from 11.25% to 15.00% with terms ranging from 6 to 36 months.

          The managed portfolio also includes loans made in connection with the Company's recreational land sales. The mortgage notes receivable from these land sales, due over ten to fifteen years, bear interest at rates ranging from 10% to 12%, and are secured by the properties sold. At December 31, 1997 and 1996 mortgage notes receivable relating to these sales totaled $6,680,000 and $7,557,000, respectively. The Company sold land for mortgage notes receivable in the amount of $1,635,000 and $1,910,000 during the years ended December 31, 1997 and 1996 respectively. In 1997 and 1996 the Company collected $1,395,000 and $1,429,000 in principal payments on these land sale contracts.

         One material loan in the Company's portfolio is delinquent and is in a default status. The amount recorded by the Company for this loan is $460,000; the total size of the loan under management is $2,225,000 and the participant's share is $1,765,000. The Company has filed a notice of trustee's sale against the underlying property. The Company does not expect to incur any loss with respect to this loan. From time to time certain loans in the Company's portfolio related to sales of 40 acre parcels may be delinquent or in default. None of those certain loans individually nor all such loans collectively are material. As of December 31, 1997 the aggregate amount of such loans was $253,000.

NOTE 4 - NOTES PAYABLE AND LINES OF CREDIT

Notes payable consist of the following at December 31,

(in thousands)                   Maturity           Interest
                                   date             rate (%)             Payment              1997            1996
---------------------------------------------------------------------------------------------------------------------
Mortgage loans:
  Apartment complexes                2009               8.375          monthly P&I          $ 7,851          $ 8,233
  Commercial buildings               2006               9.125          monthly P&I              788            1,607
  Undeveloped land              2000-2001          9.25-10.25           annual P&I            2,706            3,394
Development loans               1998-1999             prime(1)         monthly Int              735            2,200
Other loans                     1998-2004           7.125-7.6          various P&I              423              602
---------------------------------------------------------------------------------------------------------------------
                                                                                            $12,503          $16,036
=====================================================================================================================

(1)Prime rate at December 31, 1997 was 8.5%


         The Company and its partner guarantee development lines of credit for one of its majority-owned partnerships. These lines, which are secured by the real property, expire in August 1998, June 1999, and August 1999, and have an aggregate commitment amount of $5,300,000. At December 31, 1997, the aggregate outstanding balance was $735,000. The interest rate is at the bank's prime rate, 8.5% at December 31, 1997.

         The Company has a obtained a construction loan for one of its projects from a commercial bank. The loan is secured by the property. The loan bears interest at the prime rate and expires December 31, 1998. At December 31, 1997 there was no outstanding balance on this loan.

         The Company has a $3,000,000 unsecured revolving line of credit from a commercial bank that may be used for general corporate purposes. The line bears interest at the prime rate and expires December 31, 1998. At December 31, 1997 there was no outstanding balance on this loan. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of current assets to current liabilities; a specified minimum excess of current assets over current liabilities; and a specified maximum ratio of total liabilities to tangible net worth. At December 31, 1997 the Company was in compliance with these financial covenants.

         The Company also has a secured $1,000,000 revolving line of credit from a commercial bank that may be used for general corporate purposes. This line is secured by certain real estate assets of the Company. The line bears interest at the prime rate and expires April 1, 1998. At December 31, 1997 there was no outstanding balance on this loan. The Company does not expect to renew this loan.

         Principal payments due on all notes payable and lines of credit are as follows: $1,716,000 in 1998; $1,633,000 in 1999; $1,277,000 in 2000; $1,176,000
in 2001; $657,000 in 2002; and $6,044,000 in later years. Interest paid in 1997,
1996 and 1995, amounted to $1,344,000, $1,360,000 and $1,316,000, respectively.
Interest cost incurred in 1997, 1996 and 1995, was $1,317,000, $1,470,000 and
$1,286,000, respectively, of which $297,000, $507,000 and $340,000 was capitalized.

NOTE 5 - INCOME TAXES

Income tax expense is comprised of the following:
(in thousands)              1997             1996            1995
--------------------------------------------------------------------
Current:
         Federal          $ 1,321           $1,362          $2,531
         State                352              341             633
Deferred
         Federal             (106)           1,198             368
         State                (19)             299              97
--------------------------------------------------------------------
                          $ 1,548           $3,200          $3,629
=====================================================================

         The reconciliation of the computed statutory income tax expense to the effective income tax expense follows:

(in thousands)                                         1997            1996            1995
----------------------------------------------------------------------------------------------
Statutory Federal income tax expense                  $1,322          $2,736          $3,104
Reconciling items:
  State income taxes, net of Federal benefit             220             422             474
  Other                                                    6              42              51
----------------------------------------------------------------------------------------------

                                                      $1,548          $3,200          $3,629
==============================================================================================

         The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31,

(in thousands)                                             1997             1996
-------------------------------------------------------------------------------------
Deferred tax assets:
  Properties, principally due to
   valuation allowances, depreciation
   and amortization of costs                              $   621           $ 1,040
Investments in joint ventures,
   principally due to valuation allowances                    649               167
  Other                                                         5               103
-------------------------------------------------------------------------------------
 Total gross deferred tax assets                          $ 1,275           $ 1,310
-------------------------------------------------------------------------------------
Deferred tax liabilities:
  Properties, principally due to basis
   differences upon acquisition                           $(4,926)          $(5,317)
  Commercial real estate loans/deferred revenue,
   principally due to installment sales                    (1,629)           (1,606)
  Other                                                       (81)              (72)
-------------------------------------------------------------------------------------
Total gross deferred tax liabilities                       (6,636)           (6,995)
-------------------------------------------------------------------------------------
Net deferred tax liability                                $(5,361)          $(5,685)
=====================================================================================

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 1997.

         Income taxes paid in 1997, 1996 and 1995 amounted to $1,395,000, $1,418,000 and $3,596,000, respectively.

NOTE 6 - RETIREMENT PLANS

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

         The net periodic pension benefit is computed as follows for years ended

December 31,

(in thousands)                                              1997            1996            1995
-------------------------------------------------------------------------------------------------
Service cost                                               $--             $  43           $  39
Interest cost                                                 47              47              41
Return on assets
         Actual                                             (292)           (175)           (333)
         Deferred gain                                       191             106             251
Amortization of unrecognized net transition asset            (26)            (26)            (26)
-------------------------------------------------------------------------------------------------
Net periodic pension benefit                               $ (80)          $  (5)          $ (28)
=================================================================================================

         Through December 31, 1997, the Company accrued retirement benefits based on an independent actuarial valuation for the plan. The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7% and 0%, respectively, at December 31, 1997, 1996 and 1995. The expected long-term rate of return on plan assets was 7% for 1997, 1996 and 1995.

         The following is the funded status of the Plan at December 31,

(in thousands)                                                 1997              1996
--------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
         Vested benefits                                    $   689           $   675
         Nonvested benefits                                       0                 0
--------------------------------------------------------------------------------------
Accumulated and projected benefit obligation                    689               675
Fair value of plan assets                                    (1,737)           (1,464)
--------------------------------------------------------------------------------------
Excess of assets over projected benefit obligation           (1,048)             (789)
Unrecognized net gain                                           331               146
Unrecognized net transition asset                               332               358
--------------------------------------------------------------------------------------
Prepaid pension asset                                       $  (385)          $  (285)
======================================================================================

401(k) Savings Plan:

         The Company has a 401(k) Savings Plan for all of its employees. The Company matches up to 3% of the employee's salary contributed. Total expense for the Company under this plan was $19,400, $19,700 and $19,800 for 1997, 1996 and 1995, respectively.

NOTE 7 - RESTRICTED STOCK PLAN

         In 1988 the Company adopted a Restricted Stock Plan (the "Restricted Plan") to distribute shares of stock to senior executives at no cost. There are 100,000 shares of common stock authorized for awards during the Plan's ten year term. No shares were awarded in 1997, 1996 and 1995. A total of 31,400 shares have been awarded since inception of the Restricted Plan. Forfeiture restrictions lapse on the third, fourth and fifth anniversary after award. In 1995 special dispensation was given, due to internal restructuring, and restrictions were lifted on 4,507 shares. Restrictions were lifted on the remaining 733 shares in 1997. Compensation expense is recorded for the awards of stock under the Restricted Plan in each period in which services are performed. The Company recognized compensation expense of $100, $1,000 and $13,000 related to these awards for the years ended December

31, 1997, 1996 and 1995, respectively.

         On October 27, 1997, the Company's Board of Directors approved the New Mexico and Arizona Land Company 1997 Stock Incentive Plan (the "Plan"). The Plan provides that the following types of awards (collectively, "Awards") may be granted under the Plan: stock appreciation rights ("SARs"); incentive stock options ("ISOs"); non-qualified stock options ("NQSOs"); restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals. Under the Plan, Awards may be granted with respect to a maximum of 500,000 shares of the Company's Common Stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company.

         As of the date of this report, the Board has granted to R. Randy Stolworthy, the Company's President and Chief Executive Officer, options under the Plan to purchase up to 250,000 shares of the Company's Common Stock. Such option has been divided into five equal exercise price category units of 50,000 shares for exercise price purposes, with the first unit being exercisable at $15 per share, with the exercise price of each subsequent unit being increased by 12% (i.e., at exercise prices of $16.80, $18.82, $21.07 and $23.60). One fifth of the shares in each price category unit vested and became exercisable on February 19,1998 and an additional one-fifth will vest on each of the four subsequent anniversaries of that date. As of the date of this report, approximately eleven persons were eligible to participate in the Plan. No compensation expense was recognized in 1997 because the exercise price at the date of grant was higher than the price of the Common Stock of the Company at December 31, 1997. The Plan is to be voted on by the Shareholders of the Company at the May 8, 1998 Annual Meeting.

         Effective as of January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation. As permitted under SFAS No. 123, the Company will continue to measure stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock.

         SFAS No. 123 requires disclosure of pro forma net income and proforma net income per share as if the fair value based method had been applied in measuring compensation expense for awards granted in fiscal 1997.

         Reported and pro forma net income, in thousands, and net income per share amounts for the year ended December 31, 1997 are set forth below:

                                                                                       1997
                                                                                      -------
                 Reported:
                   Net income                                                         $2,340
                   Basic net income per share                                          $0.69
                   Diluted net income per share                                        $0.69


                 Pro forma:
                   Net income                                                         $2,218
                   Basic net income per share                                          $0.65
                   Diluted net income per share                                        $0.65


         The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                                                         1997
                                                                                         -----
                      Risk free interest rate                                            5.521%
                      Expected life (in years)                                             5.0
                      Expected volatility                                                   34%
                      Expected dividend yield                                                0


         Stock options outstanding at December 31, 1997 were as follows:

                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                      ---------------------------------------------     ----------------------------
                                        Weighted
                                         Average
                                        Remaining        Weighted                         Weighted
Range of                Number of      Contractual       Average        Number of          Average
Exercise                Options           Life           Exercise         Options         Exercise
Prices                Outstanding       (in years)        Price         Exercisable        Price
-------------         -----------      -----------      -----------     -----------      -----------
$15.00-$23.60           250,000           12.14            $19.06           --               --

         Activity related to the stock option plan is summarized below:

                                                                         Year ended December 31, 1997
                                                                     -------------------------------------
                                                                     Number of Shares      Weighted
                                                                                           Average
                                                                                           Exercise Price
                                                                     ----------------      ---------------
Options outstanding beginning of year                                      --                    --
Granted during the year                                                 250,000                $19.06
Exercised during the year                                                  --                    --
Expired/cancelled during the year                                          --                    --
                                                                       --------                ------
Options outstanding end of year                                         250,000
                                                                       ========
Options exercisable end of year                                            --                    --
                                                                       ========
Weighted-average fair value of options granted during the year
                                                                        $ 4.58
                                                                       ========

NOTE 8 - DIRECTOR STOCK AWARDS

         In December, 1997 the Board of Directors awarded 350 shares of common stock of the Company to each director. The shares were valued at fair market value on the date of the grant. A total of 2,450 shares was issued on December 31, 1997. The shares contain a restrictive legend as required under Rule 144 of the Securities Act of 1933. In addition a cash award of $2,048 was paid to each director.

         In November, 1996 the Board of Directors awarded 750 shares of common stock of the Company to each director. The shares were valued at the fair market value on the date of the grant. A total of 5,250 shares was issued on December 30, 1996. The shares contain a restrictive legend as required under Rule 144 of the Securities Act of 1933. In addition a cash award of $3,750 was paid to each director.

         In December, 1995, the Board of Directors awarded 1,000 shares of common stock of the Company to each director. It was determined that the stock used for these awards would be treasury stock. Of the Company's 11,908 shares of treasury stock, 7,000 shares were reissued at 1,000 shares to each director, on December 28, 1995. The shares were valued at the fair market value on the grant date. The reissued shares contain a restrictive legend as required under Rule 144 of the Securities Act of 1933. In addition a cash award of $4,750 was paid to each director.

         Compensation expense of $50,000 in 1997, $92,000 in 1996, and $116,000 in 1995 was recorded as a result of the above awards.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, it is the opinion of management that their outcome will not have a material adverse effect on the financial condition of the Company.

         The Company and certain of its directors and an officer have been named as defendants in a lawsuit brought by the Company's minority partner in a joint venture of which the Company is the managing partner. The plaintiffs' suit includes counts for breach of contract, an accounting of the partnership, declaratory judgment and injunction. The suit arises out of a dispute between the Company and its partner concerning the prior removal of the partner as managing partner by the Company. The Company believes the lawsuit against the Company and the individuals is without merit and will vigorously defend against the allegations made. The outcome of the suit is not expected to have a material adverse effect on the financial condition of the Company.

NOTE 10 - RELATED PARTY TRANSACTIONS

         On April 22, 1997, the Company purchased an industrial park consisting of one partially leased 31,077 square foot multi-tenant industrial building on
7.1 acres of land in Tempe, Arizona. The Company purchased the property from R. Randy Stolworthy, who was Executive Vice President of the Company at the time. The cash purchase price of $2.8 million was based upon an MAI appraisal that was prepared for the Company by an independent appraiser. The property had been identified by the Company as a potential acquisition in late 1996.

NOTE 11 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

         Certain unaudited quarterly financial information for the years ended December 31, 1997, and 1996 is presented below:

                                               First         Second          Third          Fourth
(in thousands, except per share data)         Quarter        Quarter        Quarter         Quarter          Total
-------------------------------------------------------------------------------------------------------------------

1997
Revenue                                        $3,124         $3,428         $5,823         $ 4,529        $16,904
===================================================================================================================
Net income                                     $  484         $  476         $  781         $   599        $ 2,340
===================================================================================================================
Net income per share
         Basic                                 $ 0.14         $ 0.14         $ 0.23         $  0.18        $  0.69
         Diluted                               $ 0.14         $ 0.14         $ 0.23         $  0.18        $  0.69
===================================================================================================================

1996
Revenue                                        $4,608         $3,121         $4,690         $11,241        $23,660
===================================================================================================================
Net income                                     $  837         $  551         $  762         $ 2,696        $ 4,846
===================================================================================================================
Net income per share(1)
         Basic                                 $ 0.25         $ 0.17         $ 0.23         $  0.81        $  1.46
         Diluted                               $ 0.25         $ 0.17         $ 0.23         $  0.81        $  1.46
===================================================================================================================

(1) Restated to reflect a 10% stock dividend paid July 18, 1997.

New Mexico and Arizona Land Company and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 1997                                                 Cost
(in thousands)                                                  capital-
                                                                ized sub-     Gross amount at which
                                             Initial cost        sequent         carried at close
                                              To Company           to              of period(1)
                                           -----------------     acqui-    ----------------------------   Accum-
                                                      Bldgs      sition             Buildings             ulated
                                                     and im-    --------               and                depre-
                                  Encum-              prove-    Improve-             improve-    Total    ciation       Date
                                 brances    Land       ments     ments       Land     ments     (a)(2)    (b)(5)       acquired
--------------------------------------------------------------------------------------------------------------------------------
Unimproved Properties
 Arizona and New Mexico(3)       $   751   $12,029    $  --     $   656    $12,587   $    98    $12,685   $    77       various
 Colorado                           --       2,751       --          14      2,765      --        2,765      --            1996
 Cottonwood, Arizona               2,287     4,584       --          55      4,639      --        4,639      --            1996
 Chandler, Arizona                    51     3,245       --         423      3,245       423      3,668       117          1986

Properties Under Development
 40-acre lots, Arizona              --           4       --        --            4      --            4      --            1908
 Albuquerque, New Mexico(3)          735       832       --       1,745        832     1,745      2,577      --       1992-1995
 Sedona, Arizona(4)                 --       7,500       --       2,370      9,870      --        9,870      --            1995

Rental Properties
 Commercial Buildings
  Phoenix, Arizona                   788     1,549      2,451     1,402      1,549     3,853      5,402       497          1986

 Apartments
  New Mexico                       7,851     1,187     10,665       424      1,187    11,089     12,276     4,070          1985
--------------------------------------------------------------------------------------------------------------------------------
                                 $12,463   $33,681    $13,116   $ 7,089    $36,678   $17,208    $53,886   $ 4,761
================================================================================================================================

(1) Tax basis: $33,000,000

(2) A valuation allowance in the amount of $3,480,000 was established in prior years to reflect the Company's estimated realizable value upon ultimate disposition of certain of its properties, principally unimproved urban real estate.

(3) Certain properties are owned by partnerships of which the Company has a 75% ownership.

(4) Owned by a partnership in which the Company has a 93% ownership.

(5) Life on which depreciation in the latest income statements is computed: 5 to 35 years.


(a) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Years ended December 31,
(in thousands)                              1997            1996           1995
--------------------------------------------------------------------------------
Balance at beginning of year            $ 54,836         $48,970        $39,861
Additions during year:
  Acquisitions(1)                          3,648           7,459         10,614
  Improvements                             5,529           5,613          6,081
Deductions during year:
  Cost of real estate sold               (10,127)         (7,206)        (7,586)
--------------------------------------------------------------------------------
Balance at close of year                $ 53,886         $54,836        $48,970
================================================================================
(1) Includes real estate acquired from an officer of the Company for $2,824,000 cash.


(b) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Years ended December 31,
(in thousands)                               1997            1996           1995
----------------------------------------------------------------------------------
Balance of accumulated depreciation
 at beginning of year                      $4,586          $4,188         $3,764
Additions during year:
 Current year's depreciation                  431             398            447
Deductions during year:
 Real estate sold                            (256)           --              (23)
----------------------------------------------------------------------------------
Balance at close of year                   $4,761          $4,586         $4,188
==================================================================================

New Mexico and Arizona Land Company and Subsidiaries

SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
December 31, 1997

(In thousands)

                                                                                                                       Principal
                                                                                                                        amount of
                                                                                                                         loans
                                                                                                                       subject to
                                                                                        Face          Carrying         delinquent
                                                             Final      Periodic       amount         amount of        principal
                                              Interest       maturity    payment         of           mortgages            or
           Description                          rate          date        terms        mortgages        (3)(a)          interest
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

Mortgages on:
Unimproved land sales in Arizona
 and New Mexico (predominately
 40-acre parcel sales)                       10%-12%         1997-2012                    $ 6,680         $ 6,680           $253
Mineral Rights--Arizona                      11%             2001        Quarterly(6)         100             100
Unimproved property--Arizona                 12.625-13.25%   1998-2000            (1)       2,083           2,083
Improved operating property--Arizona         12.75-15%       1998-1999            (1)         579             579
Car wash--Chandler, Arizona                  11.25%          1998        Monthly  (5)         605             605
Hotel--Phoenix, Arizona                      13%             1998        Monthly  (1)(2)      526             526
Hotel--Scottsdale, Arizona                   12.625%         1998        Monthly  (1)(2)    1,567           1,567
Unimproved property-Buckeye, Arizona         13.125%         1998        Monthly  (1)(2)      393             393
Unimproved property-Chandler, Arizona        13.25%          1998        Monthly  (2)         850             850
Unimproved property-Gilbert, Arizona         13.5%           1998        Monthly  (2)         915             915
Unimproved property-Scottsdale, Arizona      13.25%          1997        Monthly  (1)(2)      460             460            460(4)
Unimproved lots JV partnership sale-Alb,NM   10%             2000        Variable             804             804
Valuation allowance                                                                                          (275)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          $15,562         $15,287           $713
====================================================================================================================================
(1) The company's participant in these loans has a preferential right to repayment of principal.
(2) Level payments of interest.
(3) Tax basis is $15,562,000
(4) The company has filed a notice of trustee's sale on the delinquent loan
(5) Level payments of principal and interest.
(6) Level payments of principal plus interest on the unpaid balance.

(a) NOTE TO SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE
Years ended December 31,

(In thousands)                             1997       1996      1995
----------------------------------------------------------------------
Balance at beginning of period             9,648      9,464     8,688
Additions during period:
 New mortgage loans                        9,517      1,910     2,045
Deduction during period:
 Collections of principal                 (3,596)    (1,453)     (946)
 Forfeitures on installment contracts       (282)      (273)     (323)
----------------------------------------------------------------------
Balance at close of year                 $15,287     $9,648    $9,464
======================================================================

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

      None


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning the Company's executive officers and other key employees is set forth below. Certain information concerning the Company's directors is set forth in the Company's proxy statement for its 1998 annual meeting of shareholders under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

         R. RANDY STOLWORTHY, CHIEF EXECUTIVE OFFICER, BRIDGE FINANCIAL CORPORATION AND PRESIDENT AND CHIEF EXECUTIVE OFFICER, NEW MEXICO AND ARIZONA LAND COMPANY

         Mr. Stolworthy, age 41, came to the Company from R.R.Stolworthy, Inc., a company he founded to manage and control the development of several large parcels of real estate in the Phoenix metropolitan area. Before that, he was co-founder and President of Voicelink Data Service, a large credit and marketing service company in Redmond, Washington. Voicelink Data Services merged with Digital Systems International in 1991.

         Mr. Stolworthy gained investment and business experience as a General Partner and Manager of the Seattle office of FBS Venture Capital Company, where he successfully invested in early-stage growth companies and participated as an active board member.

PAUL SARGENT, PRESIDENT, BRIDGE FINANCIAL CORPORATION

         Mr. Sargent, age 43, is experienced in short-term commercial real estate lending. Until its acquisition by the Company, he had directed the growth of RRH Financial from the ground up. During his tenure at RRH Financial, the company originated nearly $100 million of loan transactions in total.

         Prior to forming RRH Financial, Mr. Sargent obtained experience at Chase Bank in Arizona and New York, and earlier in his career, at Mellon Financial Services and Pickrell Mortgage Company in Phoenix. Over the past decade, he has placed loans with over 46 different institutions, ranging in amounts from $125,000 to $35-million.

JEROME L. JOSEPH, CONTROLLER, TREASURER AND SECRETARY

         Mr. Joseph, age 40, has acquired an in-depth knowledge of the specialized finance and accounting needs of entrepreneurial real estate development companies and early-stage companies. He has worked with both public and private companies in compliance, reporting, capital formation and cash management.

         He came to the Company from Unison HealthCare Corporation, where he was Vice President and Treasurer. Before Unison, he served three years at UDC Homes Inc. as Manager of Finance, and ten years at Homes by Dave Brown, the last four years as Senior Vice President-Finance and Treasurer. He has also worked in various consulting capacities in management and finance.

SUZANNE DRAKE, VICE PRESIDENT, REAL ESTATE

         Ms. Drake, age 41, draws on her extensive background in development, asset management, acquisitions and dispositions and loan workouts in all facets of real estate. She is responsible for the Company's new development efforts.

         Prior to joining the Company, she was Regional Manager for Transamerica Real Estate, where she managed an office that handled a portfolio of real estate and loans totaling more than $500 million in book value. This portfolio of loans, master-planned communities, office and industrial buildings and land parcels, required loan workouts and development efforts, as well as legal dispute reconciliation and disposition.

J. D. SPHAR, VICE PRESIDENT, MINERALS

         Mr. Sphar, age 57, joined the Company as Chief Geologist in 1971. He was promoted to his current position in 1973. He manages the Company's mineral assets and assists in the management of the Company's vast rural acres. Mr. Sphar's efforts have generated over $8 million in leasehold payments to the Company. He has been the principal negotiator for uranium sales of $30 million and he has initiated sales and trades of 200,000 acres of fee minerals with the federal government.

         Prior to joining the Company, Mr. Sphar was Southwest District Geologist for Western Nuclear, Inc for two years and Mine Geologist for Kerr-McGee Corporation for two years.

ITEM 11:  EXECUTIVE COMPENSATION

         Information required under this item is contained in the Company's 1998 Proxy Statement, under the heading "Executive Compensation", and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item is contained in the Company's 1998 Proxy Statement, under the heading "Voting Securities, Principal Shareholders, and Management Ownership" and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is contained in the Company's 1998 Proxy Statement, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM     14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The consolidated financial statements and schedules are included in
Part III, Item 8:

      Independent Auditors' Report
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Cash Flows
      Consolidated Statements of Shareholders Equity
      Notes to Consolidated Financial Statements
      Schedule III - Real Estate and Accumulated Depreciation
      Schedule IV - Mortgage Loans on Real Estate

Exhibits:

      Exhibit 3 Articles of Incorporation of Registrant amended May 16, 1997 and By-laws of Registrant amended May 16, 1997.

      Exhibit 4.1 1997 Stock Incentive Plan, incorporated by reference to Form S-8 filed January 9, 1998.

      Exhibit 21   Subsidiaries of the Company

      Exhibit 23   Consent of KPMG Peat Marwick LLP

      Exhibit 27   Financial Data Schedule

      All other exhibits are omitted because they are inapplicable, contained elsewhere in the report or have been previously filed with the Securities and Exchange Commission.

      No Form 8-K was filed in 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEXICO AND ARIZONA LAND COMPANY
(Registrant)

/s/R. Randy Stolworthy                      /s/Jerome L. Joseph
------------------------------              ---------------------------------
R. Randy Stolworthy                         Jerome L. Joseph
President (Principal                        Controller and Treasurer
 Executive Officer)                         (Principal Financial Officer)

Dated: March 26, 1998

POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Randy Stolworthy and Jerome L. Joseph jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Stephen E. Renneckar                    /s/John C. Lucking
------------------------------             ---------------------------------
Stephen E. Renneckar                       John C. Lucking
Chairman                                   Director


/s/William A. Pope                         /s/Arnold L. Putterman
------------------------------             ---------------------------------
William A. Pope                            Arnold L. Putterman
Director                                   Director


/s/Ronald E. Strasburger                   /s/Richard A. Wessman
------------------------------             ---------------------------------
Ronald E. Strasburger                      Richard A. Wessman
Director                                   Director



Dated:  March 26, 1998

                                 EXHIBITS INDEX

      Exhibit 3 Articles of Incorporation of Registrant amended May 16, 1997 and By-laws of Registrant amended May 16, 1997.

      Exhibit 4.1 1997 Stock Incentive Plan, incorporated by reference to Form S-8 filed January 9, 1998.

      Exhibit 21   Subsidiaries of the Company

      Exhibit 23   Consent of KPMG Peat Marwick LLP

      Exhibit 27   Financial Data Schedule

      All other exhibits are omitted because they are inapplicable, contained elsewhere in the report or have been previously filed with the Securities and Exchange Commission.