Form 10-Q
period 1998-03-31
NEW MEXICO & ARIZONA LAND CO
filed 1998-05-20
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE                        3,847,982
          Class                            Outstanding at April 30, 1998

New Mexico and Arizona Land Company and Subsidiaries             FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three months ended March 31,

(in thousands, except per share data)                  1998           1997
--------------------------------------------------------------------------------
Revenue:
  Property sales                                    $ 5,287        $ 1,973
  Property rentals                                      740            778
  Commercial real estate lending                        627            253
  Investment income                                      79             40
  Other                                                  74             80
--------------------------------------------------------------------------------
                                                      6,807          3,124
--------------------------------------------------------------------------------
Expenses:
  Cost of property sales                              3,378          1,110
  Property rentals                                      238            304
  Commercial real estate lending                        116             --
  General and administrative                            555            400
  Interest                                              268            254
  Depreciation, depletion and amortization              164            119
--------------------------------------------------------------------------------
                                                      4,719          2,187

Income Before Joint Ventures, Non-controlling
   Interests and Income Taxes                         2,088            937
Gain from joint ventures                                  5             16
Non-controlling  interests                             (110)          (143)
--------------------------------------------------------------------------------
Income Before Income Taxes                            1,983            810
Income taxes                                            793            326
--------------------------------------------------------------------------------
Net Income                                          $ 1,190        $   484
================================================================================
Net Income per Share of Common Stock(1)(2)
     BASIC                                          $  0.26        $  0.12
     DILUTED                                        $  0.26        $  0.12
================================================================================
Weighted Average Number of Common Shares(1)(2)
     BASIC                                            4,618          4,083
     DILUTED                                          4,618          4,083
================================================================================


See accompanying Notes to Consolidated Financial Statements.

(1) Prior year restated to include the effects of a 10% stock dividend paid July 18, 1997 and a 20% stock dividend payable July 10, 1998.

(2) Current year includes the effect of a 20% stock dividend payable July 10, 1998.

New Mexico and Arizona Land Company and Subsidiaries            FORM 10-Q

CONSOLIDATED BALANCE SHEETS

                                                                  UNAUDITED
                                                                   MARCH 31,    December 31,
(in thousands)                                                       1998          1997
---------------------------------------------------------------------------------------------
Assets
   Properties, net                                                  $45,912       $46,853
   Commercial real estate loans, net                                 19,973        15,287
   Receivables, net                                                   2,810            93
   Investments in joint ventures                                        401           411
   Cash and cash equivalents                                          4,485         6,016
   Other                                                                884           851
---------------------------------------------------------------------------------------------
Total assets                                                        $74,465       $69,511
=============================================================================================

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                                $15,679       $12,503
   Accounts payable and accrued liabilities                           3,438         1,646
   Deferred revenue                                                   4,400         4,742
   Deferred income taxes                                              4,435         5,361
---------------------------------------------------------------------------------------------
   Total liabilities                                                 27,952        24,252
---------------------------------------------------------------------------------------------
Non-controlling  interests                                            1,857         1,793
---------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued                                            --            --
   Common stock, no par value; 30,000,000 shares
      authorized; 3,847,982 and 3,847,982 shares
      issued and outstanding at March 31, 1998
      and December 31, 1997, respectively                            24,572        24,572
Retained earnings                                                    20,084        18,894
---------------------------------------------------------------------------------------------
   Total shareholders' equity                                        44,656        43,466
---------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                          $74,465       $69,511
=============================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries             FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31,

(in thousands)                                                    1998           1997
----------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Net income                                                      $ 1,190        $   484
Gain from sales of investment properties                           (117)            (2)
Non-cash items included above:
   Depreciation, depletion and amortization                         164            119
   Deferred revenue                                                 (69)          (375)
   Deferred income taxes                                           (926)          (138)
   Gain from joint ventures                                          (5)           (16)
   Non-controlling  interests                                       110            143
Net change in:
   Receivables                                                   (2,717)           (96)
   Properties under development                                   1,993             18
   Other assets                                                     (33)           (16)
   Accounts payable and accrued liabilities                       1,792            391
----------------------------------------------------------------------------------------
Net cash flows provided by/(used in) operating activities         1,382            512
----------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES:
   Additions to properties                                       (1,538)          (679)
   Proceeds from sale of properties                                 439              2
   Distributions from joint ventures                                 15             --
   Proceeds from commercial real estate loans                     1,419            407
   Additions to commercial real estate loans                     (6,378)            --
----------------------------------------------------------------------------------------
Net cash flows provided by/(used in) investing activities        (6,043)          (270)
----------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                             4,255            181
   Payments of debt                                              (1,079)          (803)
   Distributions to non-controlling partners                        (46)            --
----------------------------------------------------------------------------------------
Net cash flows provided by/(used in) financing activities         3,130           (622)
----------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                      (1,531)          (380)
----------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                  6,016          7,142
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 4,485        $ 6,762
========================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries         FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that the accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1997 annual report on Form 10-K

2. The results of operations for the three months ended March 31, 1998 and 1997, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, Bridge Financial Corporation, NZ Properties, Inc., NZ Development Corporation, NZU Inc. and Great Vacations International Inc., along with joint ventures in which the Company holds a majority ownership.

4.   Certain amounts have been reclassified for comparative purposes.

5. Net income per share computations are based on the weighted average number of shares outstanding of 4,617,578 and 4,083,414 in 1998 and 1997 respectively.

6. On May 8, 1998 the Company declared a 20% stock dividend payable July 10, 1998 to shareholders of record as of June 10, 1998. The net income per share and weighted average shares outstanding reported in the Financial Statements include the effect of this dividend for all periods presented.

7. During the quarter, the Company sold a 108 acre parcel of land in Scottsdale, Arizona. The entire profit on the transaction is approximately $1 million. Even though the economic substance of the sale is completed and the buyer has no contractual right to rescind the transaction, the Company has deferred reporting approximately $870,000 of the profit due to certain technical provisions in the related accounting literature with respect to the buyer's initial investment in the property.

8. In connection with a January 1, 1998 modification to the historical contractual relationship the Company has had with the real estate broker retained to sell 40-acre parcels, the Company re-evaluated the portion of the sales price of those parcels which is carried in deferred revenue and determined that approximately $1,120,000 of such deferred revenue should be recognized in the current period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The real estate lending business will require large amounts of capital in order for the Company to be an effective competitor in the market. Management estimates that during the 1998 fiscal year, approximately $80 million of principal will be required to fund anticipated loan volume. In addition, the Company will require cash for working capital, for continuing development work on existing real estate projects and for projects that may be acquired through tax-deferred exchanges. (See "New Business Activity and Change of Principal Business Emphasis" in Item 7 of the Company's 1997 Annual Report on Form 10-K.)

      The Company expects to generate a substantial amount of cash from the sale of real estate over the next 12 to 18 months. (See "Results of Operations" below.) This cash will be re-deployed into the lending or development business. Cash will also be generated from principal repayments on maturing loans in the Company's existing loan portfolio. In addition, the Company now uses and intends to continue to use participants or other joint funding sources on certain real estate loans.

      The Company currently has a $3 million unsecured revolving line of credit from a commercial bank, which can be used for general corporate purposes. The line bears interest at the prime rate and expires in December, 1998. At March 31, 1998 the line had an outstanding balance of $2 million. As of April 30, 1998 the line had an outstanding balance of $3 million. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of current assets to current liabilities; a specified minimum excess of current assets over current liabilities; and a specified maximum ratio of total liabilities to tangible net worth. At March 31, 1998 the Company was in compliance with these financial covenants. The bank recently approved an increase in the size of the line to $10 million. As of May 12, 1998, the details of the new loan agreement were being negotiated. All or some portion of the loan balance will be secured by certain real estate and loan assets of the Company.

      The same commercial bank has made a construction loan to the Company to finance development of the Grove Commons project. The construction loan is for a one year term expiring December 31, 1998, and bears interest at the prime rate. As of March 31, 1998 the loan had an outstanding balance of $641,000. As of April 30, 1998 the loan had an outstanding balance of $645,000. From a different commercial bank, one of the Albuquerque joint ventures has loan facilities to be utilized for lot development. At March 31, 1998 the aggregate outstanding balance under these loan facilities was $492,000. As of April 30, 1998, there was $614,000 borrowed against these lines of credit.

      In addition to the bank lines, the Company is negotiating with a large non-bank commercial lender to provide a warehouse line of credit which would be available to finance the Company's real estate lending activities. Discussions are on-going and have proceeded to the term-letter stage for this secured revolving facility. At this time it is not possible to predict when or if this transaction will close, nor the amount of borrowings that may be available to the Company under the facility.

      The Company expects to negotiate other credit facilities during the 1998 fiscal year. The proceeds of any such facilities would be used to fund the Company's real estate lending business and for general corporate purposes.

      The Company also intends to seek qualified joint venture partners to finance large real estate development projects. The use of joint venture partners provides a source of development capital, mitigates the Company's risk by sharing it with another party, and gives the Company access to expertise that it might not otherwise have for particular projects.


RESULTS OF OPERATIONS

     For the three months ended March 31, 1998, net income was $1,190,000 ($0.26 per share) compared to $484,000 ($0.12 per share) for the same period in 1997. Pre-tax earnings from property sales were up by approximately $1,046,000 for the three month period ended March 31, 1998 as compared to the same period in 1997. In connection with the closing of a sale of a 108-acre parcel in Scottsdale, Arizona in March, 1998 an additional $870,000 of pre-tax earnings from property sales has been deferred and is expected to be recognized in earnings during the year. In connection with a January 1, 1998 modification to the historical contractual relationship the Company has had with the real estate broker retained to sell 40-acre parcels, the Company re-evaluated the portion of the sales price of those parcels which is carried in deferred revenue and determined that approximately $1,120,000 of such deferred revenue should be recognized in the current period. General and administrative expenses are slightly higher primarily due to increased legal and accounting costs.

     The managed portfolio of Bridge Financial Corporation stood at $ 55.4 million as of March 31, 1998, of which $34.6 million was participated with other lenders and $20.0 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.5 million) was recorded in the Company's books. As of April 30, 1998 the managed portfolio is $ 62.1 million, of which $40.1 million is participated and $21.0 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.7 million) is recorded in the Company's books. This compares to a December 31, 1997 managed portfolio of $34.0 million, of which $17.8 million was participated and $15.3 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million) was recorded in the Company's books.

The material loan which was previously reported to be in default in the Company's 1997 Annual Report on Form 10-K was paid in full, including certain default charges, during March, 1998. The Company incurred no loss with respect to this loan.

     The Company's four apartment complexes in New Mexico are now in escrow. A contract for the sale of approximately 2800 acres in Fremont County, Colorado was finalized and that property is now in escrow. The property in Flagstaff, Arizona located at Zuni and Walapai Streets, previously reported to be in escrow, closed escrow on April 27, 1998. On May 11, 1998 the buyer on the Cottonwood property, which was previously reported to have been in escrow, exercised its rights under the sales contract to cancel the agreement.

SUBSEQUENT EVENT - STOCK DIVIDEND

     On May 8, 1998 the Company declared a 20% stock dividend payable July 10, 1998 to shareholders of record on June 10, 1998. The net income per share and weighted average shares outstanding reported in the financial statements include the effect of this dividend for all periods presented.

                           PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the three month period ended March 31, 1998, requiring a response to Items 1 through 5.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

              Exhibit 27, Financial Data Schedule
              Exhibit 28, Revised Financial Data Schedule for 1997

     (b)  No reports on Form 8-K were filed during the reporting quarter.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Mexico and Arizona Land Company


/s/Jerome L. Joseph
-------------------------------------
Controller and Treasurer
(Principal Financial Officer)


/s/R. Randy Stolworthy
-------------------------------------
President and Chief Executive Officer
(Principal Executive Officer)


Date: May 18, 1998