Form 10-Q
period 1998-06-30
NEW MEXICO & ARIZONA LAND CO
filed 1998-08-12
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, NO PAR VALUE                        4,617,211
                   Class                          Outstanding at July 24, 1998

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED BALANCE SHEETS

                                                                       UNAUDITED
                                                                         JUNE 30,           December 31,
(in thousands)                                                             1998                 1997
Assets
   Properties, net                                                      $44,528               $46,853
   Commercial real estate loans, net                                     23,364                15,287
   Notes receivable, net                                                  4,165                    93
   Investments in joint ventures                                             11                   411
   Cash and cash equivalents                                              2,611                 6,016
   Other                                                                  1,224                   851
                                                                        -------               -------
Total assets                                                            $75,903               $69,511
                                                                        =======               =======

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                                    $16,632               $12,503
   Accounts payable and accrued liabilities                               2,714                 1,646
   Deferred revenue                                                       4,233                 4,742
   Deferred income taxes                                                  4,608                 5,361
                                                                        -------               -------
   Total liabilities                                                     28,187                24,252
                                                                        -------               -------
Non-controlling  interests                                                1,849                 1,793
                                                                        -------               -------

Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued                                                 -                     -
   Common stock, no par value; 30,000,000 shares
      authorized; 4,617,211(1) and 3,847,982 shares
      issued and outstanding at June 30, 1998
      and December 31, 1997, respectively                                35,341                24,572
Retained earnings                                                        10,526                18,894
                                                                        -------               -------
   Total shareholders' equity                                            45,867                43,466
                                                                        -------               -------
Total liabilities and shareholders' equity                              $75,903               $69,511
                                                                        =======               =======

See accompanying Notes to Consolidated Financial Statements.

(1) Includes the effect of a 20% stock dividend paid July 10, 1998 to shareholders of record June 10, 1998.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Three months ended June 30,   Six months ended June 30,
(in thousands, except per share data)                         1998          1997            1998         1997
----------------------------------------------------------------------------------------------------------------
Revenue:
  Property sales                                           $ 3,884        $ 2,277        $ 9,171      $ 4,250
  Property rentals                                             745            784          1,485        1,562
  Commercial real estate lending                               991            234          1,618          487
  Investment income                                             79             76            158          116
  Other                                                         94             57            168          137
----------------------------------------------------------------------------------------------------------------
                                                             5,793          3,428         12,600        6,552
----------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of property sales                                     2,570          1,318          5,948        2,428
  Property rentals                                             251            310            489          614
  Commercial real estate lending                               145              -            261            -
  General and administrative                                   673            460          1,228          860
  Interest                                                     311            262            579          516
  Depreciation, depletion and amortization                     152            122            316          241
----------------------------------------------------------------------------------------------------------------
                                                             4,102          2,472          8,821        4,659
----------------------------------------------------------------------------------------------------------------

Income Before Joint Ventures, Non-controlling
   Interests and Income Taxes                                1,691            956          3,779        1,893
Gain from joint ventures                                       447             15            452           31
Non-controlling interests                                     (146)          (177)          (256)        (320)
----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                   1,992            794          3,975        1,604
Income taxes                                                   781            318          1,574          644
----------------------------------------------------------------------------------------------------------------
Net Income                                                 $ 1,211        $   476        $ 2,401      $   960
================================================================================================================
Net income per Share of Common Stock(1)(2)
     Basic                                                 $  0.26        $  0.12        $  0.52      $  0.24
     Diluted                                               $  0.26        $  0.12        $  0.52      $  0.24
================================================================================================================
Weighted Average Number of Common Shares(1)(2)
     Basic                                                   4,617          3,976          4,617        3,976
     Diluted                                                 4,617          3,976          4,617        3,976
================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

(1) Prior year restated to include the effect of a 10% stock dividend paid July 18, 1997 and a 20% stock dividend paid July 10, 1998 to shareholders of record June 10, 1998.
(2) Current year includes the effect of a 20% stock dividend paid July 10, 1998 to shareholders of record June 10, 1998.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,
(in thousands)                                                           1998                   1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Net income                                                          $    2,401                 $  960
Gain from sales of investment properties                                  (670)                (1,102)
Non-cash items included above:
   Depreciation, depletion and amortization                                316                    241
   Deferred revenue                                                     (1,504)                  (666)
   Deferred income taxes                                                  (753)                  (142)
   Gain from joint ventures                                               (452)                   (31)
   Non-controlling  interests                                              256                    320
Net change in:
   Receivables                                                            (148)                   (85)
   Properties under development                                            589                    (15)
   Other assets                                                           (373)                  (172)
   Accounts payable and accrued liabilities                              1,068                    266
--------------------------------------------------------------------------------------------------------
Net cash flows provided by/(used in) operating activities                  730                   (426)
--------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES:
   Additions to properties                                              (2,095)                (4,003)
   Proceeds from sale of properties                                      1,541                  1,101
   Distributions from joint ventures                                       852                     22
   Proceeds from commercial real estate loans                            3,476                    862
   Additions to commercial real estate loans                           (11,838)                     -
--------------------------------------------------------------------------------------------------------
Net cash flows provided by/(used in) investing activities               (8,064)                (2,018)
--------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                                    6,083                    637
   Payments of debt                                                     (1,954)                (1,801)
   Distributions to non-controlling partners                              (200)                   (50)
--------------------------------------------------------------------------------------------------------
Net cash flows provided by/(used in) financing activities                3,929                 (1,214)
--------------------------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                             (3,405)                (3,658)
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                         6,016                  7,142
--------------------------------------------------------------------------------------------------------
cash equivalents at end of period                                       $2,611                 $3,484
========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that the accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1997 annual report on Form 10-K

2. The results of operations for the three months and six months ended June 30, 1998 and 1997, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, Bridge Financial Corporation, NZ Properties, Inc., NZ Development Corporation, NZU Inc. and Great Vacations International Inc., along with joint ventures in which the Company holds a majority ownership.

        The receivables of Bridge Financial Corporation are shown on the consolidated balance sheets as Commercial real estate loans, net. The category Notes receivable, net on the consolidated balance sheets consists primarily of receivables created in connection with the sale of land. Such notes receivable bear interest at various rates and are secured by the property sold.

4.      Certain amounts have been reclassified for comparative purposes.

5. Net income per share computations are based on the weighted average number of shares outstanding of 4,617,211 and 3,976,214 in 1998 and 1997 respectively.

6. On May 8, 1998 the Company declared a 20% stock dividend, which was paid July 10, 1998 to shareholders of record as of June 10, 1998. The net income per share and weighted average shares outstanding reported in the financial statements include the effect of this dividend for all periods presented.

7. During the six months ended June 30, 1998 the Company sold land in exchange for cash and $3,924,000 in notes receivable. Approximately $1,280,000 of the profit on these sales has been deferred.

8. In connection with a January 1, 1998 modification to the historical contractual relationship the Company has had with the real estate broker retained to sell 40-acre parcels, the Company re-evaluated the portion of the sales price of those parcels which was carried in deferred revenue and recognized approximately $1,120,000 of such deferred revenue in the three-month period ended March 31, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        For the six months ended June 30, 1998, net income was $ 2,401,000 ($0.52 per share) compared to $960,000 ($0.24 per share) for the same period in 1997. Pre-tax earnings from property sales were up approximately $1,401,000 for the six month period ended June 30, 1998 as compared to the same period in 1997. For the same periods, pre-tax earnings from commercial real estate lending were up approximately $870,000. For 1997, pre-tax earnings from commercial real estate lending were generated primarily from the Company's portfolio of receivables created in connection with the 40-acre parcel sales program. In connection with the closing of a sale of a 108-acre parcel in Scottsdale, Arizona in March, 1998 an additional $870,000 of pre-tax earnings from property sales was deferred and is expected to be recognized in earnings during the year and during next year. In connection with a January 1, 1998 modification to the historical contractual relationship the Company has had with the real estate broker retained to sell 40-acre parcels, the Company re-evaluated the portion of the sales price of those parcels which was carried in deferred revenue, and recognized approximately $1,120,000 of such deferred revenue during the three months ended March 31, 1998. General and administrative expenses are higher primarily due to increased legal and accounting costs.

        The managed portfolio of Bridge Financial Corporation stood at $ 65.5 million as of June 30, 1998, of which $41.5 million was participated with other lenders and $23.4 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.3 million) was recorded in the Company's books. As of July 27, 1998 the managed portfolio is $53.4 million, of which $32.2 million is participated and $20.6 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.3 million) is recorded in the Company's books. The decrease from June 30 to July 27 is due to temporary timing differences between the pay-off of certain loans and the finalization of documents and conditions prior to funding new loans which are approved and pending. This compares to a December 31, 1997 managed portfolio of $ 34.0 million, of which $17.8 million was participated and $15.3 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million) was recorded in the Company's books.

        The Company's four apartment complexes in New Mexico are in escrow and are expected to close during the third and fourth quarters of 1998. In addition, the Company has recently opened escrows to sell its properties at Menaul and Broadway, Spain and Juan Tabo, Ray and McClintock, and Continental and Frontage. Approximately 3,500 acres of land in Fremont County, Colorado are also in escrow to be sold. The sales are scheduled to close at various times through the first quarter of 1999. The buyers of certain of these properties may still have exercisable rights under the sales contracts to cancel without penalty. Those cancellation rights expire at various times prior to the close of escrow.

         On June 30, 1998 the Company closed escrow on the sale of two separate parcels totaling approximately 4,200 acres in Fremont County, Colorado. On June 30, 1998

Airpark Associates, a joint venture in which the Company has a 50% interest, closed escrow on the sale of the office building it owns. The property in Flagstaff, Arizona located at Zuni and Walapai Streets, closed escrow on April 27, 1998. On May 11, 1998 the buyer on the Cottonwood property, which was previously reported to have been in escrow, exercised its rights under the sales contract to cancel the agreement.

        The borrower under one of the Company's commercial real estate loans has defaulted on various of its obligations, including the obligation to make certain monthly payments and the obligation to pay the principal amount at maturity. The Company has had a receiver appointed by the court to operate the property, and has filed a notice of trustee's sale in order to foreclose on the property in accordance with the loan documents. The fair market value of the property is in excess of the loan amount, and the Company does not expect to incur any losses with respect to this loan.

LIQUIDITY AND CAPITAL RESOURCES

         The real estate lending business will require large amounts of capital in order for the Company to be an effective competitor in the market. Management estimates that during the 1998 fiscal year, approximately $80 million of capital will be required to fund anticipated volume in the Company's managed portfolio. The sources of this capital include internally generated cash flow, borrowing on lines of credit and warehouse lines, and participants or other joint funding sources. In addition, the Company will require cash for working capital, for continuing development work on existing real estate projects and for projects that may be acquired through tax-deferred exchanges. (See "New Business Activity and Change of Principal Business Emphasis" in Item 7 of the Company's 1997 Annual Report on Form 10-K.)

         The Company expects to generate a substantial amount of cash from the sale of real estate over the next 12 months. (See "Results of Operations" above.) This cash will be re-deployed into the lending or development business. Cash will also be generated from principal repayments on maturing loans in the Company's existing loan portfolio. In addition, the Company now uses and intends to continue to use participants or other joint funding sources on certain real estate loans.

         As of June 30, 1998, the Company had a $3 million unsecured revolving line of credit from a commercial bank, to be used for general corporate purposes. On July 2, 1998, the Company signed a new loan agreement with the bank which increased the $3 million line to a new maximum availability of $10 million. The line bears interest at the prime rate and expires in July, 1999. At June 30, 1998 and July 27, 1998, the line had an outstanding balance of $3 million. The line is secured by certain real estate and loan assets of the Company. The line is guaranteed by the Company's three major subsidiaries. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of current assets to current liabilities; a specified minimum excess of current assets over current liabilities; and a specified maximum ratio of total liabilities to tangible net worth. At June 30, 1998 the Company was in compliance with these financial covenants.

          The same commercial bank has made a construction loan to the Company to finance development of the Grove Commons project. The construction loan is for a one year term expiring December 31, 1998, and bears interest at the prime rate. As of June 30, 1998 the loan had an outstanding balance of $1,108,000. As of July 27, 1998 the loan had an outstanding balance of $1,114,000. From a different commercial bank, one of the Albuquerque joint ventures has loan facilities to be utilized for lot development. At June 30, 1998 the aggregate outstanding balance under these loan facilities was $93,000. As of July 27, 1998, there was $74,000 borrowed against these lines of credit.

         In addition to the bank lines, the Company has negotiated with a large non-bank commercial lender to provide a warehouse line of credit to finance the Company's real estate lending activities. This secured revolving facility has been approved by the lender and is currently being documented. The line of credit permits outstanding borrowings of up to $25 million at one time. The line bears interest at rates ranging from LIBOR plus 250 basis points to LIBOR plus 300 basis points, will expire one year from the date the loan documents are signed, and will be secured by certain loan assets of the Company.

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

                           PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the three month period ended June 30, 1998, requiring a response to Items 1 through 5.

Item 6. Exhibits and Reports on Form 8-K.
        (a)   Exhibits
                    Exhibit 27.1, Financial Data Schedule
                    Exhibit 27.2, Restated Financial Data Schedule for 1997

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


Date:     August 11, 1998