Form 10-Q
period 1998-09-30
NEW MEXICO & ARIZONA LAND CO
filed 1998-11-17
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from N/A to N/A .
                                                             ---    ---
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

                                  602/952-8836
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes  X     No
                                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, NO PAR VALUE                       4,617,211
              Class                          Outstanding at November 2, 1998

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED BALANCE SHEETS

                                                        UNAUDITED
                                                     SEPTEMBER 30,   December 31,
(in thousands)                                              1998          1997
--------------------------------------------------------------------------------
Assets
   Properties, net                                        $44,843       $46,853
   Commercial real estate loans, net                       22,631        15,287
   Notes and other receivables, net                         4,060            93
   Investments in joint ventures                               11           411
   Cash and cash equivalents                                2,417         6,016
   Other                                                      966           851
--------------------------------------------------------------------------------
Total assets                                              $74,928       $69,511
================================================================================

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                      $16,946       $12,503
   Accounts payable and accrued liabilities                 1,117         1,646
   Deferred revenue                                         3,994         4,742
   Deferred income taxes                                    4,608         5,361
--------------------------------------------------------------------------------
   Total liabilities                                       26,665        24,252
--------------------------------------------------------------------------------
Non-controlling  interests                                  1,880         1,793
--------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued                                --            --
   Common stock, no par value; 30,000,000 shares
      authorized; 4,617,211(1) and 3,847,982 shares
      issued and outstanding at September 30, 1998
      and December 31, 1997, respectively                  35,341        24,572
Retained earnings                                          11,042        18,894
--------------------------------------------------------------------------------
   Total shareholders' equity                              46,553        43,466
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity                $74,928       $69,511
================================================================================

See accompanying Notes to Consolidated Financial Statements.
(1) Includes the effect of a 20% stock dividend paid July 10, 1998.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three months ended              Nine months ended
                                                            September 30,                  September 30,
(in thousands, except per share data)                   1998            1997            1998            1997
------------------------------------------------------------------------------------------------------------
Revenue:
  Property sales                                     $   426        $  4,711        $  9,598        $  8,961
  Property rentals                                       745             761           2,230           2,323
  Commercial real estate lending                       1,047             237           2,665             724
  Investment income                                      137              55             294             171
  Other                                                  405              59             568             196
------------------------------------------------------------------------------------------------------------
                                                       2,760           5,823          15,355          12,375
------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of property sales                                 167           3,138           6,115           5,566
  Property rentals                                       245             287             734             901
  Commercial real estate lending                         139            --               399            --
  General and administrative                             881             461           2,110           1,321
  Interest                                               350             253             929             769
  Depreciation, depletion and amortization               173             123             490             364
------------------------------------------------------------------------------------------------------------

                                                       1,955           4,262          10,777           8,921
------------------------------------------------------------------------------------------------------------

Income Before Joint Ventures, Non-controlling
   Interests and Income Taxes                            805           1,561           4,578           3,454
Gain from joint ventures                                  63               9             520              40
Non-controlling interests                                (31)           (281)           (287)           (601)
------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                               837           1,289           4,811           2,893
Income taxes                                             320             508           1,894           1,152
------------------------------------------------------------------------------------------------------------
Net Income                                           $   517        $    781        $  2,917        $  1,741
============================================================================================================

Net income per Share of Common Stock(1)(2)
     Basic                                           $   ,11        $   0.20        $    .63        $   0.44
     Diluted                                         $   .11        $   0.20        $    .63        $   0.44
============================================================================================================
Weighted Average Number of Common Shares(1)(2)
     Basic                                             4,617           3,976           4,617           3,976
     Diluted                                           4,624           3,976           4,622           3,976
============================================================================================================


See accompanying Notes to Consolidated Financial Statements.

(1) Prior year restated to include the effect of a 10% stock dividend paid July 18, 1997 and a 20% stock dividend paid July 10, 1998.
(2) Current year includes the effect of a 20% stock dividend paid July 10, 1998.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30,
(in thousands)                                                     1998            1997
---------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Net income                                                      $  2,917        $ 1,741
Gain from sales of investment properties                            (700)          (659)
Non-cash items included above:
   Depreciation, depletion and amortization                          490            364
   Deferred revenue                                               (1,999)          (769)
   Deferred income taxes                                            (753)          (232)
   Gain from joint ventures                                         (520)           (40)
   Non-controlling  interests                                        287            601
Net change in:
   Receivables                                                       (43)           (68)
   Properties under development                                      401            760
   Other assets                                                     (115)        (1,122)
   Accounts payable and accrued liabilities                         (529)           366
---------------------------------------------------------------------------------------
Net cash flows provided by/(used in) operating activities           (564)           942
---------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES:
   Additions to properties                                        (2,538)        (5,114)
   Proceeds from sale of properties                                1,684          2,843
   Distributions from joint ventures                                 920             33
   Proceeds from commercial real estate loans                      7,759          1,199
   Additions to commercial real estate loans                     (15,103)          --
---------------------------------------------------------------------------------------
Net cash flows provided by/(used in) investing activities         (7,278)        (1,039)
---------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                              7,146            944
   Payments of debt                                               (2,703)        (3,467)
   Distributions to non-controlling partners                        (200)          (396)
---------------------------------------------------------------------------------------
Net cash flows provided by/(used in) financing activities          4,243         (2,919)
---------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                       (3,599)        (3,016)
---------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                   6,016          7,142
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $  2,417        $ 4,126
=======================================================================================


See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that the accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1997 annual report on Form 10-K.

2. The results of operations for the three months and nine months ended September 30, 1998 and 1997 are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, Bridge Financial Corporation, NZ Properties, Inc., NZ Development Corporation, NZU Inc. and Great Vacations International, Inc., along with joint ventures in which the Company holds a majority ownership.

        The receivables of Bridge Financial Corporation are shown on the consolidated balance sheets as commercial real estate loans, net. The category Notes and other receivables, net on the consolidated balance sheets consists primarily of receivables created in connection with the sale of land. Such notes receivable bear interest at various rates and are secured by the property sold.

4. Certain amounts have been reclassified from prior year balances to conform with current year presentation for comparative purposes.

5. On May 8, 1998 the Company declared a 20% stock dividend which was paid July 10, 1998 to shareholders of record as of June 10, 1998. The net income per share and weighted average shares outstanding reported in the financial statements include the effect of this dividend for all periods presented.

6. During the nine months ended September 30, 1998, the Company sold land in exchange for cash and $3,924,000 in notes receivable. As of September 30, 1998, approximately $1,251,000 of the profit on these sales is deferred.

7. In connection with a January 1, 1998 modification to the historical contractual relationship the Company has had with the real estate broker retained to sell 40-acre parcels, the Company re-evaluated the portion of the sales price of those parcels which was carried in deferred revenue and recognized approximately $1,120,000 of such deferred revenue in the three-month period ended March 31, 1998.

8. The Company's net income per share for prior periods have been restated to conform with the provisions of SFAS NO. 128. Net income per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Net income per share, assuming dilution, is determined by dividing net income by the weighted average number of common and common equivalent shares (which reflect the effect of stock options) outstanding during the year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        For the nine months ended September 30, 1998, net income was $ 2,917,000 ($0.63 per share) compared to $1,741,000 ($0.44 per share) for the same period in 1997. Pre-tax earnings from property sales were up approximately $88,000 for the nine-month period ended September 30, 1998 as compared to the same period in 1997. For 1998, pre-tax earnings from commercial real estate lending were up approximately $1,542,000 compared to 1997. For 1997, pre-tax earnings from commercial real estate lending were generated primarily from the Company's portfolio of receivables created in connection with the 40-acre parcel sales program.

        For the three months ended September 30, 1998, pre-tax earnings from property sales were down approximately $1,314,000 as compared to the same period in 1997. The decrease is due to the sale of an improved property in the third quarter of 1997 with no such sale in the third quarter of 1998, and a decrease in residential lot sales in Albuquerque, New Mexico. The decline in lot sales is due to a temporary finished lot inventory shortage. Additional inventory is currently under development. During the three months ended September 30, 1998, liquidating distributions were made from the Company's Defined Benefit Retirement Plan which had been previously terminated. Due to an overfunding of the plan, the Company received a distribution, of which approximately $322,000 was recognized as other income during the period. A 20% excise tax on the distribution to the Company is recorded in the Company's books in accounts payable and accrued liabilities.

        In connection with the closing of a sale of a 108-acre parcel in Scottsdale, Arizona in March, 1998 an additional $870,000 of pre-tax earnings from property sales was deferred and is expected to be recognized in earnings next year. In connection with a January 1, 1998 modification to the historical contractual relationship the Company has had with the real estate broker retained to sell 40-acre parcels, the Company re-evaluated the portion of the sales price of those parcels which was carried in deferred revenue, and recognized approximately $1,120,000 of such deferred revenue during the three months ended March 31, 1998. General and administrative expenses are higher primarily due to increased legal, accounting and consulting costs.

        The managed portfolio of Bridge Financial Corporation stood at $59.9 million as of September 30, 1998 of which $36.4 million was participated with other lenders and $22.6 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million) was recorded in the Company's books. As of November 2, 1998, the managed portfolio is $58.8 million of which $35.4 million is participated and $22.5 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million) is recorded in the Company's books. This compares to a December 31, 1997 managed portfolio of $ 34.0 million of which $17.8 million was participated and $15.3 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million) was recorded in the Company's books.

        The Company's four apartment complexes in New Mexico are in escrow and are expected to close during the fourth quarter of 1998. In addition, the Company's properties at Menaul and Broadway in Albuquerque, New Mexico and Continental and Frontage in Green Valley, Arizona are in escrow and expected to close in the first quarter of 1999. The buyers of these properties may still have exercisable rights under the sales contracts to cancel without penalty. Those cancellation rights expire at various times prior to the close of escrow. At various times during the third quarter, the buyers on the Spain and Juan Tabo and Ray and McClintock properties, which were previously reported to have been in escrows, exercised their rights under the sales contracts to cancel the agreements. On October 15, 1998, the Company closed escrow on the sale of approximately 3,500 acres of land in Fremont County, Colorado.

        The Company previously reported a commercial real estate loan to be in default. On October 1, 1998, the Company took possession of the property through a trustee sale. As of September 30, 1998, this loan represented $2,900,000 of the Company's managed portfolio of which $2,080,000 was participated with another lender and $820,000 was recorded in the Company's books under commercial real estate loans. The property is a 170 room hotel located in Phoenix, Arizona. The hotel has been taken out of service and is being refurbished by the Company. The cost of the renovations is estimated to be approximately $900,000. Renovations are expected to be completed by mid-December 1998. The Company has obtained a national chain franchise for the property. The property is being actively marketed for sale, but should the property not be sold by the completion of the renovations the Company will operate the property until it is sold. The fair market value of the property is in excess of the carrying amount in the Company's books, and the Company does not expect to incur any losses with respect to the operation or disposal of the property.

LIQUIDITY AND CAPITAL RESOURCES

         The real estate lending business will require large amounts of capital in order for the Company to be an effective competitor in the market. Management believes that adequate sources of capital are available to fund anticipated growth in the Company's managed portfolio. The sources of this capital include internally generated cash flow, borrowing on lines of credit and warehouse lines, and participants or other joint funding sources. In addition, the Company will require cash for working capital for continuing development work on existing real estate projects and for projects that may be acquired through tax-deferred exchanges. (See "New Business Activity and Change of Principal Business Emphasis" in Item 7 of the Company's 1997 Annual Report on Form 10-K.)

         The Company expects to generate a substantial amount of cash from the sale of real estate over the next nine months. (See "Results of Operations" above.) This cash will be re-deployed into the lending or development business. (See "New Business Activity and Change of Principal Business Emphasis" in Item 7 of the Company's 1997 Annual Report on 10-K.) Cash will also be generated from principal repayments on maturing loans in the Company's existing loan portfolio. In addition, the Company now uses and intends to continue to use participants or other joint funding sources on certain real estate loans.

         As of September 30, 1998, the Company had a revolving line of credit from a commercial bank with a maximum availability of $10 million to be used for general corporate purposes. The line bears interest at the prime rate and expires in July, 1999. At

September 30, 1998 and November 2, 1998, the line had an outstanding balance of $3,800,000. The line is secured by certain real estate and loan assets of the Company. The line is guaranteed by the Company's three major subsidiaries. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of current assets to current liabilities; a specified minimum excess of current assets over current liabilities; and a specified maximum ratio of total liabilities to tangible net worth. At September 30, 1998, the Company was in compliance with these financial covenants.

          The same commercial bank has made a construction loan to the Company to finance development of the Grove Commons project. The construction loan is for a one year term expiring December 31, 1998, and bears interest at the prime rate. As of September 30, 1998, the loan had an outstanding balance of $1,389,000. As of November 2, 1998, the loan had an outstanding balance of $1,399,000. This loan is expected to be renewed upon its maturity. From a different commercial bank, one of the Albuquerque joint ventures has loan facilities to be utilized for lot development. At September 30, 1998, the aggregate outstanding balance under these loan facilities was $15,000. These lines of credit were paid off and closed during the fourth quarter. On October 8, 1998 the Albuquerque joint venture entered into a new loan facility with a different commercial bank to be utilized for lot development. The loan provides for maximum funding of $925,000 and bears interest at the prime rate plus -1/4%. This loan matures on July 1, 1999. As of November 2, 1998, the line had no outstanding balance.

         In addition to the bank lines, Bridge Financial Corporation signed loan documents on September 17, 1998 for a $25 million warehouse line of credit with a large non-bank commercial lender to finance certain portions of Bridge Financial Corporation's real estate lending activities. The line bears interest at rates ranging from LIBOR plus 250 basis points to LIBOR plus 300 basis points and expires September 17, 1999. At September 30, 1998 and November 2, 1998, the line had no outstanding balance. The line is secured by certain loan assets of the Company. This loan contains financial covenants which require Bridge Financial Corporation to maintain a specified minimum tangible net worth; a specified maximum ratio of debt to tangible net worth; and a specified minimum ratio of liquid assets to tangible net worth. At September 30, 1998 Bridge Financial Corporation was in compliance with these financial covenants. This line of credit is guaranteed by the Company.

         The Company may negotiate other credit facilities as needed during 1998 and 1999. The proceeds of any such facilities would be used to fund the Company's real estate lending business and for general corporate purposes.

         The Company also intends to seek qualified joint venture partners to finance any large real estate development projects the Company may undertake. The use of joint venture partners provides a source of development capital, mitigates the Company's risk by sharing it with another party, and gives the Company access to expertise that it might not otherwise have for particular projects.

Year 2000

         The Year 2000 problem is the result of computer programs being written in code which uses two digits rather than four digits to identify a year. These computer programs do not properly recognize a year that begins with "20" instead of the familiar "19" which could cause the computer applications to fail or create erroneous results.

         The Company has implemented a four phase internal plan to address the Year 2000 issue through assessment, development, execution and integration. The plan includes the assessment of information technology ("IT") systems and non-IT systems. Phase I includes learning about Year 2000, identifying and taking inventory of the business environment and assessing the extent to which the Company's business environment will be impacted by the Year 2000 problem. The Company has completed approximately 57% of Phase I and expects to complete Phase I by the end of the fourth quarter. Phase II is the development of a detailed plan to determine the category of readiness for each identified inventory item in Phase I, and the action necessary to bring the identified items in compliance. The Company has completed approximately 39% of Phase II and expects to complete Phase II by the end of the fourth quarter. Phase III plans the time line to execute Phase II including critical data recovery and data transfer procedures. The Company has completed 33% of Phase III and expects to complete Phase III by the end of the second quarter 1999. Phase IV integrates and tests compliance of the inventory items. The Company has completed 25% of Phase IV and expects to complete Phase IV by the end of the third quarter 1999. At this time, the Company estimates costs of remediation will not have a material impact on the Company's financial position or results of operations.

         The Company will be exposed to the risk that third parties the Company deals with may not be Year 2000 compliant, which could cause disruptions in the Company's activities with those third parties and with the Company's relationships with customers, creditors and others. The Company's Year 2000 plan includes an evaluation of these third parties' compliance.

         Based on currently available information, management believes that the most reasonably likely worst-case scenario could result in minor short term business interruptions. The Company's Year 2000 Plan includes an assessment of material third parties' Year 2000 readiness, but the Company cannot be certain as to the actual Year 2000 readiness of the parties or the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition. A contingency plan is expected to be completed by July 1999.

STOCK DIVIDEND

        On May 8, 1998 the Company declared a 20% stock dividend payable July 10, 1998 to shareholders of record on June 10, 1998. The net income per share and weighted average shares outstanding reported in the financial statements include the effect of this dividend for all periods presented.

                           PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the three month period ended September 30, 1998, requiring a response to Items 1 through 5.

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

New Mexico and Arizona Land Company


/s/ Jerome L. Joseph
--------------------
Controller and Treasurer
(Principal Financial Officer)


/s/ R. Randy Stolworthy
-----------------------
President and Chief Executive Officer
(Principal Executive Officer)


Date:  November 6, 1998
       -----------------

                                 Exhibit Index
                                 -------------


Exhibit 27.1           Financial Data Schedule

Exhibit 27.2           Restated Financial Data Schedule for 1997