Form 10-Q/A
period 1998-03-31
NEW MEXICO & ARIZONA LAND CO
filed 1999-04-15
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE                                   3,847,982
           Class                                   Outstanding at April 30, 1998

New Mexico and Arizona Land Company and Subsidiaries                 FORM 10-Q/A

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three months ended March 31,

(in thousands, except per share data)               1998          1997
                                                (As restated.
                                                 See Note 8)
--------------------------------------------------------------------------------
Revenue:
  Property sales                                   $ 4,167      $ 1,973
  Property rentals                                     740          778
  Commercial real estate lending                       627          253
  Investment income                                     79           40
  Other                                                 74           80
--------------------------------------------------------------------------------
                                                     5,687        3,124
--------------------------------------------------------------------------------
Expenses:
  Cost of property sales                             3,378        1,110
  Property rentals                                     238          304
  Commercial real estate lending                       116           --
  General and administrative                           555          400
  Interest                                             268          254
  Depreciation, depletion and amortization             164          119
--------------------------------------------------------------------------------
                                                     4,719        2,187
Income Before Joint Ventures, Non-controlling
   Interests and Income Taxes                          968          937
Gain from joint ventures                                 5           16
Non-controlling  interests                            (110)        (143)
--------------------------------------------------------------------------------
Income Before Income Taxes                             863          810
Income taxes                                           346          326
--------------------------------------------------------------------------------
Net Income                                         $   517      $   484
================================================================================
Net Income per Share of Common Stock(1)
     BASIC                                         $  0.07      $  0.08
     DILUTED                                       $  0.07      $  0.08
================================================================================
Weighted Average Number of Common Shares(1)
     BASIC                                           6,926        6,391
     DILUTED                                         6,930        6,391
================================================================================

See accompanying Notes to Consolidated Financial Statements.

(1) Includes the effect of a 10% stock dividend paid July 18, 1997 and a 20% stock dividend payable July 10, 1998 to shareholders of record June 10, 1998 and a 3 for 2 stock split paid January 15, 1999 to shareholders of record December 31, 1998.

New Mexico and Arizona Land Company and Subsidiaries                 FORM 10-Q/A

CONSOLIDATED BALANCE SHEETS

                                                        UNAUDITED
                                                         MARCH 31,   December 31,
(in thousands, except share data)                          1998         1997
                                                      (As restated.
                                                       See Note 8.)
--------------------------------------------------------------------------------
Assets
   Properties, net                                         $45,912    $46,853
   Commercial real estate loans, net                        19,973     15,287
   Receivables, net                                          2,810         93
   Investments in joint ventures                               401        411
   Cash and cash equivalents                                 4,485      6,016
   Other                                                       884        851
--------------------------------------------------------------------------------
Total assets                                               $74,465    $69,511
================================================================================

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                       $15,679    $12,503
   Accounts payable and accrued liabilities                  3,438      1,646
   Deferred revenue                                          5,520      4,742
   Deferred income taxes                                     3,988      5,361
--------------------------------------------------------------------------------
   Total liabilities                                        28,625     24,252
--------------------------------------------------------------------------------
Non-controlling  interests                                   1,857      1,793
--------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued                                   --         --
   Common stock, no par value; 30,000,000 shares
      authorized; 6,925,636(1) and 3,847,982 shares (pre-split)
      issued and outstanding at March 31, 1998
      and December 31, 1997, respectively                   24,572     24,572
Retained earnings                                           19,411     18,894
--------------------------------------------------------------------------------
   Total shareholders' equity                               43,983     43,466
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $74,465    $69,511
================================================================================

See accompanying Notes to Consolidated Financial Statements.

(1) Includes the effect of a 20% stock dividend payable July 10, 1998 to shareholders of record June 10, 1998 and a 3 for 2 stock split paid
January 15, 1999 to shareholders of record December 31, 1998.

New Mexico and Arizona Land Company and Subsidiaries                 FORM 10-Q/A

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31,

(in thousands)                                                     1998            1997
                                                              (As restated.
                                                               See note 8.)
-----------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Net income                                                       $   517         $   484
Gain from sales of investment properties                            (117)             (2)
Non-cash items included above:
   Depreciation, depletion and amortization                          164             119
   Deferred revenue                                                1,051            (375)
   Deferred income taxes                                          (1,373)           (138)
   Gain from joint ventures                                           (5)            (16)
   Non-controlling  interests                                        110             143
Net change in:
   Receivables                                                    (2,717)            (96)
   Properties under development                                    1,993              18
   Other assets                                                      (33)            (16)
   Accounts payable and accrued liabilities                        1,792             391
-----------------------------------------------------------------------------------------
Net cash flows provided by/(used in) operating activities          1,382             512
-----------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES:
   Additions to properties                                        (1,538)           (679)
   Proceeds from sale of properties                                  439               2
   Distributions from joint ventures                                  15              --
   Proceeds from commercial real estate loans                      1,419             407
   Additions to commercial real estate loans                      (6,378)             --
-----------------------------------------------------------------------------------------
Net cash flows provided by/(used in) investing activities         (6,043)           (270)
-----------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                              4,255             181
   Payments of debt                                               (1,079)           (803)
   Distributions to non-controlling partners                         (46)             --
-----------------------------------------------------------------------------------------
Net cash flows provided by/(used in) financing activities          3,130            (622)
-----------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                       (1,531)           (380)
-----------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                   6,016           7,142
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $ 4,485         $ 6,762
=========================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                 FORM 10-Q/A


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

4. Certain prior period amounts have been reclassified for comparative purposes.

5. Net income per share computations are based on the weighted average number of shares outstanding of 6,926,000 (basic) and 6,930,000 (diluted) in 1998 and 6,391,000 (basic and diluted) in 1997.

6. On May 8, 1998 the Company declared a 20% stock dividend payable July 10, 1998 to shareholders of record as of June 10, 1998. On November 23, 1998 the Company declared a 3-for-2 stock split payable January 15, 1999 to shareholders of record as of December 31, 1998. The net income per share and weighted average shares outstanding reported in the financial statements include the effect of the dividend and the split for all periods presented.

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

8. As previously reported in the Company's Form 10-Q for the quarter ended March 31, 1998, the Company changed its historical contractual relationship with the brokerage firm which sells 40-acre parcels of land for the Company. As a result of that change of circumstances the Company originally determined that such change resulted in the recognition of revenue of $1,120,000 in the first quarter. The Company recognized such revenue and reduced deferred revenue by a like amount. The Company has subsequently determined that such change did not result in the culmination of an earnings process and has corrected this accounting by restating the financial statements to defer the revenue previously recognized in the first quarter of 1998. The deferred revenue will be recognized in future periods.

      A summary of the significant effects of the restatement is as follows:


                                                            1998

                                                As previously
                                                  reported       As restated
--------------------------------------------------------------------------------
AT MARCH 31,
  Deferred revenue                                 $ 4,400         $ 5,520
  Deferred income taxes                              4,435           3,988
  Retained earnings                                 20,084          19,411
  Total shareholders equity                         44,656          43,983

FOR THE THREE MONTHS ENDED MARCH 31,
  Revenues                                           6,807           5,687
  Income before income taxes                         1,983             863
  Income taxes                                         793             346
  Net income                                         1,190             517
  Basic earnings per share                            0.17            0.07
  Diluted earnings per share                          0.17            0.07
--------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


     As previously reported in the Company's Form 10-Q for the quarter ended March 31, 1998, the Company changed its historical contractual relationship with the brokerage firm which sells 40-acre parcels of land for the Company. As a result of that change of circumstances the Company originally determined that such change resulted in the recognition of revenue of $1,120,000 in the first quarter. The Company recognized such revenue and reduced deferred revenue by a like amount. The Company has subsequently determined that such change did not result in the culmination of an earnings process and has corrected this accounting by restating the financial statements to defer the revenue previously recognized in the first quarter of 1998. The deferred revenue will be recognized in future periods.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

RESULTS OF OPERATIONS
---------------------


     For the three months ended March 31, 1998, net income was $ 517,000 ($0.07 per share) compared to $484,000 ($0.08 per share) for the same period in 1997. Pre-tax earnings from property sales were down slightly, by $74,000, for the three month period ended March 31, 1998 as compared to the same period in 1997. In connection with the closing of a sale of a 108-acre parcel in Scottsdale, Arizona in March, 1998 an additional $870,000 of pre-tax earnings from property sales has been deferred and is expected to be recognized in earnings during the year. General and administrative expenses are slightly higher primarily due to increased legal and accounting costs.


     The managed portfolio of Bridge Financial Corporation stood at $55.4 million as of March 31, 1998, of which $34.6 million was participated with other lenders and $20.0 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.5 million) was recorded in the Company's books. As of April 30, 1998 the managed portfolio is $ 62.1 million, of which $40.1 million is participated and $21.0 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.7 million) is recorded in the Company's books. This compares to a December 31, 1997 managed portfolio of $34.0 million, of which $17.8 million was participated and $15.3 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million) was recorded in the Company's books.

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

SUBSEQUENT EVENT - STOCK DIVIDEND
---------------------------------


     On May 8, 1998 the Company declared a 20% stock dividend payable July 10, 1998 to shareholders of record on June 10, 1998. On November 23, 1998 the Company declared a 3-for-2 stock split payable January 15, 1999 to shareholders of record as of December 31, 1998. The net income per share and weighted average shares outstanding reported in the financial statements include the effect of the dividend and the split for all periods presented.



                           PART II - OTHER INFORMATION
                           ---------------------------

There were no proceedings, changes, occurrences or other matters occurring during the three month period ended March 31, 1998, requiring a response to Items 1 through 5.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

               Exhibit 27.1, Financial Data Schedule
               Exhibit 27.2, Revised Financial Data Schedule for 1997

     (b)  No reports on Form 8-K were filed during the reporting quarter.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

New Mexico and Arizona Land Company


/s/Jerome L. Joseph
-------------------------------------
Controller and Treasurer
(Principal Financial Officer)


/s/R. Randy Stolworthy
-------------------------------------
President and Chief Executive Officer
(Principal Executive Officer)


Date: April 12, 1999
      --------------