Form 10-Q/A
period 1998-06-30
NEW MEXICO & ARIZONA LAND CO
filed 1999-04-15
CIK 71478

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

CONSOLIDATED BALANCE SHEETS

                                                            UNAUDITED
                                                             JUNE 30,        December 31,
                                                               1998              1997
                                                          (As restated.
(in thousands, except share data)                          See Note 8.)
-----------------------------------------------------------------------------------------
Assets
   Properties, net                                            $44,528            $46,853
   Commercial real estate loans, net                           23,364             15,287
   Notes receivable, net                                        4,165                 93
   Investments in joint ventures                                   11                411
   Cash and cash equivalents                                    2,611              6,016
   Other                                                        1,224                851
-----------------------------------------------------------------------------------------
Total assets                                                  $75,903            $69,511
=========================================================================================

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                          $16,632            $12,503
   Accounts payable and accrued liabilities                     2,714              1,646
   Deferred revenue                                             5,353              4,742
   Deferred income taxes                                        4,161              5,361
-----------------------------------------------------------------------------------------
   Total liabilities                                           28,860             24,252
-----------------------------------------------------------------------------------------
Non-controlling  interests                                      1,849              1,793
-----------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued                                      --                 --
   Common stock, no par value; 30,000,000 shares
      authorized; 6,925,636(1) and 3,847,982 shares (pre-split)
      issued and outstanding at June 30, 1998
      and December 31, 1997, respectively                      35,341             24,572
Retained earnings                                               9,853             18,894
-----------------------------------------------------------------------------------------
   Total shareholders' equity                                  45,194             43,466
-----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                    $75,903            $69,511
=========================================================================================

See accompanying Notes to Consolidated Financial Statements.
(1) Includes the effect of a 20% stock dividend paid July 10, 1998 to shareholders of record June 10, 1998 and a 3 for 2 stock split payable January 15, 1999 to shareholders of record December 31, 1998.

New Mexico and Arizona Land Company and Subsidiaries                 FORM 10-Q/A

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Three months ended June 30,    Six months ended June 30,
                                                      1998           1997           1998            1997
                                                                                 (As restated.
(in thousands, except per share data)                                            See note 8.)
----------------------------------------------------------------------------------------------------------

Revenue:
  Property sales                                    $  3,884       $  2,277       $  8,051       $  4,250
  Property rentals                                       745            784          1,485          1,562
  Commercial real estate lending                         991            234          1,618            487
  Investment income                                       79             76            158            116
  Other                                                   94             57            168            137
----------------------------------------------------------------------------------------------------------
                                                       5,793          3,428         11,480          6,552
----------------------------------------------------------------------------------------------------------

Expenses:
  Cost of property sales                               2,570          1,318          5,948          2,428
  Property rentals                                       251            310            489            614
  Commercial real estate lending                         145             --            261             --
  General and administrative                             673            460          1,228            860
  Interest                                               311            262            579            516
  Depreciation, depletion and amortization               152            122            316            241
----------------------------------------------------------------------------------------------------------
                                                       4,102          2,472          8,821          4,659
----------------------------------------------------------------------------------------------------------

Income Before Joint Ventures, Non-controlling
   Interests and Income Taxes                          1,691            956          2,659          1,893
Gain from joint ventures                                 447             15            452             31
Non-controlling interests                               (146)          (177)          (256)          (320)
----------------------------------------------------------------------------------------------------------

Income Before Income Taxes                             1,992            794          2,855          1,604
Income taxes                                             781            318          1,127            644
----------------------------------------------------------------------------------------------------------

Net Income                                          $  1,211       $    476       $  1,728       $    960
==========================================================================================================

Net income per Share of Common Stock(1)
     Basic                                          $   0.17       $   0.07       $   0.24       $   0.15
     Diluted                                        $   0.17       $   0.07       $   0.24       $   0.15
==========================================================================================================

Weighted Average Number of Common Shares(1)
     Basic                                             6,926          6,391          6,926          6,391
     Diluted                                           6,934          6,391          6,934          6,591
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.
(1) Includes the effect of a 10% stock dividend paid July 18, 1997 and a 20% stock dividend paid July 10, 1998 to shareholders of record June 10, 1998, and a 3 for 2 stock split payable January 15, 1999 to shareholders of record December 31, 1998.

New Mexico and Arizona Land Company and Subsidiaries                 FORM 10-Q/A

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30,

                                                                  1998           1997
                                                              (As restated.
(in thousands)                                                See Note 8.)
---------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Net income                                                     $  1,728       $    960
Gain from sales of investment properties                           (670)        (1,102)
Non-cash items included above:
   Depreciation, depletion and amortization                         316            241
   Deferred revenue                                                (384)          (666)
   Deferred income taxes                                         (1,200)          (142)
   Gain from joint ventures                                        (452)           (31)
   Non-controlling  interests                                       256            320
Net change in:
   Receivables                                                     (148)           (85)
   Properties under development                                     589            (15)
   Other assets                                                    (373)          (172)
   Accounts payable and accrued liabilities                       1,068            266
---------------------------------------------------------------------------------------
Net cash flows provided by/(used in) operating activities           730           (426)
---------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES:
   Additions to properties                                       (2,095)        (4,003)
   Proceeds from sale of properties                               1,541          1,101
   Distributions from joint ventures                                852             22
   Proceeds from commercial real estate loans                     3,476            862
   Additions to commercial real estate loans                    (11,838)            --
---------------------------------------------------------------------------------------
Net cash flows provided by/(used in) investing activities        (8,064)        (2,018)
---------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                             6,083            637
   Payments of debt                                              (1,954)        (1,801)
   Distributions to non-controlling partners                       (200)           (50)
---------------------------------------------------------------------------------------
Net cash flows provided by/(used in) financing activities         3,929         (1,214)
---------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                      (3,405)        (3,658)
---------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                  6,016          7,142
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $  2,611       $  3,484
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

5. Net income per share computations are based on the weighted average number of shares outstanding of 6,926,000 (basic) and 6,934,000 (diluted) in 1998 and 6,391,000 (basic and diluted) in 1997.

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

8. As previously reported in the Company's Form 10-Q for the quarter ended March 31, 1998, the Company changed its historical contractual relationship with the brokerage firm which sells 40-acre parcels of land for the Company. The Company originally determined that such change resulted in the recognition of revenue in such period. The Company has subsequently determined that such change did not result in the culmination of an earnings process and the Company has corrected this accounting by deferring the revenue previously recognized in the first quarter of 1998. The deferred revenue will be recognized in future periods. As a result of the restatement of the first quarter 1998 results, net income and earnings per share (basic and diluted) for the six months ended June 30, 1998 have been reduced from $2,401,000 and $0.34, respectively, to $1,728,000 and $0.24, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         As previously reported in the Company's Form 10-Q for the quarter ended March 31, 1998, the Company changed its historical contractual relationship with the brokerage firm which sells 40-acre parcels of land for the Company. The Company originally determined that such change resulted in the recognition of revenue in such period. The Company has subsequently determined that such change did not result in the culmination of an earnings process and the Company has corrected this accounting by deferring the revenue previously recognized in the first quarter of 1998. The deferred revenue will be recognized in future periods. As a result of the restatement of the first quarter 1998 results, net income and earnings per share (basic and diluted) for the six months ended June 30, 1998 have been reduced from $2,401,000 and $0.34, respectively, to $1,728,000 and $0.24, respectively.


RESULTS OF OPERATIONS


         For the six months ended June 30, 1998, net income was $1,728,000 ($0.24 per share) compared to $960,000 ($0.15 per share) for the same period in 1997. Pre-tax earnings from property sales were up approximately $281,000 for the six month period ended June 30, 1998 as compared to the same period in 1997. For the same periods, pre-tax earnings from commercial real estate lending were up approximately $870,000. For 1997, pre-tax earnings from commercial real estate lending were generated primarily from the Company's portfolio of receivables created in connection with the 40-acre parcel sales program. In connection with the closing of a sale of a 108-acre parcel in Scottsdale, Arizona in March, 1998 an additional $870,000 of pre-tax earnings from property sales was deferred and is expected to be recognized in earnings during the year and during next year. General and administrative expenses are higher primarily due to increased legal and accounting costs.


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

New Mexico and Arizona Land Company


/s/ Jerome L. Joseph
-------------------------------------
Controller and Treasurer
(Principal Financial Officer)


/s/ R. Randy Stolworthy
-------------------------------------
President and Chief Executive Officer
(Principal Executive Officer)


Date:   April 12, 1999
     -------------------