Form 10-Q/A
period 1998-09-30
NEW MEXICO & ARIZONA LAND CO
filed 1999-04-15
CIK 71478

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, NO PAR VALUE                 4,617,211
               Class                    Outstanding at November 2,1998

New Mexico and Arizona Land Company and Subsidiaries                FORM 10-Q/A

CONSOLIDATED BALANCE SHEETS

                                                                UNAUDITED
                                                               SEPTEMBER 30,       December 31,
                                                                   1998               1997
                                                              (As restated.
(in thousands, except share data)                              See Note 8.)
-----------------------------------------------------------------------------------------------
Assets
   Properties, net                                                $44,843            $46,853
   Commercial real estate loans, net                               22,631             15,287
   Notes and other receivables, net                                 4,060                 93
   Investments in joint ventures                                       11                411
   Cash and cash equivalents                                        2,417              6,016
   Other                                                              966                851
-----------------------------------------------------------------------------------------------
Total assets                                                      $74,928            $69,511
===============================================================================================

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                              $16,946            $12,503
   Accounts payable and accrued liabilities                         1,117              1,646
   Deferred revenue                                                 5,114              4,742
   Deferred income taxes                                            4,161              5,361
-----------------------------------------------------------------------------------------------
   Total liabilities                                               27,338             24,252
-----------------------------------------------------------------------------------------------
Non-controlling  interests                                          1,880              1,793
-----------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued                                          --                 --
   Common stock, no par value; 30,000,000 shares
      authorized; 6,925,636(1) and 3,847,982 shares (pre-split)
      issued and outstanding at September 30, 1998
      and December 31, 1997, respectively                          35,341             24,572
Retained earnings                                                  10,369             18,894
-----------------------------------------------------------------------------------------------
   Total shareholders' equity                                      45,710             43,466
-----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $74,928            $69,511
===============================================================================================


See accompanying Notes to Consolidated Financial Statements.

(1) Includes the effect of a 20% stock dividend paid July 10, 1998 to shareholders of record June 10, 1998 and a 3 for 2 stock split payable January 15, 1999 to shareholders of record December 31, 1998.

New Mexico and Arizona Land Company and Subsidiaries                FORM 10-Q/A

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Three months ended                         Nine months ended
                                                                   September 30,                             September 30,
                                                            1998                 1997                 1998                 1997
                                                                                              (As restated.
(in thousands, except per share data)                                                          See Note 8.)
----------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Property sales                                          $    426             $  4,711             $  8,478             $  8,961
  Property rentals                                             745                  761                2,230                2,323
  Commercial real estate lending                             1,047                  237                2,665                  724
  Investment income                                            137                   55                  294                  171
  Other                                                        405                   59                  568                  196
----------------------------------------------------------------------------------------------------------------------------------
                                                             2,760                5,823               14,235               12,375
----------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of property sales                                       167                3,138                6,115                5,566
  Property rentals                                             245                  287                  734                  901
  Commercial real estate lending                               139                   --                  399                   --
  General and administrative                                   881                  461                2,110                1,321
  Interest                                                     350                  253                  929                  769
  Depreciation, depletion and amortization                     173                  123                  490                  364
----------------------------------------------------------------------------------------------------------------------------------
                                                             1,955                4,262               10,777                8,921
----------------------------------------------------------------------------------------------------------------------------------

Income Before Joint Ventures, Non-controlling
   Interests and Income Taxes                                  805                1,561                3,458                3,454
Gain from joint ventures                                        63                    9                  520                   40
Non-controlling interests                                      (31)                (281)                (287)                (601)
----------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                     837                1,289                3,691                2,893
Income taxes                                                   320                  508                1,447                1,152
----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                $    517             $    781             $  2,244             $  1,741
==================================================================================================================================
Net income per Share of Common Stock(1)
     Basic                                                $   0.07             $   0.12             $   0.31             $   0.27
     Diluted                                              $   0.07             $   0.12             $   0.31             $   0.27
==================================================================================================================================
Weighted Average Number of Common Shares(1)
     Basic                                                   6,926                6,391                6,926                6,391
     Diluted                                                 6,933                6,391                6,933                6,391
==================================================================================================================================


See accompanying Notes to Consolidated Financial Statements.

(1) Includes the effect of a 10% stock dividend paid July 18, 1997 and a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split payable January 15, 1999 to shareholders of record December 31, 1998.

New Mexico and Arizona Land Company and Subsidiaries                FORM 10-Q/A

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine months ended September 30,

                                                                                             1998                 1997
                                                                                        (As restated.
(in thousands)                                                                           See Note 8.)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Net income                                                                                $  2,244             $  1,741
Gain from sales of investment properties                                                      (700)                (659)
Non-cash items included above:
   Depreciation, depletion and amortization                                                    490                  364
   Deferred revenue                                                                           (878)                (769)
   Deferred income taxes                                                                    (1,201)                (232)
   Gain from joint ventures                                                                   (520)                 (40)
   Non-controlling  interests                                                                  287                  601
Net change in:
   Receivables                                                                                 (43)                 (68)
   Properties under development                                                                401                  760
   Other assets                                                                               (115)              (1,122)
   Accounts payable and accrued liabilities                                                   (529)                 366
--------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by/(used in) operating activities                                     (564)                 942
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES:
   Additions to properties                                                                  (2,538)              (5,114)
   Proceeds from sale of properties                                                          1,684                2,843
   Distributions from joint ventures                                                           920                   33
   Proceeds from commercial real estate loans                                                7,759                1,199
   Additions to commercial real estate loans                                               (15,103)                  --
--------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by/(used in) investing activities                                   (7,278)              (1,039)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                                                        7,146                  944
   Payments of debt                                                                         (2,703)              (3,467)
   Distributions to non-controlling partners                                                  (200)                (396)
--------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by/(used in) financing activities                                    4,243               (2,919)
--------------------------------------------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                                                 (3,599)              (3,016)
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                             6,016                7,142
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $  2,417             $  4,126
==========================================================================================================================


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

     The receivables of Bridge Financial Corporation are shown on the consolidated balance sheets as commercial real estate loans, net. The category Notes and other receivables, net on the consolidated balance sheets, consists primarily of receivables created in connection with the sale of land. Such notes receivable bear interest at various rates and are secured by the property sold.

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

8. As previously reported in the Company's Form 10-Q for the quarter ended March 31, 1998, the Company changed its historical contractual relationship with the brokerage firm which sells 40-acre parcels of land for the Company. The Company originally determined that such change resulted in the recognition of revenue in such period. The Company has subsequently determined that such change did not result in the culmination of an earnings process and the Company has corrected this accounting by deferring the revenue previously recognized in the first quarter of 1998. The deferred revenue will be recognized in future periods. As a result of the restatement of the first quarter 1998 results, net income and earnings per share (basic and diluted) for the nine months ended September 30, 1998 have been reduced from $2,917,000 and $0.41, respectively to $2,244,000 and $0.31, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     As previously reported in the Company's Form 10-Q for the quarter ended March 31, 1998, the Company changed its historical contractual relationship with the brokerage firm which sells 40-acre parcels of land for the Company. The Company originally determined that such change resulted in the recognition of revenue in such period. The Company has subsequently determined that such change did not result in the culmination of an earnings process and the Company has corrected this accounting by deferring the revenue previously recognized in the first quarter of 1998. The deferred revenue will be recognized in future periods. As a result of the restatement of the first quarter 1998 results, net income and earnings per share (basic and diluted) for the nine months ended September 30, 1998 have been reduced from $2,917,000 and $0.41, respectively to $2,244,000 and $0.31, respectively.


RESULTS OF OPERATIONS


     For the nine months ended September 30, 1998, net income was $ 2,244,000 ($0.31 per share) compared to $1,741,000 ($0.27 per share) for the same period in 1997. Pre-tax earnings from property sales were down approximately $1,032,000 for the nine-month period ended September 30, 1998 as compared to the same period in 1997. The decrease is due to the sale of an improved property in the third quarter of 1997 with no such sale in the third quarter of 1998, and a decrease in residential lot sales in Albuquerque, New Mexico. The decline in lot sales is due to a temporary finished lot inventory shortage. For 1998, pre-tax earnings from commercial real estate lending were up approximately $1,542,000 compared to 1997. For 1997, pre-tax earnings from commercial real estate lending were generated primarily from the Company's portfolio of receivables created in connection with the 40-acre parcel sales program.


     For the three months ended September 30, 1998, pre-tax earnings from property sales were down approximately $1,314,000 as compared to the same period in 1997. The decrease is due to the sale of an improved property in the third quarter of 1997 with no such sale in the third quarter of 1998, and a decrease in residential lot sales in Albuquerque, New Mexico. The decline in lot sales is due to a temporary finished lot inventory shortage. Additional inventory is currently under development. During the three months ended September 30, 1998, liquidating distributions were made from the Company's Defined Benefit Retirement Plan which had been previously terminated. Due to an overfunding of the plan, the Company received a distribution of which approximately $322,000 was recognized as other income during the period. A 20% excise tax on the distribution to the Company is recorded in the Company's books in accounts payable and accrued liabilities.


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

       The same commercial bank has made a construction loan to the Company to finance development of the Grove Commons project. The construction loan is for a one year term expiring December 31, 1998, and bears interest at the prime rate. As of September 30, 1998, the loan had an outstanding balance of $1,389,000. As of November 2, 1998, the loan had an outstanding balance of $1,399,000. This loan is expected to be renewed upon its maturity. From a different commercial bank, one of the Albuquerque joint ventures has loan facilities to be utilized for lot development. At September 30, 1998, the aggregate outstanding balance under these loan facilities was $15,000. These lines of credit were paid off and closed during the fourth quarter. On October 8, 1998, the Albuquerque joint venture entered into a new loan facility with a different commercial bank to be utilized for lot development. The loan provides for maximum funding of $925,000 and bears interest at the prime rate plus -1/4%. This loan matures on July 1, 1999. As of November 2, 1998, the line had no outstanding balance.

      In addition to the bank lines, Bridge Financial Corporation signed loan documents on September 17, 1998 for a $25 million warehouse line of credit with a large non-bank commercial lender to finance certain portions of Bridge Financial Corporation's real estate lending activities. The line bears interest at rates ranging from LIBOR plus 250 basis points to LIBOR plus 300 basis points and expires September 17, 1999. At September 30, 1998 and November 2, 1998, the line had no outstanding balance. The line is secured by certain loan assets of the Company. This loan contains financial covenants which require Bridge Financial Corporation to maintain a specified minimum tangible net worth; a specified maximum ratio of debt to tangible net worth; and a specified minimum ratio of liquid assets to tangible net worth. At September 30, 1998, Bridge Financial Corporation was in compliance with these financial covenants. This line of credit is guaranteed by the Company.

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

New Mexico and Arizona Land Company


/s/ Jerome L. Joseph
------------------------------------------
Controller and Treasurer
(Principal Financial Officer)


/s/ R. Randy Stolworthy
------------------------------------------
President and Chief Executive Officer
(Principal Executive Officer)


Date:     April 12, 1999
         ------------------