Form 10-K
period 1998-12-31
NEW MEXICO & ARIZONA LAND CO
filed 1999-04-15
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Fiscal Year Ended
                               December 31, 1998.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1999 was approximately $19,795,000 based upon the closing price on the American Stock Exchange of $8.00 per share on such date. For purposes of this disclosure, shares held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 18, 1999 was 6,925,636 shares.

Documents Incorporated by Reference: Part III of the Form 10-K incorporates by reference certain portions of the registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders.

                                     PART I

ITEM 1: BUSINESS
GENERAL

         New Mexico and Arizona Land Company (the "Company" or "NZ") was organized in 1908 as an Arizona corporation. At December 31, 1998, the Company had 25 full-time employees and operated from its principal offices in the Phoenix area. The Company operates under its own name or that of four of its five wholly-owned subsidiaries: Bridge Financial Corporation, NZ Development Corporation, NZ Properties, Inc., NZU Inc. The Company's fifth wholly-owned subsidiary, Great Vacations International, Inc. is presently not active. Also, in 1998 the Company began operating, and plans to continue operating, under the trade name NZ/Bridge Financial in order to present a unified identity and brand name for its two principal lines of business: real estate and short-term commercial real estate lending.

          The Company has a 90-year history in the southwestern United States in the development and sale of real estate. In addition, the Company owns over a million acres of mineral rights and three known uranium deposits. In 1997, the Company began the transition of its core business emphasis from real estate to short-term commercial real estate lending. The Company formed a wholly-owned subsidiary, Bridge Financial Corporation ("Bridge" or "BFC"), through which it conducts the lending business.

         Certain statements in this report and in the Company's annual report to shareholders, including the President's letter, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which could cause actual results or outcomes to differ materially from those expressed in such forward-looking statements. See "Operating Segments" in this Item 1 "Business", and Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of important factors that could cause actual results to differ from the forward-looking statements.

OPERATING SEGMENTS

Real Estate Segment

         The real estate segment primarily consists of the development and sale of residential and recreational lots, the sales or exchanges of land and income properties, rental income from commercial, industrial, and residential buildings, and rental income from leasing rural land. The real estate segment also includes notes receivable that are generated in connection with the sale of certain of the Company's real estate assets.

         Residential Lot Development. The Company owns a 75% interest in each of two joint ventures located in Albuquerque, New Mexico. One of the joint ventures, Brown/NZD (Development) Joint Venture ("7-Bar") develops and sells residential lots to home builders. In 1998 and 1997, 83 and 117 lots were sold respectively by the joint venture. The joint venture had 136 finished lots in inventory and about 257 undeveloped lots as of December 31, 1998. Approximately 84% of the finished lots and 79% of the undeveloped lots are under contract to local builders. In 1998, the other joint venture, Brown/NZ (Investment) Joint Venture, which holds land for 7-Bar, sold its remaining 8 acres of undeveloped land to 7-Bar.

         Recreational Lot Programs. The Company has a recreational land sales program in which land is sold primarily in 40-acre parcels. The northeastern Arizona program was initiated in 1980 and over the last 19 years has sold some 77,000 acres of NZ's rural land. The parcels are or were typically sold on installment contracts, with down payments of 10 to 20%, and the balance of the contract carried over 15 years. The receivables generated by the recreational lot sales are included in the short-term commercial real estate lending segment. During 1998 the Company sold 16 such parcels.

This quantity is less than in prior years due to a diminished level of inventory from which buyer's could choose. During 1998 the Company placed an additional 35,000 acres of rural land into the sales program, which represents a five to seven year inventory. Sales from this new inventory are expected to commence in 1999. Sales are handled by a real estate brokerage company.

         Significant Land Holdings and Activity. The Company owns over 150,000 acres of rural land located in northeastern Arizona and New Mexico which were derived from 19th century railroad land grants. This land is the source of the Company's future inventory for the 40-acre recreational land sales. The Company continues to evaluate all opportunities for these holdings that will provide the greatest value to shareholders.

         In 1995, the Company, through a wholly-owned limited liability company, entered into a partnership (the "Partnership") to purchase 132 undeveloped acres located near Sedona, Arizona (the "Sedona Project"). Development plans include an 18-hole golf course and 300 two-bedroom timeshare units. Architectural design, engineering work, and construction plans are complete. Construction drawings for the golf course have been finalized, including engineering of the irrigation and water distribution system. The revised master plan of the Sedona Project has been approved by planning and zoning authorities of Yavapai County. The Company initially had a 90% ownership interest and was not the managing partner, but assumed management control during 1996. The Company's ownership percentage has increased due to the Company continuing to fund development costs for the Sedona Project, while the Company's partner has not made its required contribution for such costs. In 1996, a dispute arose between the Company and its partner concerning certain aspects of the Partnership and the Sedona Project. The Company's partner filed a lawsuit with respect to disagreements regarding the partner's performance and "earn-up" potential in the project in 1997. The dispute and litigation are continuing. See Item 3 - "Legal Proceedings" for more information regarding the lawsuit. This dispute and litigation caused active development to be suspended in late 1997. During 1998 and 1999 some modest development activities continued in order to advance the project. The Company continues to evaluate development and marketing strategies for the entire Sedona Project, including finding a joint venture partner which could add value by providing development capital and expertise in the timeshare industry or by selling the entire project. The Company believes that a sale is the most likely disposition of the Sedona Project. As of March 18, 1999, expressions of interest in the project had been received from several potential buyers.

         During 1998, NZ sold approximately 7,800 acres in Fremont County, Colorado. Additionally, NZ sold approximately 108 acres of undeveloped residential land located in Scottsdale, Arizona, 10 acres of undeveloped land located near Flagstaff, Arizona and one apartment complex, totaling 122 units, located in Albuquerque, New Mexico. Due to the low basis in the apartment for Federal income tax purposes the Company opted to exchange the property for other income property, pursuant to the provisions of Section 1031 of the Internal Revenue Code. The replacement property has been identified but has not yet closed. Also during 1998 a partnership in which the Company was a 50% partner sold the Airpark building in Albuquerque.

         As of March 18, 1999, the Company has the following properties in escrow: approximately 6 acres near Green Valley, Arizona; 5.9 acres located at Spain and Juan Tabo in Albuquerque, New Mexico; the remaining approximately 2,100 acres of surface rights in Fremont County, Colorado; and 635 acres near Cottonwood, Arizona. Additionally, the Company has accepted offers to purchase on the following three Arizona properties: approximately 11.95 acres at Cooper and Warner; approximately 56.75 acres at Greenfield and Dorsey, and approximately 14.4 acres at Ray and McClintock. The contracts for these properties were not finalized as of March 18, 1999.


         Rental Properties. As of December 31, 1998 NZ owned and operated three apartment complexes, totaling 220 units, located in three New Mexico communities. These units have federally-subsidized rent contracts designed for the elderly or handicapped. On February 23, 1999 the 80-unit complex located in Farmington, New Mexico was sold. On March 30, 1999 the 60-unit complex in Roswell, New Mexico was sold. The remaining complex, in Las Cruces, New Mexico is expected to close escrow during the second quarter of 1999.

         In addition, the Company owns two industrial buildings located in Arizona. The Company expects to acquire additional industrial or office buildings in Arizona. These properties are expected to be acquired with the proceeds from the sale of the various apartment projects in connection with a tax-deferred exchange under Section 1031 of the Internal Revenue Code. The Company is also the lessor under various grazing leases on 132,000 acres of its rural properties.


Short-term Commercial Real Estate Lending Segment

         The short-term commercial real estate lending segment is primarily engaged in providing, on a direct basis, short-term gap and participating loans to qualified borrowers throughout the southwestern United States who provide suitable real estate projects as collateral. The lending business is conducted through the Company's wholly owned subsidiary, Bridge Financial Corporation, which was formed for this purpose in 1997. More information about this segment may be found in Note 13 to the Company's audited consolidated financial statements contained in Item 8 - "Financial Statements and Supplementary Data."

         Bridge seeks to maintain a high quality portfolio using clearly defined underwriting criteria and stringent portfolio management techniques. Bridge diversifies its lending activities geographically in the Southwest and among a variety of real estate types. Bridge's customers are typically real estate professionals who have identified a time-sensitive real estate opportunity for which they are unable to wait for traditional lenders to commit to financing. Bridge Financial Corporation is organized and operated in a fashion which enables the Company to quickly underwrite and deliver financing in a timely and professional manner. In exchange for this high level of service, Bridge is compensated with higher loan fees and interest rates than are more traditional lenders. (See Item 7 - "Management's Discussion and Analysis").

         Bridge had a 1998 year-end portfolio under management of approximately $53.8 million, of which $32.4 million was participated and $20.7 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.4 million) was recorded in the Company's books. This compares to a 1997 year-end portfolio under management of approximately $34.0 million, of which $17.8 million was participated and $15.3 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million). These amounts are included in "Commercial real estate loans, net" in the Company's year-end consolidated balance sheets. (See Item 8-"Financial Statements and Supplementary Data").

          As of March 25,1999, Bridge has a loan portfolio under management of $57.8 million, of which $36.8 million is participated and $20.3 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.4 million) is recorded in the Company's books.


Other Business Segments

         The Company owns over one million acres of mineral rights in Arizona, New Mexico, Colorado, and Oklahoma, including small working and royalty interests in oil and gas wells. Certain of the Company's uranium resources are held by NZU, Inc. Approximately 6,079 of the mineral acres have been leased to operators. Presently, and for the foreseeable future, market conditions are such that production from most of the Company's mineral acres is not economically feasible. Revenue from the minerals does not constitute a material part of the Company's consolidated revenue.

ITEM 2:  PROPERTIES

The following are schedules of properties owned by the Company at December 31, 1998:


                                                                                                      Year           Encumbrance
Location                        Description                                                         acquired       (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
RENTAL PROPERTIES
ARIZONA
Tempe                        12th Place Building
                                  37,908-square foot building
                                  on 2.7 acres                                                        1983            $   758
Tempe                        Grove Commons Industrial Park
                                  113,730 square feet in 4 buildings
                                  on 7.13 acres                                                       1997              2,705
NEW MEXICO
Farmington                   Apple Ridge Apartments(6)
                                  80-unit complex on 5.7 acres                                        1985              1,793
Las Cruces                   Montana Meadows Apartments(5)
                                  80-unit complex on 6.1 acres                                        1985              1,702
Roswell                      Wildewood Apartments(7)
                                  60-unit complex on 4.3 acres                                        1985              1,226

PROPERTIES
 UNDER
 DEVELOPMENT
 ARIZONA
Sedona                       Rancho del Oro Development Joint Venture(1)(2)(3)(8)
                                  Timeshare/golf course development (Seven Canyons of
                                  Sedona)planned for 300 timeshare units and an 18-hole
                                  golf course.                                                        1995                --

NEW MEXICO
Albuquerque                  Brown/NZD (Development) Joint Venture(4)
                                  Residential lot development (Seven Bar North) 868 lots planned, with 475 lots sold and
                                  315  under contract as of mid-February 1999.                        1995               $229

(1) The property is owned by a general partnership of which the Company owns
    99%.
(2) Includes 4.6 acres owned by the Company outside of the partnership.
(3) See Item 3 - "Legal Proceedings" for more information.
(4) The property is owned by a general partnership of which the Company owns
    75%.
(5) This property is in escrow to be sold.
(6) This property was sold in February 1999.
(7) This property was sold in March 1999.
(8) This property is for sale. Conversations are underway with several interested parties.

                                                                                      Year                           Encumbrance
Location                                   Description                              acquired        Acres          (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
UNDEVELOPED URBAN PROPERTIES
ARIZONA
Gilbert                               Cooper and Warner Roads(2)                      1986           11.95            $   337
Mesa                                  Greenfield Road and Dorsey Lane(2)              1989           56.74                --
Chandler                              Ray and McClintock Roads(2)                     1986           14.66                --
Green Valley                          Continental and Frontage Roads(1)               1986            6.50                --
Cottonwood                            Near Cottonwood Airport(1)                      1996          635.00              1,715

NEW MEXICO
Albuquerque                           Menaul and Broadway Roads(3)                    1986           17.70                --
Albuquerque                           Spain Road and Juan Tabo Blvd(1)                1985            5.89                --
Las Cruces                            Mesilla Hills(3)                                1990          310.00                --

(1) This property is in escrow to be sold.
(2) This property is for sale. A contract(s) is being negotiated with a possible buyer(s).
(3) This property is for sale. No contracts are pending.

RURAL AND MINERAL PROPERTIES

                                                                   Acres                       Encumbrance
County                State                              Surface           Mineral           (in thousands)
-----------------------------------------------------------------------------------------------------------
Apache                Arizona                             75,967            146,600             $  --
Coconino              Arizona                                                21,191                --
Mohave                Arizona                                                46,602                --
Navajo                Arizona                             72,373            483,040                --
Catron                New Mexico                                             11,346                --
Cibola                New Mexico                           5,197            225,171                --
McKinley              New Mexico                             160            117,238                --
San Juan              New Mexico                                              5,040                --
Socorro               New Mexico                                              2,399                --
Valencia              New Mexico                                             43,285                --
Fremont               Colorado                             2,089(1)           1,480                --
Various               Oklahoma                                                  337                --

(1) The surface acres are in escrow to be sold.

         The Company's executive offices occupy approximately 3,340 square feet in an office building in Phoenix, Arizona pursuant to a lease agreement with an initial term expiring in March, 2000. The Bridge Financial Corporation offices occupy approximately 2,220 square feet in an office building in Tempe, Arizona pursuant to a lease agreement with an initial term expiring in August, 2002.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not possible to predict the ultimate disposition of these matters, it is the opinion of management that the outcomes, including the outcome of the matter described in the following paragraphs, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

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

         On November 10, 1997, SC 2 filed a crossclaim against the Company, and added as crossdefendants certain directors and an officer of the Company. The crossclaim relates, among other things, to a dispute between the Company and SC 2 concerning the prior removal of SC 2 as managing partner of RDO. The crossclaim against the Company and the individuals includes counts for breach of contract, fraud, an accounting, declaratory judgment, and injunction. The Company and the individual defendants have filed an amended countercrossclaim against SC2, including counts for breach of contract, breach of fiduciary duty, fraud and conspiracy to defraud, pattern of unlawful activity, declaratory judgment, breach of implied covenant of good faith, negligent misrepresentation, and violation of the Arizona Consumer Fraud Act. The Company believes that the claims in the lawsuit against the Company and the individual defendants are without merit and the Company intends to vigorously defend against the allegations made and to vigorously pursue the countercrossclaim at trial. As of March 25, 1999 discovery in the Sedona litigation was continuing. A trial date has been set by the court in October, 1999.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange under the symbol "NZ". The following table sets forth, for the periods indicated, the high and low closing price of common stock as reported by the American Stock Exchange. Amounts have been restated to give effect to a stock split declared November 23, 1998, a stock dividend declared May 8, 1998, and a stock dividend declared May 16, 1997.

THE MARKET PRICE RANGE BY QUARTER:

                                                     1998                                 1997
                                              HIGH              LOW                High              Low
                                              ----              ---                ----              ---
   1st quarter                            $8 1/11          $7   1/7            $8   7/9           $5    3/4
   2nd quarter                             8  1/8           7  7/16             8  3/16            6  11/16
   3rd quarter                            10  5/6           7  9/16             9   4/5            7    3/8
   4th quarter                            10 1/12           7   3/4             9   1/6            7    5/7

         No cash dividends were declared in 1998 or 1997. The continuance of non-payment of cash dividends is at the discretion of the Board of Directors of the Company. In 1997 and 1998 the Company used its earnings in the business and it is more likely than not that it will continue to do so in the foreseeable future. There were 6,925,636 shares of the Company's no par value common stock issued and outstanding at December 31, 1998. Shareholders of record at March 18, 1999 totaled 765.

         The Board of Directors declared a 20% stock dividend on May 8, 1998, a 3 for 2 stock split on November 23, 1998 and a 10% stock dividend on May 16, 1997, with payments made on July 10, 1998, January 15, 1999 and July 18, 1997, respectively.

ITEM 6:  SELECTED FINANCIAL DATA

Years ended December 31,
(in thousands, except per share and shareholder data)

                                                1998             1997            1996             1995            1994
                                                ----             ----            ----             ----            ----
SUMMARY OF OPERATIONS:
Gross revenue from
 operations                                  $21,985          $16,904         $23,660          $22,062         $21,440
Net income                                     3,679            2,340           4,846            5,500           3,936
Earnings per share of common stock(1)
     Basic                                      0.53             0.36            0.76             0.86            0.62
     Diluted                                    0.53             0.36            0.76             0.86            0.62

SUMMARY OF FINANCIAL POSITION:
Total assets                                 $74,385          $69,511         $66,328          $57,682         $52,307
Notes payable and lines
 of credit                                    14,264           12,503          16,036           14,080          14,546
Shareholders' equity                          47,145           43,466          35,628           30,721          25,127

OTHER SUPPLEMENTAL INFORMATION:
Weighted average number of
 common shares outstanding(1)
     Basic                                     6,926            6,472           6,387            6,380           6,379
     Diluted                                   6,934            6,472           6,387            6,380           6,379
Number of shareholders
 of record                                       765              805             847              887             925

(1) Prior years restated to reflect a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split to shareholders of record on December 31, 1998 and paid January 15, 1999.

 No cash dividends were declared for 1998 or 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTINUATION OF NEW BUSINESS ACTIVITY AND CHANGE OF PRINCIPAL BUSINESS EMPHASIS

         In 1997, the Company formed a new wholly-owned subsidiary, Bridge Financial Corporation ("Bridge" or "BFC"), which acquired a portfolio of commercial real estate loans from RRH Financial ("RRH"). Through BFC, the Company participates in the commercial real estate lending business as a direct lender by providing short-term gap and participating loans to qualified borrowers who provide suitable real estate projects as collateral. During 1998 the Company continued to shift its principal business focus away from real estate development and sales and toward commercial real estate lending. Most of the Company's real estate assets are either in escrow or are being actively marketed for sale. (See Item 2 - "Properties"). A large number of these sales are expected to close within the next 12 months, creating cash for re-investment. As these assets are sold, management intends to invest the proceeds principally in the real estate lending business. However, since for Federal income tax purposes the Company has a very low basis in many of its properties, management may opt to defer payment of income tax upon the sale of such properties by exchanging the property for other income or development property. The apportionment of the proceeds from sale of property between investment in BFC and investment in other real estate will be determined case by case, based primarily on the amount of income tax liability and the Company's cash needs, considered together with other business factors.

         Real estate lending as a principal business focus marked a new direction for the Company beginning in late 1997. Historically, the Company conducted limited real estate lending incidental to and in conjunction with the Company's real estate development and sales business. The Company's management believes, however, that an under-served niche exists in the real estate lending industry which merits the devotion of substantial Company resources. This niche, on which Bridge focuses, consists of providing time-sensitive loans to successful small to medium sized developers and others in the real estate business with a need to borrow $500,000 to $5,000,000 on a short-term basis, secured by a low-ratio mortgage (typically a mortgage loan which is 65% or less than the value of the property mortgaged) on commercial real estate. These borrowers need the ability to respond to a real estate opportunity on a quick and flexible basis, which traditional real estate lenders are often not organized to do. By providing this responsive service while maintaining high underwriting standards, management believes that BFC will be able to continue to earn a premium return on loans it extends to these borrowers by charging higher loan fees and interest rates than traditional lenders who are not able to provide the premium service, while maintaining a low-to-moderate risk profile. The key reasons management believes it will be able provide a superior level of service and to be successful in this niche are that over time, management expects the Company to be able to secure lower cost and more consistent capital sources than other, smaller lenders that operate in this segment of the lending industry, and management expects to be able to respond more quickly compared to other larger competitors.

         Management expects the short-term commercial real estate lending business to provide more stable earnings patterns for the Company when compared to the Company's historical pattern. This is because the earnings pattern in the real estate development and sales industry is very dependent upon the occurrence of large and sometimes isolated transactions, which are not readily predictable. Furthermore, an increase in real estate assets does not necessarily translate into a concurrent increase in revenue or earnings; such increases are often deferred until the asset is liquidated. The lending business is, on the other hand, more likely to have a predictable stream of interest income from a portfolio of assets. The assets begin to contribute to earnings immediately upon acquisition; consequently loan portfolio growth has a direct and immediate impact on earnings.

         Bridge had a 1998 year-end portfolio under management of approximately $53.8 million, of which $32.4 million was participated and $20.7 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.4 million) was recorded in the Company's books. This compares to a 1997 year-end portfolio under management of approximately $34.0 million, of which $17.8 million was participated and $15.3 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million). These amounts are included in "Commercial real estate loans, net" in the Company's year-end consolidated balance sheets. (See Item 8 "Financial Statements and Supplementary Data").

         For 1998, Bridge contributed $2,505,000, or approximately 41% of the consolidated pre-tax earnings of the Company. More information may be found in
Note 13 to Item 8 - "Financial Statements and Supplementary Data".


RESULTS OF OPERATIONS
The following table summarizes the Company's revenues and earnings for the indicated periods:

Fiscal Years Ended December 31:
(in thousands, except share data)

                                                           1998              1997                 1996
                                                           ----              ----                 ----
Revenue                                                  $21,985           $16,904              $23,660
Earnings per share of common stock(1)
        Basic                                             $ 0.53            $  .36               $  .76
        Diluted                                           $ 0.53            $  .36               $  .76

(1) Prior years restated to reflect a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split to shareholders of record on December 31, 1998 and paid January 15, 1999.

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

        Earnings increased in 1998 by approximately 57%, from $2,340,000 in 1997 to $3,679,000 in 1998. The major reason for the increase in earnings was the increase in short term commercial real estate lending, which increase accounted for approximately 52% of the increase in revenue and approximately 65% of the increase in earnings for the year. Revenue from property sales was up slightly, to $14,251,000 from $12,005,000 as the Company continued to implement its plan to transition from being principally a real estate owner to principally a real estate lender. Gross margin on property sales for 1998 was approximately 31%, compared to approximately 39% for 1997. This variance is merely reflective of the basis in the different mix of properties sold in 1998.

         Rental properties produced gross profits of about $1,900,000 in 1998. The majority of the rental property income is from the four federally-subsidized apartment complexes that NZ owned for most of 1998. One of the apartment complexes was sold in November, 1998. An additional two complexes sold in February and March of 1999. The closing on the final complex is expected to occur in the second quarter of 1999.

         The 1998 increase in general and administrative expense of $648,000, or approximately 32%, is due primarily to an increase in legal costs associated with the Sedona litigation. The same approximate rate of expenditure for legal costs for this matter is expected to continue through the conclusion of the trial, which is presently expected to begin in October, 1999. The other principal components of the increase in general and administrative expense are a non-recurring excise tax in connection with the final termination of the defined benefit pension plan (see Note 7 in Item 8- "Financial Statements and Supplementary Data"), and the Company employing certain professional advisors to assist in identifying capital sources and identifying disposition alternatives for the Company's mineral resources. The Company expects that the use of such professional advisors will be diminished in 1999.

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

         Rental properties produced steady gross profits and cash flows of just under $2,000,000 per year in 1997. The majority of the rental property cash flow was from the four federally-subsidized apartment complexes that NZ owned. The subsidy contracts are scheduled to expire; one during fourth quarter 1998 and the other three in the first half of 1999. The Company believes that these contracts will be renewed, but that the level of subsidy is likely be lower than under the current contracts. The Company does not believe that the expected lower subsidy level will have a significant effect on the Company with respect to its apartment complex located in Albuquerque; however, the lower subsidy level could be significant with respect to the Company's apartment complexes located in other areas of New Mexico. The Company was unable to determine the precise effect of the renewal rates until certain regulations are finally promulgated by the Secretary of Housing and Urban Development ("HUD"). All four apartment complexes were listed for sale and as of March 10, 1998 a contract was being negotiated.

         The 1997 increase in general and administrative expense of $252,000, or approximately 14%, is due primarily to an increase in personnel costs and other costs related to the restructuring of the Company's business activity and personnel to accommodate the integration of Bridge Financial Corporation into the Company's operations.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital needs have historically been for real estate development projects and to fund working capital. The sources of these funds have been internally generated cash from property sales and rental operations, lines of credit and joint venture financing. Historically, these sources have been sufficient to meet the Company's needs for cash.

         The real estate lending business will require larger amounts of capital than currently possessed by the Company in order for the Company to be an effective competitor in the market. Management estimates that during the 1999 fiscal year, approximately $75 million of principal will be required to fund anticipated loan volume. In addition, the Company will require cash for working capital, for continuing development work on existing real estate projects and for projects that may be acquired through tax-deferred exchanges. (See "Continuation of New Business Activity and Change of Principal Business Emphasis", above.)

         The Company expects to generate a substantial amount of cash (approximately one-third of the amount required) from the sale of real estate over the next 12 months. This cash will be re-deployed into the lending business. Cash will also be generated from principal repayments on maturing loans in the Company's existing loan portfolio. In addition, the Company now uses and intends to continue to use participants or other joint funding sources on certain real estate loans. Further, the Company is engaged in negotiations with a large non-bank commercial lender to provide an additional warehouse line of credit which would be available to finance the Company's real estate lending activities. Discussions have not proceeded far enough to characterize any likely loan agreement, other than to say that it will probably be a secured revolving facility in the approximate amount of $30,000,000.

         The principal outcomes of the Company's discussions with potential lenders will be to determine how rapidly the Company will be able to grow its commercial real estate lending business. The terms of any new financing arrangement will likely have a material effect upon the Company's margins in its lending business. If the Company is not successful in negotiating such financing, the principal effect will be more modest growth in the Company's lending business, with the pace of growth in the near term being determined at least in significant part by the timing of the Company's sales of existing real estate assets.

         The Company currently has a $10 million partially-secured revolving line of credit from a commercial bank, which can be used for general corporate purposes. The line bears interest at the prime rate and expires in July, 1999. At December 31, 1998 the line had an outstanding balance of $3.8 million. As of March 15, 1999 the line had an outstanding balance of $2.05 million. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of current assets to current liabilities (as defined); a specified minimum excess of current assets over current liabilities (as defined); and a specified maximum ratio of total liabilities to tangible net worth. At December 31, 1998 the Company was in compliance with these financial covenants.

          The same commercial bank has made a construction loan to the Company to finance development of the Grove Commons project. The construction loan was originally for a one year term expiring December 31, 1998, which has been extended to March 31, 1999, and bears interest at the prime rate. As of December 31, 1998 the loan had an outstanding balance of $1,418,000. As of March 15, 1999 the loan had an outstanding balance of $1,438,000. From a different commercial bank, one of the Albuquerque joint ventures had a loan facility to be utilized for lot development. At December 31, 1998 the aggregate outstanding balance under this loan facility was $229,000. This loan was paid off in March, 1999.

         Additionally, Bridge Financial Corporation has a $25,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires September 17, 1999. The line will be secured by certain loan assets of the Company. At December 31, 1998 there was no outstanding balance. This loan contains financial covenants which require Bridge Financial Corporation to maintain a minimum tangible net worth; a specified maximum ratio of debt to tangible net worth; and a specified minimum ratio of liquid assets to tangible net worth. At December 31, 1998 Bridge Financial Corporation was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

         In addition to bank lines, the Company may seek qualified joint venture partners to finance large real estate development projects to the extent that the Company actually engages in such projects in the future. The use of joint venture partners provides a source of development capital, mitigates the Company's risk by sharing it with another party, and gives the Company access to expertise that it might not otherwise have for particular projects.


INFLATION, DEFLATION, AND CHANGING PRICES

         The results of operations may be affected by inflation, deflation, and changing prices. Price changes and market trends in real estate, rental rates, interest rates, oil, gas, and uranium could have significant effects on the Company's operations. While the Company does not believe such items have had a material effect on 1998 operations and knows of no conditions which would cause the Company to believe that such items could have a material effect on 1999 results, changes in prevailing interest rates and real estate values could have a significant effect on BFC's real estate lending business.

NEW ACCOUNTING STANDARDS

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132, effective for the year ending December 31, 1998, requires additional disclosures and eliminates certain existing disclosures, but does not affect recognition or measurement of net pension or postretirement benefit cost. Restatement of financial disclosures for prior periods is required. The adoption of SFAS No. 132 had no material impact on the Company's financial statement presentation.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, effective for all fiscal quarters of fiscal years beginning after June 15,1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This new standard will be in effect for the Company for the year ending December 31, 2000. Based on the current financial structure and operations of the Company, the Company does not believe the adoption of SFAS No. 133 will have a material impact on its financial statement presentation or related disclosures.

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

         REAL ESTATE MARKET. The Company will continue to be linked to the fortunes of the real estate market. A downturn in that market could adversely affect the Company's performance. The Company is expecting to generate significant amounts of cash and earnings over the next 12 to 18 months through the sale of several real estate assets. While the real estate markets are generally healthy in the areas where the Company currently owns real estate, there is no assurance that the markets will continue to be favorable over the disposition period of these assets. A downturn in the real estate market could have an adverse impact on the Company's ability to sell its real estate assets at a profit or at all, and an adverse impact on the Company's ability to attract joint venture funding for any future development projects, including the Sedona Project. If that were to happen the Company's growth, particularly the growth of BFC, could be restrained due to a lack of capital. In addition, a downturn in the real estate market could affect the Company's real estate lending business. If BFC finds it necessary to foreclose on properties after a default by a borrower, it is possible that the Company would not, in the short term, be able to recover its entire investment in the loan. Also, in the past, downturns in the real estate market have resulted in a higher rate of foreclosures generally.

         INTEREST RATE FLUCTUATIONS. Changes in interest rates can have a variety of effects on the Company's commercial real estate lending business. In particular, changes in interest rates affect the volume of loan originations and acquisitions. The Company does not hold any loans for sale, except for the syndications described below.

         During periods of declining interest rates, the Company typically experiences an increase in demand for loan originations because of increased commercial real estate development activity.

         The Company intends generally to hold loans that it funds in its loan portfolio, although it may syndicate its loans to pension funds and other institutional investors. The Company's net interest income is the difference between the interest income it earns on loans held in its portfolio (generally based on long-term interest rates) and the interest it pays on its borrowings (generally based on short-term interest rates). To the extent short-term interest rates are lower than long-term interest rates, the Company earns net interest income from the difference, or the spread, during the time the mortgage loans are held by the Company. To the extent this spread narrows, the Company's results of operations could be adversely affected. In addition, the Company's net interest income will be affected by borrowing costs other than interest expense associated with its borrowings.

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

         LOAN PARTICIPATIONS. Bridge Financial Corporation often retains only a portion of originated loans in its own portfolio and works with a participating lender to place the other portion of the loans in the portfolio of the participating lender. Most of the participations have been with pension funds who manage significantly larger funds than BFC. The participants typically take a position senior to the Company's position with respect to payment of the principal portion of the loans. The participants also typically receive the same interest income and points as does BFC. BFC normally receives an origination fee and a servicing fee on the participant's portion of the loan. Generally, by participating loans BFC is able to originate larger loans than it would normally originate without participants, but results in the Company assuming a subordinate position with respect to repayment of principal in relation to the position of the loan participant.

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

         AVAILABILITY OF FUNDING SOURCES. The Company will require substantial capital resources to grow its commercial real estate lending business. The amount of financing available to the Company will have a material effect upon how rapidly and to what level the Company will be able to increase its lending activities.

         The Company is currently negotiating with a lender to provide a $30 million revolving warehouse facility. While the Company expects to be able to obtain financing as its lending arrangements mature, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is not successful in arranging new financing, it may have to curtail its loan origination activities.

         CONCENTRATION OF BUSINESS. A significant portion of the Company's commercial lending business is conducted in Arizona. At December 31, 1998, approximately 80% all of the Company's outstanding loans were secured by properties located in Arizona. Given the concentration of the Company's business in Arizona, there can be no assurance that the Company's results of operations would not be adversely affected to the extent Arizona experiences a period of slow or negative economic growth which results in decreased commercial loan originations and/or an increase in loan delinquencies and defaults. The Company is seeking to geographically diversify its loan portfolio.

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

         ABILITY TO ENTER NEW MARKETS. The ability of the Company to make the transition to the lending business and to grow that business depends to a significant degree upon management's ability to originate loans in new markets in the Southwestern United States. This type of market expansion will require, among other tasks, hiring capable and experienced people, marketing to new markets, additional underwriting procedures for new markets, determining whether to open new offices or service the loans from the central Phoenix office, and holding down overhead to keep the new markets cost effective. Failure to adequately perform any or all of these tasks effectively could significantly impair the Company's ability to expand into new markets, and could materially and adversely affect the Company's business, financial condition and results of operations.

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

         The Company has implemented a four phase internal plan to address the Year 2000 issue through assessment, development, execution and integration. The plan includes the assessment of information technology ("IT") systems and non-IT systems. Phase I includes learning about Year 2000, identifying and taking inventory of the business environment and assessing the extent to which the Company's business environment will be impacted by the Year 2000 problem. The Company has completed 100% of Phase I. Phase II is the development of a detailed plan to determine the category of readiness for each identified inventory item in Phase I, and the action necessary to bring the identified items in compliance. The Company has completed approximately 95% of Phase II and expects to complete Phase II by July 1999. Phase III plans the time line to execute Phase II including critical data recovery and data transfer procedures. The Company has completed approximately 90% of Phase III and expects to compete Phase III by the end of the third quarter 1999. Phase IV integrates and tests compliance of the inventory items. The Company has completed approximately 38% of Phase IV and expects to complete Phase IV by the end of the third quarter 1999.

         Costs incurred to bring the Company's internal systems into year 2000 compliance are not expected to have a material impact on the Company's financial position or results of operations. The Company estimates it will incur approximately $50,000 in costs related to year 2000 compliance. All such costs are expected to be incurred in 1999. Through March 25 1999, the Company had incurred costs of approximately $22,000 related to Year 2000 compliance.

         The Company will be exposed to the risk that third parties the Company deals with may not be Year 2000 compliant, which could cause disruptions in the Company's activities with those third parties and with the Company's relationships with customers, creditors and others. The Company's Year 2000 plan includes an evaluation of these parties' compliance.

         Based on currently available information, management believes that the most reasonably likely worst-case scenario could result in minor short-term business interruptions. The Company's Year 2000 Plan includes an assessment of material third parties' Year 2000 readiness, but the Company cannot be certain as to the actual Year 2000 readiness of the parties or the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition. A contingency plan is expected to be completed by July 1999.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
New Mexico and Arizona Land Company
Phoenix, Arizona

       We have audited the accompanying consolidated balance sheet of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1998, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended. Our audit also included the financial statement schedules III and IV listed in Item 14 as of December 31, 1998. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1998 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                            Deloitte & Touche LLP
Phoenix, Arizona
March 26, 1999,
except for Note 14 as to which the date is March 31, 1999

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
New Mexico and Arizona Land Company:

       We have audited the accompanying consolidated balance sheet of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1997, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the years in the two-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                            KPMG LLP
Phoenix, Arizona
February 20, 1998

New Mexico and Arizona Land Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,

(Dollars In thousands)                                                                  1998               1997
----------------------------------------------------------------------------------------------------------------
ASSETS
   Properties, net                                                                    $43,340            $46,853
   Commercial real estate loans, net                                                   20,695             15,287
   Receivables                                                                          4,898                 93
   Investments in joint ventures                                                           11                411
   Cash and cash equivalents                                                            4,669              6,016
   Other                                                                                  772                851
----------------------------------------------------------------------------------------------------------------
Total assets                                                                          $74,385            $69,511
================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

   Notes payable and lines of credit                                                  $14,264            $12,503
   Accounts payable and accrued liabilities                                             1,407              1,646
   Deferred revenue                                                                     5,520              4,742
   Deferred income taxes                                                                4,160              5,361
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      25,351             24,252
----------------------------------------------------------------------------------------------------------------
Non-controlling interests                                                               1,889              1,793
----------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 5, 7, 8 and 10.)
----------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized, none issued
   Common stock, no par value; 30,000,000 shares authorized; 6,925,636(1) and
      3,847,982(pre-split) shares issued and outstanding at December 31, 1998
      and 1997, respectively                                                           35,341             24,572
   Retained earnings                                                                   11,804             18,894
----------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                          47,145             43,466
----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $74,385            $69,511
================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

(1) Includes the effect of a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split paid January 15, 1999 to shareholders of record on December 31, 1998.

New Mexico and Arizona Land Company and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31

(In thousands, except per share data)                                      1998                 1997                 1996
-------------------------------------------------------------------------------------------------------------------------
REVENUE:
  Property sales                                                       $ 14,251             $ 12,005             $ 18,964
  Property rentals                                                        2,905                3,065                3,044
  Commercial real estate lending                                          3,701                1,117                  957
  Investment income                                                         427                  220                  279
  Other                                                                     701                  497                  416
-------------------------------------------------------------------------------------------------------------------------
                                                                         21,985               16,904               23,660
-------------------------------------------------------------------------------------------------------------------------

EXPENSES:
  Cost of property sales                                                  9,796                7,319               10,569
  Rental property                                                         1,067                1,187                1,007
  Commercial real estate lending                                            549                   58                   --
  General and administrative                                              2,673                2,025                1,773
  Interest                                                                1,335                1,020                  963
  Depreciation, depletion and amortization                                  650                  524                  450
-------------------------------------------------------------------------------------------------------------------------
                                                                         16,070               12,133               14,762
-------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE JOINT VENTURES, NON-CONTROLLING
   INTERESTS AND INCOME TAXES                                             5,915                4,771                8,898
Equity in earnings of joint ventures                                        546                   --                   20
Non-controlling interest                                                   (322)                (883)                (872)
-------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                6,139                3,888                8,046
Income taxes                                                              2,460                1,548                3,200
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $  3,679             $  2,340             $  4,846
=========================================================================================================================

EARNINGS PER SHARE OF COMMON STOCK (1)
     Basic                                                             $   0.53             $   0.36             $   0.76
     Diluted                                                           $   0.53             $   0.36             $   0.76
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (1)
     Basic                                                                6,926                6,472                6,387
     Diluted                                                              6,934                6,472                6,387
=========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

(1) All years include the effect of a 10% stock dividend paid July 18, 1997, a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split paid January 15, 1999 to shareholders of record on December 31, 1998.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,

(in thousands)                                                              1998                 1997                 1996
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                              $  3,679             $  2,340             $  4,846
Gain from sales of investment properties                                  (2,677)                (338)              (3,963)
Gain from sale of partnership interest                                        --                 (257)                  --
Non-cash items included above:
   Depreciation, depletion and amortization                                  650                  524                  450
   Deferred revenue                                                       (1,315)                (812)                (853)
   Deferred income taxes                                                  (1,201)                (324)               1,497
   Equity in earnings of joint ventures                                     (546)                  --                  (20)
   Non-controlling interests                                                 322                  883                  872
   Director stock awards                                                      --                   36                   66
Net change in:
   Receivables                                                              (266)                 107                   46
   Properties under development                                             (987)               1,417                 (969)
   Other assets                                                               79                  593                 (489)
   Accounts payable and accrued liabilities                                 (239)                  98                  538
---------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by (used in) operating activities                 (2,501)               4,267                2,021
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Additions to properties                                                (3,673)              (4,878)              (7,709)
   Proceeds from sale of properties                                        7,532                2,790                6,040
   Acquisition of commercial real estate loans                                --               (1,578)                  --
   Distributions from joint ventures                                         946                    5                   13
   Proceeds from sale of partnership interest                                 --                  895                   --
   Collections of principal on commercial real estate loans               11,415                3,595                1,429
   Additions to commercial real estate loans                             (16,601)              (1,637)              (1,108)
---------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by (used in) investing activities                   (381)                (808)              (1,335)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                                      7,464                1,168                8,615
   Payments of debt                                                       (5,703)              (4,701)              (6,659)
   Distribution to non-controlling partners                                 (226)              (1,055)                (841)
   Capital contribution by non-controlling partners                           --                    3                   40
---------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by (used in) financing activities                  1,535               (4,585)               1,155
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      (1,347)              (1,126)               1,841
Cash and cash equivalents at beginning of year                             6,016                7,142                5,301
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $  4,669             $  6,016             $  7,142
---------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

See notes 5 and 6 for additional cash flow information.

New Mexico and Arizona Land Company and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                 Total
                                                                                                                 Share-
                                   Common stock                     Treasury stock             Retained          holders'
(in thousands)                 Shares         Amount            Shares          Amount         earnings          Equity
-------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1995              2,735        $ 11,017               5         $    (32)        $ 19,736         $ 30,721
=========================================================================================================================
Net income                                                                                        4,846            4,846
10% stock dividend                273           3,622              (5)              32           (3,659)              (5)
Employee restricted
 stock plan                                         1                                                                  1
Director stock award                5              65                                                                 65
-------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1996              3,013        $ 14,705              --               --         $ 20,923         $ 35,628
=========================================================================================================================
Net income                                                                                        2,340            2,340
10% stock dividend                301           4,364                                            (4,369)              (5)
Director stock award                2              36                                                                 36
Issue of common stock             532           5,467                                                              5,467
-------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1997              3,848        $ 24,572              --               --         $ 18,894         $ 43,466
=========================================================================================================================
Net income                                                                                        3,679            3,679
20% stock dividend                769          10,769                                           (10,769)
3 for 2 stock split             2,308
-------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1998              6,925        $ 35,341              --               --         $ 11,804         $ 47,145
=========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

         New Mexico and Arizona Land Company was organized in 1908 as an Arizona corporation and is conducting business in Arizona, New Mexico, Colorado, and Oklahoma. The Company owns and develops urban real estate. The Company also owns extensive rural real estate and mineral rights. In 1997, the Company began business in short-term commercial real estate lending. The Company's results of operations and financial condition can be adversely affected by several factors, including a downturn in the real estate market, interest rate fluctuations, and availability of funding sources.

Principles of Consolidation

         The consolidated financial statements include the accounts of New Mexico and Arizona Land Company, its wholly-owned subsidiaries, and majority-owned partnerships (the "Company"). All intercompany transactions have been eliminated in consolidation.

Properties

         Properties are recorded at cost net of valuation allowances. Depreciation on rental properties is provided over the estimated useful lives of the assets, ranging from 5 to 35 years, using the straight-line method.

Investments in Joint Ventures

         The Company's investments in joint ventures are accounted for using the equity method.

Property Sales and Deferred Revenue

         Profits on property sales are recognized, subject to the assessment of collectibility of the related receivables, when the buyer's initial and required continuing investment amounts to at least 20% of the sales price when development is to commence within a two-year period, or 25% of the sales price on all other sales other than retail land sales. In all instances the buyer remains obligated to increase this investment by a minimum amount annually. Profits on sales that do not meet these requirements and profits from retail land sales are recognized on the installment basis provided minimum down payments are received.

         Deferred revenue consists principally of retail land sales and other land sales recorded on the installment basis and rents collected in advance. Rents collected in advance represent annual rental payments made in advance of the lease year and are considered earned ratably over the lease year for financial reporting purposes.

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

Earnings Per Share

         Basic earnings per share is determined by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share, assuming dilution, is determined by dividing net income by the weighted average number of common and common equivalent shares (which reflect the effect of stock options) outstanding for the period.

Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, cash held in trust, money market accounts, and temporary investments with original maturities of three months or less.

Fair Value of Financial Instruments

         SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that a company disclose estimated fair values for its financial instruments. The carrying amounts of the Company's commercial real estate loans and notes payable and lines of credit approximate the estimated fair value because they are at interest rates comparable to market rates, given the terms and maturities. The carrying amounts of the Company's cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair value of these instruments due to their short-term maturities. Considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, these fair value estimates are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions.

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

Stock - Based Compensation

         In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant, so no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 8).

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

Reclassifications

         Certain financial statement items from prior years have been reclassified to be consistent with the current year financial statement presentation.

NOTE 2 - PROPERTIES
Properties are comprised of the following at December 31, (in thousands)

                                                               1998            1997
--------------------------------------------------------------------------------------
Rural lands and unimproved urban properties                 $ 19,119         $ 23,757
Land under development                                        13,416           12,451
Rental properties                                             14,921           17,678
Other real estate owned                                        2,003               --
Other                                                          1,937            1,844
Accumulated depreciation, depletion and amortization          (4,576)          (5,397)
Valuation allowance                                           (3,480)          (3,480)
--------------------------------------------------------------------------------------
                                                            $ 43,340         $ 46,853
======================================================================================

         The future rentals on non-cancelable operating leases related to the Company's rental properties, but excluding its three apartment complexes, are as follows: $587,888 in 1999; $600,418 in 2000; $449,046 in 2001; $243,206 in 2002;
$113,127 in 2003; and $417,987 in later years. The apartment complexes, which are federally subsidized under the U.S. Department of Housing and Urban Development Section 8 Housing-Assistance-Payments Program, have contributed revenue of $2,340,000 in 1998, $2,455,000 in 1997, and $2,437,000 in 1996. The
Company owned four of these complexes and sold one complex in November 1998.

NOTE 3 - COMMERCIAL REAL ESTATE LOANS
Commercial real estate loans consist of the following at December 31,

(in thousands)                                        1998            1997
         Managed portfolio                        $ 53,812         $ 34,028
         Less participations                       (32,452)         (17,863)
                                                  --------------------------
         Commercial real estate loans               21,360           16,165
         Less allowance for bad debts                 (275)            (275)
         Undisbursed loan proceeds                    (390)            (603)
                                                  --------------------------
         Commercial real estate loans, net        $ 20,695         $ 15,287
                                                  ==========================

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

         On November 6, 1997 the Company, through its subsidiary Bridge Financial Corporation ("BFC"), acquired a portfolio of commercial real estate loans from RRH Financial in a purchase transaction. The Company paid $1,578,000 cash, issued 531,714 shares of common stock valued at $5,467,000, and assumed certain liabilities in exchange for certain mortgage loans owned by RRH Financial, which had a fair value approximating the purchase price. The results of operations related to that loan portfolio have been included in operations since November 6, 1997. The portfolio acquired consisted of several loans secured by first priority mortgages on real property in Arizona. The managed portfolio acquired was $24,633,000, of which $16,653,000 was participated with other lenders. The remaining non-participated balance of $7,558,000 (net of undisbursed loan proceeds of $422,000) was the amount recorded by the Company. These loans bear interest at rates ranging from 11.25% to 15.00% with terms ranging from 6 to 36 months. As of December 31, 1998, most of the acquired loans had been repaid.

          The managed portfolio also includes loans made in connection with the Company's recreational land sales. The mortgage notes receivable from these land sales, due over ten to fifteen years, bear interest at rates ranging from 10% to 12%, and are secured by the properties sold. At December 31, 1998 and 1997 mortgage notes receivable relating to these sales totaled $5,931,000 and $6,680,000, respectively. The Company sold recreational land for mortgage notes receivable in the amount of $184,000 and $1,635,000 during the years ended December 31, 1998 and 1997 respectively. In 1998 and 1997 the Company collected $829,000 and $1,395,000 in principal payments on these land sale contracts.

          As of December 31, 1998 the Company held, as other real estate owned, one hotel property acquired through foreclosure. The Company acquired the property at a trustee's sale during the fourth quarter of 1998. The property required extensive refurbishment, which has been substantially completed. The property is for sale. The Company does not expect to incur any loss with respect to this property. From time to time certain loans in the Company's portfolio related to sales of 40-acre parcels may be delinquent or in default. The Company believes it has adequate reserves for potential loan losses and delinquencies.


NOTE 4 - RECEIVABLES
Receivables consist of the following at December 31,

(in thousands)                     1998          1997
-----------------------------------------------------
Mortgage notes receivable        $3,828        $   21
Other notes receivable              615            --
Accounts receivable                 455            72
-----------------------------------------------------
Receivables                      $4,898        $   93
=====================================================

In 1998, the Company sold parcels of land in exchange for cash and approximately $4,539,000 in notes receivable. As of December 31, 1998 approximately $1,872,000 of the profit on these sales is deferred.

Mortgage notes receivable as of December 31,1998 consists primarily of three separate notes receivable the Company took back from the purchasers of one parcel of land the Company owned in Apache County, Arizona and two separate parcels of the land the Company owned in Fremont County, Colorado. The notes bear interest at rates ranging from 10% to 11% and have terms ranging from 2 to 15 years. At December 31, 1998 these notes had outstanding balances of $79,000, $1,000,000 and $247,000. The notes are secured by mortgages on the property sold. Mortgage notes receivable also includes a $2,494,000 note the Company took back from the purchaser of 108 acres in Scottsdale, Arizona which bears interest at 10% per annum and matures in April, 1999. The note is secured by a mortgage on the property sold.

Other notes receivable consists of a subordinate tax-exempt municipal bond the Company received in connection with the sale of the Brentwood Gardens apartment project in Albuquerque. The bond pays interest semi-annually at the rate of 8.75% per annum and matures 15 years from the date of issue. The bond is subordinate to two other bonds issued in connection with the sale and is payable out of the excess cash flow from the future operations of the apartment.

Accounts receivable consists primarily of interest receivable in connection with the notes described above and rents receivable.

NOTE 5 - NOTES PAYABLE AND LINES OF CREDIT
Notes payable and lines of credit consist of the following at December 31, (Dollars in thousands)

                                               date               rate(%)          Payment               1998         1997
---------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
  Apartment  complexes                         2009                 8.375        monthly P&I           $4,721       $7,851
  Commercial buildings                    2006-2018           8.000-9.125        monthly P&I            2,044          788
  Undeveloped land                             2001                10.250        annual P&I             1,715        2,706
Development and construction loans             1999        7.750-8.000(1)        monthly Int            1,647          735
Revolving line of credit                       1999              prime(1)        monthly Int            3,800           --
Other loans                                    2004                 7.600      semi-annual P&I            337          423
===========================================================================================================================
Notes payable and lines of credit                                                                      $14,264      $12,503
===========================================================================================================================

(1) Certain loans are at variable rates of prime to prime plus 0.25%. Prime rate at December 31, 1998 was 7.75%.

         One of the Company's majority-owned partnerships has obtained a development line of credit from a commercial bank. The line, which is secured by the real property being developed by the partnership, expires in July 1999 and has an aggregate commitment amount of $925,000. At December 31, 1998, the outstanding balance was $229,000. The interest rate is at the bank's prime rate plus 1/4%. At December 31, 1998, the rate on the line was 8.0%. This loan was paid off in March, 1999.

         The Company has obtained a construction loan for one of its projects from a commercial bank. The loan is secured by the property. The loan bears interest at the prime rate and expires December 31, 1999 (Note 14). At December 31, 1998 there was an outstanding balance of $1,418,000.

         The Company has a $10,000,000 partially secured revolving line of credit from a commercial bank that may be used for general corporate purposes. The line bears interest at the prime rate (7.75% as of December 31, 1998) and expires July 31, 1999. At December 31, 1998 there was an outstanding balance of $3,800,000. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of current assets to current liabilities (as defined); a specified minimum excess of current assets over current liabilities (as defined); and a specified maximum ratio of total liabilities to tangible net worth. At December 31, 1998 the Company was in compliance with these financial covenants.

         Additionally, BFC has a $25,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires September 17, 1999. As amounts are drawn, the line will be secured by certain loan assets of the Company. At December 31, 1998 there was no outstanding balance. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth; a specified maximum ratio of debt to tangible net worth; and a specified minimum ratio of liquid assets to tangible net worth. At December 31, 1998 Bridge Financial Corporation was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

         Principal payments due on all notes payable and lines of credit are as follows: $6,552,000 in 1999; $978,589 in 2000; $1,016,000 in 2001; $483,000 in
2002; $515,000 in 2003; and $4,720,000 in later years. Interest paid in 1998,
1997 and 1996, amounted to $1,499,000, $1,344,000 and $1,360,000, respectively, of which $154,000, $297,000 and $507,000 was capitalized. Interest cost incurred in 1998, 1997 and 1996, was $1,489,000, $1,317,000 and $1,470,000, respectively.

NOTE 6 - INCOME TAXES
Income tax expense is comprised of the following:

(in thousands)                                               1998                 1997            1996
-------------------------------------------------------------------------------------------------------
Current:
         Federal                                           $2,899               $1,321          $1,362
         State                                                762                  352             341
Deferred:
         Federal                                             (831)                (106)          1,198
         State                                               (370)                 (19)            299
-------------------------------------------------------------------------------------------------------
                                                           $2,460               $1,548          $3,200
=======================================================================================================

The reconciliation of the computed statutory income tax expense to the effective income tax expense follows:

(in thousands)                                               1998                 1997            1996
-------------------------------------------------------------------------------------------------------
Statutory Federal income tax expense                       $2,087               $1,322          $2,736
Reconciling items:
  State income taxes, net of Federal benefit                  263                  220             422
  Other                                                       110                    6              42
-------------------------------------------------------------------------------------------------------
                                                           $2,460               $1,548          $3,200
=======================================================================================================

         The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31,

(in thousands)                                                         1998           1997
---------------------------------------------------------------------------------------------
Deferred tax assets:
  Properties, principally due to
   valuation allowances, depreciation
   and amortization of costs                                            $418          $ 621
  Investments in joint ventures,
   principally due to valuation allowances                               161            649
  Other                                                                  376              5
---------------------------------------------------------------------------------------------
 Total gross deferred tax assets                                         955          1,275
---------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Properties, principally due to basis
   differences upon acquisition                                      $(5,071)       $(4,926)
  Commercial real estate loans/deferred revenue,
   principally due to installment sales                                  (44)        (1,629)
  Other                                                                   --            (81)
---------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                  (5,115)        (6,636)
---------------------------------------------------------------------------------------------
Net deferred tax liability                                           $(4,160)       $(5,361)
=============================================================================================

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes that it is more likely than not that the Company will realize the deferred tax assets existing at December 31, 1998.

         Income taxes paid in 1998, 1997 and 1996 amounted to $3,732,000, $1,395,000 and $1,418,000, respectively.

NOTE 7 - RETIREMENT PLANS

Pension Plan:

         The Company maintained a defined benefit retirement plan which covered substantially all full-time employees. The benefits were based on employment commencement date, years of service and compensation. The Plan was "frozen" on December 31, 1996 which stopped the accumulation of benefits under the plan. During 1997 the Company elected to terminate the defined benefit plan and plan assets were distributed in July of 1998.

The net periodic pension benefit is computed as follows for years ended December 31,

(in thousands)                                                1998              1997              1996
-------------------------------------------------------------------------------------------------------
Service cost                                                 $  --             $  --             $  43
Interest cost                                                   48                47                47
Return on assets
         Actual                                                (34)             (292)             (175)
         Deferred gain                                          36               191               106
Amortization of unrecognized net transition asset              (25)              (26)              (26)
Return of assets to the Company                                359                --                --
-------------------------------------------------------------------------------------------------------
Net periodic pension benefit                                 $ 384             $ (80)            $  (5)
=======================================================================================================

         In addition to the net periodic pension benefit in 1998, the Company recognized a net gain on the plan settlement of $216,400.

401(k) Savings Plan:

         The Company has a 401(k) Savings Plan for all of its employees. The Company matches up to 3% of the employee's salary contributed. Total expense for the Company under this plan was $16,800, $19,400 and $19,700 for 1998, 1997 and 1996, respectively.

NOTE 8 - RESTRICTED STOCK PLAN

         In 1988 the Company adopted a Restricted Stock Plan (the "Restricted Plan") to distribute shares of stock to senior executives at no cost. There are 100,000 shares of common stock authorized for awards during the Plan's ten-year term. No shares were awarded in 1998, 1997 and 1996. A total of 31,400 shares have been awarded since inception of the Restricted Plan. Forfeiture restrictions lapse on the third, fourth and fifth anniversary after award. In 1995 special dispensation was given, due to internal restructuring, and restrictions were lifted on 4,507 shares. Compensation expense is recorded for the awards of stock under the Restricted Plan in each period in which services are performed. The Company recognized compensation expense of $0, $100 and $1,000 related to these awards for the years ended December 31, 1998, 1997 and 1996, respectively.

         On October 27, 1997, the Company's Board of Directors approved the New Mexico and Arizona Land Company 1997 Stock Incentive Plan (the "Plan"). On May 8, 1998, the plan was approved by a vote of the shareholders. The Plan provides that the following types of awards (collectively, "Awards") may be granted under the Plan: stock appreciation rights ("SARs"); incentive stock options ("ISOs"); non-qualified stock options ("NQSOs"); restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals. Under the Plan, Awards may be granted with respect to a maximum of 500,000 shares of the Company's Common Stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company. Due to stock dividends and stock splits since the inception of the plan there are presently 900,000 shares for which awards may be granted. As of December 31, 1998, approximately eighteen persons were eligible to participate in the Plan.

         During 1998, the Board granted to Paul Sargent, BFC's President, options under the Plan to purchase up to 90,000 shares of the Company's Common Stock. Such options have been divided into five equal exercise price category units of 18,000 shares for exercise price purposes. The first unit is exercisable at $8.33 per share, with the exercise price of each subsequent unit being increased by 12% (i.e., at exercise prices of $9.33, $10.46, $11.71 and $13.11). One-fifth of the shares in each price category unit vested and became exercisable on November 7,1998 and an additional one-fifth will vest on each of the four subsequent anniversaries of that date. The options expire ten years from the vesting date. No compensation expense was recognized in 1998 because the exercise price was higher than the price of the Common Stock of the Company at date of the grant.

         During 1998, each Director on the Board was granted options under the plan to purchase up to 4,500 shares of the Company's common stock. Earliest permitted exercise date of the options is December 1, 1999. The options expire ten years from the grant date. No compensation expense was recognized in 1998 because the exercise price was equal to the price of the Common Stock of the Company at date of the grant.

         Effective as of January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted under SFAS No. 123, the Company continues to measure stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock.

         SFAS No. 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value based method had been applied in measuring compensation expense for awards granted in 1998.

         Reported and pro forma net income, in thousands, and earnings per share amounts for the years ended December 31,

                                                             1998           1997
                                                             ----           ----
         Reported:
            Net income                                     $3,679         $2,340
            Basic earnings per share                        $0.53         $ 0.36
            Diluted earnings per share                      $0.53         $ 0.36

         Pro forma:
            Net income                                     $3,479         $2,218
            Basic earnings per share                        $0.50         $ 0.34
            Diluted earnings per share                      $0.50         $ 0.34

         The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                             1998           1997
                                                             ----           ----
            Risk free interest rate                        5.204%           5.521%
            Expected life (in years)                            5               5
            Expected volatility                               44%              34%
            Expected dividend yield                             0               0

Stock options outstanding at December 31, 1998 were as follows:


                                           OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                                                      Weighted
                                                       Average
                                                     Remaining
Range of Exercise     Number of Options       Contractual Life      Weighted Average     Number of Options       Weighted Average
           Prices           Outstanding             (in years)        Exercise Price           Exercisable         Exercise Price
           ------           -----------             ----------        --------------           -----------         --------------
     $8.33-$13.11               571,500                  11.14                $10.54               108,000                 $10.54

Activity related to the stock option plan is summarized as below:
Years Ended December 31,

                                                                     1998                               1997
                                                         Number of    Weighted Average     Number of     Weighted Average
                                                           shares       Exercise Price       shares       Exercise Price
                                                           ------       --------------       ------       --------------
Options outstanding at the beginning of year              450,000           $10.54               --
Granted                                                   121,500           $10.54          450,000           $10.54
Exercised                                                      --               --               --               --
Expired/cancelled                                              --               --               --               --
                                                          -------                           -------
Options outstanding at the end of year                    571,500                           450,000
                                                          =======                           =======
Options exercisable at the end of year                    108,000                                --
                                                          =======                           =======
Weighted-average fair value of options
  granted during the year                                   $2.67                             $2.54
                                                          =======                           =======

NOTE 9 - DIRECTOR STOCK AWARDS

         In December 1997 the Board of Directors awarded 350 shares of common stock of the Company to each director. The shares were valued at fair market value on the date of the grant. A total of 2,450 shares was issued on December 31, 1997. The shares contain a restrictive legend as required under Rule 144 of the Securities Act of 1933. In addition a cash award of $2,048 was paid to each director.

         In November 1996 the Board of Directors awarded 750 shares of common stock of the Company to each director. The shares were valued at the fair market value on the date of the grant. A total of 5,250 shares was issued on December 30, 1996. The shares contain a restrictive legend as required under Rule 144 of the Securities Act of 1933. In addition a cash award of $3,750 was paid to each director.

         Compensation expense of $50,000 in 1997, and $92,000 in 1996 was recorded as a result of the above awards.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, it is the opinion of management that their outcome will not have a material adverse effect on the financial condition or results of operations of the Company.

         The Company and certain of its directors and an officer have been named as defendants in a lawsuit brought by the Company's minority partner in a joint venture of which the Company is the managing partner. The plaintiffs' suit includes counts for breach of contract, an accounting of the partnership, declaratory judgment and injunction. The suit arises out of a dispute between the Company and its partner concerning the prior removal of the partner as managing partner by the Company. The Company believes the lawsuit against the Company and the individuals is without merit and will vigorously defend against the allegations made. The outcome of the suit is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 11 - RELATED PARTY TRANSACTIONS

         On April 22, 1997, the Company purchased an industrial park consisting of one partially leased 31,077 square foot multi-tenant industrial building on
7.1 acres of land in Tempe, Arizona. The Company purchased the property from R. Randy Stolworthy, who was Executive Vice President of the Company at the time. The cash purchase price of $2.8 million was based upon an MAI appraisal that was prepared for the Company by an independent appraiser. The property had been identified by the Company as a potential acquisition in late 1996, prior to Mr. Stolworthy's employment.

NOTE 12 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

         Certain unaudited quarterly financial information for the years ended December 31, 1998 and 1997 is presented below:

                                                  First         Second          Third          Fourth
(in thousands, except per share data)           Quarter        Quarter        Quarter         Quarter          Total
--------------------------------------------------------------------------------------------------------------------
1998
Revenue                                          $5,687         $5,793         $2,760          $7,745        $21,985
Net income                                        $ 517         $1,211         $  517          $1,434        $ 3,679
--------------------------------------------------------------------------------------------------------------------
Earnings per share(1)
         Basic                                   $ 0.07         $ 0.17         $ 0.07           $0.22        $  0.53
         Diluted                                 $ 0.07         $ 0.17         $ 0.07           $0.22        $  0.53
--------------------------------------------------------------------------------------------------------------------

1997
Revenue                                          $3,124         $3,428         $5,823          $4,529        $16,904
Net income                                       $  484         $  476         $  781          $  599        $ 2,340
--------------------------------------------------------------------------------------------------------------------
Earnings per share(1)
         Basic                                   $ 0.08         $ 0.07         $ 0.12          $ 0.09        $  0.36
         Diluted                                 $ 0.08         $ 0.07         $ 0.12          $ 0.09        $  0.36
--------------------------------------------------------------------------------------------------------------------

(1) Includes the effect of a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split paid January 15, 1999 to shareholders of record on December 31, 1998.


NOTE 13 - SEGMENTS

         The Real Estate segment is primarily engaged in the sale of developed residential lots, the sales or exchanges of land, rental income from improved properties and commercial and industrial buildings, and rental income from leasing urban and rural land. Real estate assets are assessed individually and measured against performance goals. All areas of real estate are assessed using the same performance criteria, not functionality, and looked upon as a whole. Notes receivable included in this segment are the result of real estate land sales and reflect a temporary and natural consequence of the real estate segment.

         The Short-term Commercial Real Estate Lending segment, conducted through BFC, is primarily engaged in providing direct, short-term gap and participating loans to qualified borrowers throughout the southwestern United States who provide suitable real estate projects as collateral. Lending functions include originations, acquisitions and servicing of commercial loans which are not held for sale, but are held to maturity or other disposition. This includes any actions or procedures necessary to foreclose on delinquent loans and take possession of collateral including disposal. Disposal of the collateral may involve the temporary (up to 2 years) operation or improvement of the repossessed property. If management identifies repossessed assets that would be appropriate for the Company to own/operate on a long-term basis, such assets would become a part of the real estate segment. The Short-term Commercial Real Estate Lending segment also includes loans made in connection with the Company's recreational land sales. The mortgage notes receivable from these land sales, due over ten to fifteen years, bear interest at rates ranging from 10% to 12%, and are secured by the properties sold.

         BFC seeks to maintain a high quality portfolio using clearly defined underwriting criteria and stringent portfolio management techniques. Bridge diversifies its lending activities geographically in the southwest and among a range of real estate.

         The Other Business segments primarily includes the Company's mineral rights in Arizona, New Mexico, Colorado, and Oklahoma, including small working and royalty interests in oil and gas wells. Approximately 6,079 of the mineral acres have been leased to operators. Presently, and for the foreseeable future, market conditions are such that production from most of the Company's mineral acres is not economically feasible. Revenue from the minerals does not constitute a material part of the Company's consolidated revenue.


         Reconciliation of Segment Information to Consolidated Amounts

         Management evaluates the performance of each segment based on income after allocations and identifiable assets. Income after allocations is income before joint ventures, non-controlling interests and income taxes, including allocations of corporate overhead expenses. Prior to 1998, there was no allocation of corporate overhead to the short-term commercial real estate lending segment because the Company had not yet acquired a commercial real estate lending portfolio. For the years prior to 1998, amounts included in income before joint ventures, non-controlling interests and taxes include expenses specifically attributable to the short-term commercial real estate lending and other business segments. Identifiable assets include assets employed in the generation of income for each segment.

         Information for the Company's reportable segments reconciles to the Company's consolidated totals as follows:

REVENUES:
December 31,

(in thousands)                                                                     1998           1997           1996
---------------------------------------------------------------------------------------------------------------------
Real Estate                                                                     $18,106        $15,627        $22,600
Short-term Commercial Real Estate Lending                                         3,752          1,120            957
Other                                                                               127            157            103
---------------------------------------------------------------------------------------------------------------------
Consolidated total                                                              $21,985        $16,904        $23,660
=====================================================================================================================


INCOME AFTER ALLOCATIONS:
December 31,

(in thousands)                                                                     1998           1997           1996
---------------------------------------------------------------------------------------------------------------------
Real Estate                                                                     $ 3,288        $ 3,572        $ 7,855
Short-term Commercial Real Estate Lending                                         2,505          1,060            957
Other                                                                               122            139             86
---------------------------------------------------------------------------------------------------------------------
Income before joint ventures, non-controlling interests and income taxes        $ 5,915        $ 4,771        $ 8,898
=====================================================================================================================


IDENTIFIABLE ASSETS:
December 31,

(in thousands)                                                                                    1998           1997
---------------------------------------------------------------------------------------------------------------------
Real Estate                                                                                    $48,134        $52,234
Short-term Commercial Real Estate Lending                                                       25,428         16,462
Other                                                                                              823            815
---------------------------------------------------------------------------------------------------------------------
Consolidated total                                                                             $74,385        $69,511
=====================================================================================================================

         The Company has no single customer that accounts for 10% or more of revenue.

         The Real Estate segment includes interest income of $382,574, $219,767, $278,242 and interest expense of $1,118,089, $1,019,582, and $963,603 for the years ended 1998, 1997 and 1996 respectively.

         The Short-term Commercial Real Estate Lending segment includes interest income of $44,408, and interest expense of $216,916, for the year ended 1998. Interest income and interest expense were insignificant in 1997 and 1996.

         The Real Estate segment employed 21, 22, and 24 full-time employees and the Short-term Commercial Real Estate Lending segment employed 4, 3 and 0 full-time employees the for the years ended 1998, 1997 and 1996 respectively.

NOTE 14 -- SUBSEQUENT EVENT

          On March 31, 1999, the due date of the construction loan for one of the Company's projects was extended from March 31, 1999 to December 31, 1999.

New Mexico and Arizona Land Company and Subsidiaries
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 1998                                                                       Cost
(in thousands)                                                                      capital-
                                                                                   ized sub-
                                               Initial cost                          sequent
                                                To Company                                to
                                                                       Bldgs          acqui-
                                                                     and im-          sition
                                       Encum-                         prove-        Improve-
                                      brances           Land           ments           ments             Land
---------------------------------------------------------------------------------------------------------------
Unimproved Properties
 Arizona and New Mexico(3)          $    337        $  9,286        $     --        $    997         $  9,869
 Colorado                                 --             520              --               4              524
 Cottonwood, Arizona                   1,715           4,584              --              60            4,643
 Chandler, Arizona                        --           3,245              --             423            3,245

Properties Under Development
 40-acre lots, Arizona                    --              74              --              --               74
 Albuquerque, New Mexico(3)              229             832              --           1,664              832
 Sedona, Arizona(4)                       --           7,500              --           3,346           10,846

Rental Properties
 Commercial Buildings
  Phoenix, Arizona                     3,463           1,549           2,451           2,881            1,549

 Apartments
  New Mexico                           4,722             773          10,665          (3,399)             773
---------------------------------------------------------------------------------------------------------------
                                    $ 10,466        $ 28,363        $ 13,116         $  5,976        $ 32,355
===============================================================================================================



December 31, 1998
(in thousands)
                                           Gross amount at which
                                              carried at close
                                                 of period(1)

                                                                      Accum-
                                   Buildings                          ulated
                                         and                          depre-
                                    improve-           Total         ciation             Date
                                       ments          (a)(2)          (b)(5)         acquired
----------------------------------------------------------------------------------------------
Unimproved Properties
 Arizona and New Mexico(3)          $    414        $ 10,283        $     77          various
 Colorado                                 --             524              --             1996
 Cottonwood, Arizona                      --           4,643              --             1996
 Chandler, Arizona                       425           3,670             117             1986

Properties Under Development
 40-acre lots, Arizona                    --              74              --             1908
 Albuquerque, New Mexico(3)            1,664           2,496              --        1992-1995
 Sedona, Arizona(4)                       --          10,846              --             1995

Rental Properties
 Commercial Buildings
  Phoenix, Arizona                     5,332           6,881             727             1986

 Apartments
  New Mexico                           7,266           8,039           2,923             1985
----------------------------------------------------------------------------------------------
                                    $ 15,101        $ 47,456        $  3,844
==============================================================================================

(1)  Tax basis: $27,700,000
(2) A valuation allowance in the amount of $3,480,000 was established in prior years to reflect the Company's estimated realizable value upon ultimate disposition of certain of its properties, principally unimproved urban real estate.
(3) Certain properties are owned by partnerships of which the Company has a 75% ownership.
(4)  Owned by a partnership in which the Company has a 99% ownership.
(5)  Life on which depreciation in the latest income statements is computed:
     5 to 35 years.


(A) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION Years ended December 31,

(in thousands)                                                                 1998             1997             1996
----------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                               $ 53,886         $ 54,836         $ 48,970
Additions during year:
  Acquisitions                                                                  123            3,648            7,459
  Improvements                                                                4,183            5,529            5,613
Deductions during year:
  Cost of real estate sold                                                  (10,736)         (10,127)          (7,206)
----------------------------------------------------------------------------------------------------------------------
Balance at close of year                                                   $ 47,456         $ 53,886         $ 54,836
======================================================================================================================


(B) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION Years ended December 31,

(in thousands)                                                                 1998             1997             1996
----------------------------------------------------------------------------------------------------------------------
Balance of accumulated depreciation
 at beginning of year                                                      $  4,761         $  4,586         $  4,188
Additions during year:
 Current year's depreciation                                                    544              431              398
Deductions during year:
 Real estate sold                                                            (1,461)            (256)              --
----------------------------------------------------------------------------------------------------------------------
Balance at close of year                                                   $  3,844         $  4,761         $  4,586
======================================================================================================================

New Mexico and Arizona Land Company and Subsidiaries

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 1998
(In thousands)


                                                                                                                        Principal
                                                                                                                        amount of
                                                                                                                          loans
                                                                                                                        subject
                                                                                                  Face      Carrying    to delin-
                                                                                                 amount     amount of     quent
                                                                   Final         Periodic          of         mort-     principal
                                                   Interest       maturity        payment         mort-       gages         or
               Description                           rate           date           terms          gages      (3)(a)      interest
------------------------------------------------------------------------------------------------------------------------------------

Mortgages on:
Unimproved  land sales in Arizona, Colorado
  and New Mexico (predominately
  40-acre parcel sales)                             10% - 12%      1997-2013                      $6,258    $6,258         $202
Unimproved  land sales in - Colorado                10%            2003         Quarterly(5)       1,000     1,000
Mineral Rights - Arizona                            11%            2001         Quarterly(5)         100       100
Residential Land under Development - Arizona        12.5-13%       1998-2000    Variable (1)(2)      521       521
Residential Land under Development - Texas          12.5%          1998-1999        (1)(2)           879       879
Commercial Land under Development - Calif.          12.5%          2000         Monthly(1)(2)        229       229
Residential Land Unimproved - Arizona               13%            1999            (1)(2)           1062      1062
Mixed Land Use Unimproved - Arizona                 13.125%        1999         Monthly(1)(2)        464       464
Operating Properties - Arizona                      11.25-12.75%   1999-2000    Monthly(1)(2)(4)    2004      2004
Operating Properties - California                   15%            1999         Monthly(1)(2)        677       677
Commercial Land Unimproved - Arizona                12.75-13.5%    1999-2000    Monthly(1)(2)       2609      2609
Residential Land under Devel - Gilbert,Arizona      13.5%          1998         Monthly(2)           917       917
Mixed Land Use Unimproved - Lake Pl.,Arizona        14%            1999         Maturity(1)(2)      2758      2758
Mixed Land Use Unimproved - Arizona                 14%            1999         Monthly(1)(2)        750       750
Residential Land under Develop.-New Mexico          12.75%         1999         Monthly(2)          1212      1212
Residential Land under Development - Arizona        13%            1999         Monthly(2)           856       856
Residential Land under Develop-Carefree, Ariz.      10%            1999         Maturity Date       2494      2494

Valuation allowance                                                                                           (275)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $24,790   $24,515        $202
====================================================================================================================================

(1) The company's participant in these loans has a preferential right to repayment of principal.
(2) Level payments of interest
(3) Tax basis is $21,160,000
(4) Level payments of principal and interest.
(5) Level payments of principal plus interest on the unpaid balance.


(a) NOTE TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

Years ended December 31,

(In thousands)                                                       1998        1997        1996
--------------------------------------------------------------------------------------------------
Balance at beginning of period                                    $15,287      $9,648      $9,464
Additions during period:
 New mortgage loans                                                21,293       9,517       1,910
Deduction during period:
 Collections of principal                                         (11,928)     (3,596)     (1,453)
 Forfeitures on   installment contracts                              (137)       (282)       (273)
--------------------------------------------------------------------------------------------------
Balance at close of year                                          $24,515     $15,287      $9,648
==================================================================================================

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         A change of accountants to Deloitte & Touche LLP was reported on a Form 8-K filed November 24, 1998.


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning the Company's executive officers and other key employees is set forth below. Certain information concerning the Company's directors is set forth in the Company's proxy statement for its 1999 annual meeting of shareholders under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

         R. RANDY STOLWORTHY, CHIEF EXECUTIVE OFFICER, BRIDGE FINANCIAL CORPORATION AND PRESIDENT AND CHIEF EXECUTIVE OFFICER, NEW MEXICO AND ARIZONA LAND COMPANY

         Mr. Stolworthy, age 42, came to the Company in February, 1997 from R.R.Stolworthy, Inc., a company he founded to manage and control the development of several large parcels of real estate in the Phoenix metropolitan area. Before that, he was co-founder and President of Voicelink Data Service, a large credit and marketing service company in Redmond, Washington. Voicelink Data Services merged with Digital Systems International in 1991.

         Mr. Stolworthy gained investment and business experience as a General Partner and Manager of the Seattle office of FBS Venture Capital Company, where he successfully invested in early-stage growth companies and participated as an active board member.

PAUL SARGENT, PRESIDENT, BRIDGE FINANCIAL CORPORATION

         Mr. Sargent, age 44, is experienced in short-term commercial real estate lending. Until its acquisition by the Company in November, 1997, he had directed the growth of RRH Financial from the ground up. During his tenure at RRH Financial, the company originated nearly $100 million of loan transactions in total.

         Prior to forming RRH Financial, Mr. Sargent obtained experience at Chase Bank in Arizona and New York, and earlier in his career, at Mellon Financial Services and Pickrell Mortgage Company in Phoenix. Over the past decade, he has placed loans with over 46 different institutions, ranging in amounts from $125,000 to $35-million.

JEROME L. JOSEPH, CONTROLLER, TREASURER AND SECRETARY

         Mr. Joseph, age 41, has acquired an in-depth knowledge of the specialized finance and accounting needs of entrepreneurial real estate development companies and early-stage companies. Mr. Joseph joined the Company in January, 1998. He has worked with both public and private companies in compliance, reporting, capital formation and cash management.

         He came to the Company from Unison HealthCare Corporation, where he was Vice President and Treasurer. Before Unison, he served three years at UDC Homes Inc. as Manager of Finance, and ten years at Homes by Dave Brown, the last four years as Senior Vice President-Finance and Treasurer. He has also worked in various consulting capacities in management and finance.

J. D. SPHAR, VICE PRESIDENT, MINERALS

         Mr. Sphar, age 58, joined the Company as Chief Geologist in 1971. He was promoted to his current position in 1973. He manages the Company's mineral assets and assists in the management of the Company's vast rural acres. Mr. Sphar's efforts have generated over $8 million in leasehold payments to the Company. He has been the principal negotiator for uranium sales of $30 million and he has initiated sales and trades of 200,000 acres of fee minerals with the federal government.

         Prior to joining the Company, Mr. Sphar was Southwest District Geologist for Western Nuclear, Inc for two years and Mine Geologist for Kerr-McGee Corporation for two years.

ITEM 11:  EXECUTIVE COMPENSATION

         Information required under this item is contained in the Company's 1999 Proxy Statement, under the heading "Executive Compensation", and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item is contained in the Company's 1999 Proxy Statement, under the heading "Voting Securities, Principal Shareholders, and Management Ownership" and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is contained in the Company's 1999 Proxy Statement, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

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

Exhibits:
      Exhibit 21             Subsidiaries of the Company

      Exhibit 23.1           Consent of KPMG LLP

      Exhibit 23.2           Consent of Deloitte & Touche LLP

      Exhibit 27.1           Financial Data Schedule

      Exhibit 27.2           Restated Financial Data Schedule for 1997

      All other exhibits are omitted because they are inapplicable, contained elsewhere in the report or have been previously filed with the Securities and Exchange Commission.

      A report on Form 8-K was filed on November 24, 1998 announcing a change of accountants to Deloitte & Touche LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW MEXICO AND ARIZONA LAND COMPANY
(Registrant)

/s/R. Randy Stolworthy                      /s/Jerome L. Joseph
----------------------                      -------------------
R. Randy Stolworthy                         Jerome L. Joseph
President (Principal                        Controller and Treasurer
 Executive Officer)                         (Principal Financial Officer)

Dated: March 30, 1999

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


/s/Stephen E. Renneckar                     /s/Robert R. Hensler
-----------------------------               -----------------------------------
Stephen E. Renneckar                        Robert R. Hensler
Chairman Director


                                            /s/Arnold L. Putterman
-----------------------------               -----------------------------------
William A. Pope                             Arnold L. Putterman
Director                                    Director


/s/Ronald E. Strasburger                    /s/Richard A. Wessman
-----------------------------               -----------------------------------
Ronald E. Strasburger                       Richard A. Wessman
Director                                    Director


/s/R. Randy Stolworthy
-----------------------------
R. Randy Stolworthy
Director

Dated:  March 30, 1999

                                EXHIBIT INDEX


Exhibit
  No.           Description
-------         -----------
  21            Subsidiaries of the Company

 23.1           Consent of KPMG LLP

 23.2           Consent of Deloitte & Touche LLP

 27.1           Financial Data Schedule

 27.2           Restated Financial Data Schedule for 1997