Form 10-Q
period 1999-03-31
NEW MEXICO & ARIZONA LAND CO
filed 1999-05-10
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           COMMON STOCK, NO PAR VALUE                      6,925,636
                      Class                       Outstanding at April 30, 1999

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED BALANCE SHEETS

                                                              UNAUDITED
                                                               MARCH 31,        December 31,
(Dollars in thousands)                                           1999               1998
--------------------------------------------------------------------------------------------
Assets
   Properties, net                                             $39,443            $43,340
   Commercial real estate loans, net                            21,168             20,695
   Receivables                                                   6,773              4,898
   Investments in joint ventures                                    11                 11
   Cash and cash equivalents                                     3,970              4,669
   Other                                                           771                772
--------------------------------------------------------------------------------------------
Total assets                                                   $72,136            $74,385
============================================================================================
Liabilities and Shareholders' Equity

   Notes payable and lines of credit                           $ 9,077            $14,264
   Accounts payable and accrued liabilities                        762              1,407
   Deferred revenue                                              7,324              5,520
   Deferred income taxes                                         5,069              4,160
--------------------------------------------------------------------------------------------
   Total liabilities                                            22,232             25,351
--------------------------------------------------------------------------------------------
Non-controlling  interests                                       1,533              1,889
--------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------
Shareholders' equity:

   Preferred stock, no par value; 10,000,000 shares authorized; none issued

   Common stock, no par value; 30,000,000 shares
      authorized; 6,925,636 issued and outstanding              35,341             35,341
Retained earnings                                               13,030             11,804
--------------------------------------------------------------------------------------------
   Total shareholders' equity                                   48,371             47,145
--------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $72,136            $74,385
============================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
Three months ended March 31,

(in thousands, except per share data)                      1999                 1998
---------------------------------------------------------------------------------------
Revenue:
  Property sales                                         $  9,027             $  4,167
  Property rentals                                            498                  740
  Commercial real estate lending                              959                  627
  Investment income                                           130                   79
  Other                                                       100                   74
---------------------------------------------------------------------------------------
                                                           10,714                5,687
---------------------------------------------------------------------------------------
Expenses:
  Cost of property sales                                    6,291                3,378
  Property rentals                                            209                  238
  General and administrative                                1,238                  671
  Interest                                                    341                  268
  Depreciation, depletion and amortization                    128                  164
---------------------------------------------------------------------------------------
                                                            8,207                4,719
---------------------------------------------------------------------------------------
Income Before Joint Ventures, Non-controlling
   Interests and Income Taxes                               2,507                  968
Gain from joint ventures                                       --                    5
Non-controlling  interests                                   (486)                (110)
---------------------------------------------------------------------------------------
Income Before Income Taxes                                  2,021                  863
Income taxes                                                  795                  346
---------------------------------------------------------------------------------------
Net Income                                               $  1,226             $    517
=======================================================================================
Earnings per Share of Common Stock

     BASIC                                               $   0.18             $   0.07
     DILUTED                                             $   0.18             $   0.07
=======================================================================================
Weighted Average Number of Common Shares

     BASIC                                                  6,926                6,926
     DILUTED                                                6,934                6,930
=======================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31,

(in thousands)                                                          1999                 1998
----------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Net income                                                             $ 1,226             $   517
Gain from sales of properties                                             (857)               (117)
Non-cash items included above:
   Depreciation, depletion and amortization                                128                 164
   Deferred revenue                                                       (351)              1,051
   Deferred income taxes                                                   909              (1,373)
   Allowance for bad debts                                                 100                  --
   Equity in earnings of joint ventures                                     --                  (5)
   Non-controlling interests                                               486                 110
Net change in:
   Receivables                                                             180              (2,717)
   Properties under development                                          2,038               1,993
   Other assets                                                              1                 (33)
   Accounts payable and accrued liabilities                               (645)              1,792
----------------------------------------------------------------------------------------------------
Net cash flows provided by/(used in) operating activities                3,215               1,382
----------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES:
   Additions to properties                                              (1,477)             (1,538)
   Proceeds from sale of properties                                      3,887                 439
   Distributions from joint ventures                                        --                  15
   Collections of principal on commercial real estate loans              1,961               1,419
   Additions to commercial real estate loans                            (2,256)             (6,378)
----------------------------------------------------------------------------------------------------
Net cash flows provided by/(used in) investing activities                2,115              (6,043)
----------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                                      192               4,255
   Payments of debt                                                     (5,379)             (1,079)
   Distributions to non-controlling partners                              (842)                (46)
----------------------------------------------------------------------------------------------------
Net cash flows provided by/(used in) financing activities               (6,029)              3,130
----------------------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                               (699)             (1,531)
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                         4,669               6,016
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $ 3,970             $ 4,485
====================================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that the accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1998 annual report on Form 10-K.

2. The results of operations for the three months ended March 31, 1999 and 1998, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, Bridge Financial Corporation ("BFC"), NZ Properties, Inc., NZ Development Corporation, NZU, Inc. and Great Vacations International, Inc., together with joint ventures which the Company controls or in which the Company holds a majority ownership.

4. Certain prior period amounts have been reclassified for comparative purposes.

5. Net income per share computations are based on the weighted average number of shares outstanding of 6,926,000 (basic) and 6,934,000 (diluted) in 1999 and 6,926,000 (basic) and 6,930,000 (diluted) in 1998.

6. During the three months ended March 31, 1999 the Company sold properties in exchange for cash and approximately $2,055,000 in notes receivable. Approximately $1,877,000 of the profit on these sales has been deferred.

7. The Company is engaged in three operating segments; Real Estate, Short-term Commercial Real Estate Lending and Other Business. The Short-term Commercial Real Estate Lending segment is primarily conducted through the Company's wholly owned subsidiary BFC.

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

             Information for the Company's reportable segments reconciles to the Company's consolidated totals as follows:

       REVENUES (UNAUDITED):
       Three Months Ended March 31,
       (in thousands)                                                       1999           1998
       ------------------------------------------------------------------------------------------
       Real Estate                                                        $9,718          $5,027
       Short-term Commercial Real Estate Lending                             965             629
       Other                                                                  31              31
       ------------------------------------------------------------------------------------------
       Consolidated total                                                $10,714          $5,687
       ==========================================================================================


       INCOME AFTER ALLOCATIONS (UNAUDITED):
       Three Months Ended March 31,
       (in thousands)                                                      1999             1998
       ------------------------------------------------------------------------------------------
       Real Estate                                                        $1,998            $558
       Short-term Commercial Real Estate Lending                             479             380
       Other                                                                  30              30
       ------------------------------------------------------------------------------------------
       Income before joint ventures, non-controlling interests
          and income taxes                                                $2,507            $968
       ==========================================================================================


       IDENTIFIABLE ASSETS:
                                                                       UNAUDITED
                                                                       MARCH 31,     December 31,
       (in thousands)                                                      1999             1998
       ------------------------------------------------------------------------------------------
       Real Estate                                                       $45,727         $48,134
       Short-term Commercial Real Estate Lending                          25,573          25,428
       Other                                                                 836             823
       ------------------------------------------------------------------------------------------
       Consolidated total                                                $72,136         $74,385
       ==========================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        For the three months ended March 31, 1999, net income was $1,226,000 ($0.18 per share) compared to $517,000 ($0.07 per share) for the same period in 1998. Pre-tax earnings from property sales were up, by approximately $1,947,000, for the three month period ended March 31, 1999 as compared to the same period in 1998. The increase is principally due to the sale of two apartment complexes the Company owned in New Mexico and a bulk lot sale of 203 lots by one of the Albuquerque joint ventures in which the Company owns a 75% interest, as compared to one bulk land sale in 1998. The Company experienced a 43% decline in pre-tax earnings from property rentals for the three month period ended March 31, 1999 as compared to the same period in 1998. The decline is primarily due to the sale of three of the four federally-subsidized apartment complexes in New Mexico (one was sold in late 1998 and two were sold in the first quarter of 1999). The Company expects to replace the apartments with industrial or office buildings in Arizona in connection with tax-deferred exchanges under Section 1031 of the Internal Revenue Code. On May 5, 1999 the Company acquired the first such replacement property, by closing escrow on the purchase of a 113,100 square foot industrial building located in Gilbert, Arizona. As the Company acquires replacement properties for the apartments, earnings from property rentals are expected to increase.

         The increase in general and administrative expense of $567,000 in the first quarter of 1999 compared to the first quarter of 1998 is due primarily to increases in four items. Approximately 40% of the increase is due to increased legal expense, primarily attributable to the Sedona litigation. Approximately 15% of the increase is due to the use of two consultants in first quarter 1999 that were not used in first quarter 1998. One consultant was retained for investor relations and a different consultant for identifying sources of capital and evaluating alternative business strategies for the Company's mineral resources. The Company's expense for the latter firm is expected to diminish beginning in the mid-second quarter of 1999. Approximately 15% of the increase is due to increased accounting costs, primarily attributable to professional fees related to the Company's restatement of its 1998 quarterly financial statements and additional audit and tax consulting surrounding the Company's sale of several real estate assets. A portion of the increased accounting costs is also due to tax consulting related to improving the Company's tax analysis models and systems. Approximately 18% of the increase is due to the Company's decision to increase the allowance for bad debts, in anticipation of growth in the Company's managed loan portfolio.

        The managed loan portfolio of Bridge Financial Corporation stood at $62.6 million as of March 31, 1999, of which $40.7 million was participated with other lenders and $21.0 million (net of an allowance for bad debts of $.4 million and undisbursed loan proceeds of $.5 million) was recorded in the Company's books. As of April 30, 1999 the managed portfolio was $63.2 million, of which $41.1 million was participated and $21.2 million (net of an allowance for bad debts of $.4 million and undisbursed loan proceeds of $.5 million) was recorded in the Company's books. This compares to a December 31, 1998 managed portfolio of $53.8 million, of which $32.4 million was participated and $20.7 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.4 million) was recorded in the Company's books, and compares to a March 31, 1998 managed portfolio of $55.4 million, of which $34.6 million was participated and $20.0 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.5 million) was recorded in the Company's books.

         The Company previously reported that it was negotiating with a potential buyer for the purchase of the property located at Ray and McClintock. That property is now in escrow to be sold. The Company also previously reported that it was negotiating with potential buyers for the purchase of the property located at Cooper and Warner. A portion of that property is now in escrow to be sold, and the remainder continues to be under negotiation. In addition, the Company previously reported that the Sedona project was for sale. That project is now in escrow to be sold. As is customary in the real estate business, the buyers of these properties (and of the other properties the Company has previously reported to be in escrow) have certain time periods within which to perform feasibility and due diligence investigations and may exercise certain contractual rights to cancel the purchase contracts. Any such cancellation, depending on the reason for and timing of such cancellation, may or may not cause the buyer to incur a penalty for such cancellation. No assurance can be given that any particular escrow will actually close.

LIQUIDITY AND CAPITAL RESOURCES

         The real estate lending business will require larger amounts of capital than currently possessed by the Company in order for the Company to be an effective competitor in the market. Management estimates that during 1999, approximately $75 million of principal will be required to fund anticipated loan volume. In addition, the Company will require cash for working capital, for continuing development work on existing real estate projects and for projects that may be acquired through tax-deferred exchanges. (See "Continuation of New Business Activity and Change of Principal Business Emphasis" in Item 7 of the Company's 1998 Annual Report on Form 10-K.)

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

         The Company currently has a $10,000,000 partially secured revolving line of credit from a commercial bank that may be used for general corporate purposes. The line bears interest at the prime rate and expires July 31, 1999. At March 31, 1999 there was an outstanding balance of $2,050,000. As of April 30, 1999 the line had an outstanding balance of $3,650,000. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of current assets to current liabilities (as defined); a specified minimum excess of current assets over current liabilities (as defined); and a specified maximum ratio of total liabilities to tangible net worth. At March 31, 1999 the Company was in compliance with these financial covenants.

         The same commercial bank has made a construction loan to the Company to finance development of the Grove Commons project. The loan is secured by the property. The loan bears interest at the prime rate and expires December 31, 1999. As of March 31, 1999 the loan had an outstanding balance of $1,446,000. As of April 30, 1999 the loan had an outstanding balance of $1,452,000.

         Additionally, BFC has a $25,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires September 17, 1999. As amounts are drawn, the line will be secured by certain loan assets of the Company. At March 31, 1999 and April 30, 1999 there were no outstanding balances. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth, a specified maximum ratio of debt to tangible net worth, and a specified minimum ratio of liquid assets to tangible net worth. At March 31, 1999 BFC was in compliance with these financial covenants. The line is guaranteed by the Company.

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

         Costs incurred to bring the Company's internal systems into year 2000 compliance are not expected to have a material impact on the Company's financial position or results of operations. The Company estimates it will incur approximately $50,000 in costs related to year 2000 compliance. All such costs are expected to be incurred in 1999. As of March 31, 1999, the Company has incurred costs of approximately $24,000 related to Year 2000 compliance.

         The Company will be exposed to the risk that third parties the Company deals with may not be Year 2000 compliant, which could cause disruptions in the Company's activities with those third parties and with the Company's relationships with customers, creditors and others. The Company's Year 2000 plan includes an evaluation of these parties' compliance.

         Based on currently available information, management believes that the most reasonably likely worst-case scenario could result in minor short-term business interruptions. The Company's Year 2000 plan includes an assessment of material third parties' Year 2000 readiness, but the Company cannot be certain as to the actual Year 2000 readiness of the parties or the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition. A contingency plan is expected to be completed by the end of the third quarter 1999.

                           PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the three month period ended March 31, 1999, requiring a response to Items 1 through 5.

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

New Mexico and Arizona Land Company

/s/Jerome L. Joseph
---------------------------------------
Controller and Treasurer
(Principal Financial Officer)

/s/R. Randy Stolworthy
---------------------------------------
President and Chief Executive Officer
(Principal Executive Officer)

Date:     May 6, 1999
     ---------------------