Form 10-Q
period 1999-06-30
NEW MEXICO & ARIZONA LAND CO
filed 1999-08-12
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            COMMON STOCK, NO PAR VALUE                       6,925,636
                      Class                        Outstanding at August 3, 1999

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q

CONSOLIDATED BALANCE SHEETS

                                                                 UNAUDITED
                                                                  JUNE 30,     December 31,
(in thousands, except share data)                                   1999           1998
-------------------------------------------------------------------------------------------
Assets
   Properties, net                                                $50,246        $43,340
   Commercial real estate loans, net                               21,349         20,695
   Receivables                                                      5,627          4,898
   Investments in joint ventures                                       11             11
   Cash and cash equivalents                                        3,305          4,669
   Other                                                              828            772
-------------------------------------------------------------------------------------------
Total assets                                                      $81,366        $74,385
-------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                              $18,391        $14,264
   Accounts payable and accrued liabilities                         1,281          1,407
   Deferred revenue                                                 6,419          5,520
   Deferred income taxes                                            4,652          4,160
-------------------------------------------------------------------------------------------
   Total liabilities                                               30,743         25,351
-------------------------------------------------------------------------------------------
Non-controlling  interests                                          1,489          1,889
-------------------------------------------------------------------------------------------
Commitments and contingencies
-------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued
   Common stock, no par value; 30,000,000 shares
      authorized; 6,925,636 issued and outstanding                 35,341         35,341
Retained earnings                                                  13,793         11,804
-------------------------------------------------------------------------------------------
   Total shareholders' equity                                      49,134         47,145
-------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $81,366        $74,385
===========================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three months ended June 30,    Six months ended June 30,
                                                           1999            1998          1999            1998
(in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------
Revenue:
  Property sales                                         $  3,599       $  3,884       $ 12,626       $  8,051
  Property rentals                                            451            745            949          1,485
  Commercial real estate lending                              995            991          1,954          1,618
  Investment income                                           188             79            318            158
  Other                                                        80             94            180            168
----------------------------------------------------------------------------------------------------------------
                                                            5,313          5,793         16,027         11,480
----------------------------------------------------------------------------------------------------------------

Expenses:
  Cost of property sales                                    2,100          2,570          8,391          5,948
  Property rentals                                            329            251            538            489
  General and administrative                                1,050            818          2,288          1,489
  Interest                                                    334            311            675            579
  Depreciation, depletion and amortization                    185            152            313            316
----------------------------------------------------------------------------------------------------------------
                                                            3,998          4,102         12,205          8,821
----------------------------------------------------------------------------------------------------------------

Income Before Joint Ventures, Non-controlling
   Interests and Income Taxes                               1,315          1,691          3,822          2,659
Gain from joint ventures                                       --            447             --            452
Non-controlling interests                                     (44)          (146)          (530)          (256)
----------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                  1,271          1,992          3,292          2,855
Income taxes                                                  508            781          1,303          1,127
----------------------------------------------------------------------------------------------------------------

Net Income                                               $    763       $  1,211       $  1,989       $  1,728
================================================================================================================
Net income per Share of Common Stock
     Basic                                               $   0.11       $   0.17       $   0.29       $   0.24
     Diluted                                             $   0.11       $   0.17       $   0.29       $   0.24
================================================================================================================
Weighted Average Number of Common Shares
     Basic                                                  6,926          6,926          6,926          6,926
     Diluted                                                6,926          6,934          6,926          6,934
================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30,

(in thousands)                                                              1999            1998
---------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Net income                                                               $  1,989         $  1,728
Non-cash items included above:
   Depreciation, depletion and amortization                                   313              316
   Deferred revenue                                                           426              896
   Deferred income taxes                                                      492           (1,200)
   Allowance for bad debts                                                    100               --
   Equity in earnings of joint ventures                                        --             (452)
   Non-controlling interests                                                  530              256
Net change in:
   Receivables                                                               (729)          (4,072)
   Properties under development                                              2137              589
   Other properties                                                          (685)           2,742
   Other assets                                                               (56)            (373)
   Accounts payable and accrued liabilities                                  (126)           1,068
---------------------------------------------------------------------------------------------------
Net cash flows provided by/(used in) operating activities                   4,391            1,498
---------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES:
   Additions to properties                                                 (8,670)          (1,322)
   Distributions from joint ventures                                           --              852
   Collections of principal on commercial real estate loans                 5,663            3,476
   Additions to commercial real estate loans                               (5,944)         (11,838)
---------------------------------------------------------------------------------------------------
Net cash flows provided by/(used in) investing activities                  (8,951)          (8,832)
---------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                                      13,226            6,083
   Payments of debt                                                        (9,100)          (1,954)
   Distributions to non-controlling partners                                 (930)            (200)
---------------------------------------------------------------------------------------------------
Net cash flows provided by/(used in) financing activities                   3,196            3,929
---------------------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                                (1,364)          (3,405)
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                            4,669            6,016
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $  3,305         $  2,611
===================================================================================================

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that the accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1998 annual report on Form 10-K.

2. The results of operations for the three months and six months ended June 30, 1999 and 1998, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

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

5. Net income per share computations are based on the weighted average number of shares outstanding for the period. For the six months ended June 30, the weighted average number of shares outstanding were 6,926,000 for basic and diluted in 1999 and 6,926,000 (basic) and 6,934,000 (diluted) in 1998. For the three months ended June 30, the weighted average number of shares outstanding were 6,926,000 for basic and diluted in 1999 and 6,926,000 (basic) and 6,934,000 (diluted) in 1998.

6. During the six months ended June 30, 1999 the Company sold properties in exchange for cash and approximately $3,069,000 in notes receivable. In accordance with the relevant accounting literature approximately $2,054,000 of the profit on these sales has been deferred until such time as the Company receives sufficient additional cash payments from the purchaser.

7. The Company is engaged in three operating segments; Real Estate, Short-term Commercial Real Estate Lending and Other Business. The Short-term Commercial Real Estate Lending segment is primarily conducted through BFC.

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

           Information for the Company's reportable segments reconciles to the Company's consolidated totals as follows:

       REVENUES (UNAUDITED):

                                                          Three Months Ended June 30,      Six months ended June 30,
       (in thousands)                                         1999           1998             1999        1998
       -------------------------------------------------------------------------------------------------------------
       Real Estate                                           $4,203        $4,765           $13,921      $9,792
       Short-term Commercial Real Estate Lending              1,083           997             2,048       1,626
       Other                                                     27            31                58          62
       -------------------------------------------------------------------------------------------------------------
       Consolidated total                                    $5,313        $5,793           $16,027     $11,480
       =============================================================================================================


       INCOME AFTER ALLOCATIONS (UNAUDITED):
                                                          Three Months Ended June 30,      Six months ended June 30,
       (in thousands)                                          1999          1998             1999         1998
       -------------------------------------------------------------------------------------------------------------
       Real Estate                                             $802          $988            $2,800      $1,546
       Short-term Commercial Real Estate Lending                488           673               967       1,053
       Other                                                     25            30                55          60
       -------------------------------------------------------------------------------------------------------------
       Income before joint ventures, non-controlling
          Interests and income taxes                         $1,315        $1,691            $3,822      $2,659
       =============================================================================================================


       IDENTIFIABLE ASSETS:



                                                                       UNAUDITED
                                                                        JUNE 30,         December 31,
       (in thousands)                                                      1999                 1998
       ----------------------------------------------------------------------------------------------
       Real Estate                                                       $51,186             $48,134
       Short-term Commercial Real Estate Lending                          29,338              25,428
       Other                                                                 842                 823
       ----------------------------------------------------------------------------------------------
       Consolidated total                                                $81,366             $74,385
       ==============================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        For the six months ended June 30, 1999, net income was $1,989,000 ($0.29 per share) compared to $1,728,000 ($0.24 per share) for the same period in 1998. Pre-tax earnings from property sales were up by approximately $2,132,000 for the six-month period ended June 30, 1999 as compared to the same period in 1998. The increase is primarily due to the sale of one apartment complex in New Mexico, a bulk lot sale of 203 lots made by one of the Albuquerque joint ventures in which the Company owns a 75% interest, the sale of the remainder of the Colorado property, and recognition of deferred profit from property in Scottsdale, Arizona the Company sold in 1998. The deferred profit on the 1998 sale was recognized in the second quarter 1999 because the purchaser paid in full the balance on a note receivable the Company had carried back when the property was sold. These sales are compared to four bulk land sales in 1998, for which profit recognition was lower due to lower aggregate sales prices and profit margins than in 1999. The timing of profit recognition on real estate sales is contingent on several factors and profit may not all be recognizable in the period property is sold. Consequently, the profit on property sales made by the Company in a period may be recognized in that period or later periods. Pre-tax earnings from property sales were slightly higher for the three-month period ended June 30, 1999 as compared to the same period in 1998.

        The Company experienced a 59% decline in pre-tax earnings from property rentals for the six-month period ended June 30, 1999 as compared to the same period in 1998 and a 75% decline in pre-tax earnings for the three-month period ended June 30, 1999 as compared to the same period in 1998. Both declines are primarily attributable to the sale of three of the four Federally-subsidized apartment complexes in New Mexico (one was sold in late 1998, two were sold in the first quarter of 1999 and the fourth is expected to be sold in the third quarter of 1999). The Company expects to replace the apartments with industrial warehouse buildings in Arizona in connection with tax-deferred exchanges under
Section 1031 of the Internal Revenue Code. The Company acquired two such replacement properties in the second quarter of 1999. One property is a 113,100 square foot industrial warehouse building located in Gilbert, Arizona and the other property is a 76,800 square foot industrial warehouse building located in Phoenix, Arizona. The Company expects to close on the third replacement property in the third quarter of 1999. As the Company acquires replacement properties for the apartments, earnings from property rentals are expected to increase. The replacement properties have been acquired with a combination of cash contained in the 1031 exchange escrows and debt.

         The increase in general and administrative expense of $799,000 for the six months ended June 30, 1999 as compared to same period in 1998 is due primarily to increases in four items. Approximately 39% of the increase is due to increased legal expense, primarily attributable to the Sedona litigation. Approximately 11% of the increase is due to the use of two consultants in the period ended June 30, 1999 that were only used in the second quarter in 1998. One consultant was retained for investor relations and a different consultant for identifying sources of capital and evaluating alternative business strategies for the Company's mineral resources. The Company's expense for the latter firm diminishes beginning in the mid-second quarter of 1999. Approximately 25% of the increase is due to increased accounting costs, primarily attributable to professional fees related to the Company's restatement of its 1998 quarterly financial statements and additional audit and tax consulting surrounding the Company's sale of several real estate assets. A portion of the increased accounting costs is also due to tax consulting related to improving the Company's tax analysis models and systems. Approximately 12% of the increase is due to the increase, in the first quarter, of the allowance for bad debts. The increase in general and administrative expense of $232,000 for the three months ended June 30, 1999 as compared to the same period in 1998 is due primarily to increases in two items. Approximately 38% of the increase is due to increased legal expense, primarily attributable to the Sedona litigation. Approximately 49% of the increase is due to increased accounting costs, primarily attributable to professional fees related to the Company's restatement of its 1998 quarterly financial statements.

        The managed loan portfolio of Bridge Financial Corporation stood at $58.2 million as of June 30, 1999, of which $36.2 million was participated with other lenders and $21.3 million (net of an allowance for bad debts of $.4 million and undisbursed loan proceeds of $.3 million) was recorded in the Company's financial statements. As of July 31, 1999 the managed portfolio was $57.3 million, of which $34.7 million was participated and $21.9 million (net of an allowance for bad debts of $.4 million and undisbursed loan proceeds of $.3 million) was recorded in the Company's financial statements. This compares to a December 31, 1998 managed portfolio of $53.8 million of which $32.4 million was participated and $20.7 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.4 million) was recorded in the Company's financial statements, and compares to a June 30, 1998 managed portfolio of $65.5 million of which $41.5 million was participated and $23.4 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.3 million) was recorded in the Company's financial statements.

         The Company previously reported that it was negotiating with potential buyers for the purchase of the property located at Cooper and Warner. A portion of that property is now in escrow with two separate purchasers. The Company previously reported that the Mesa property was for sale. That property is now in escrow. As is customary in the real estate business, the buyers of these properties (and of the other properties the Company has previously reported to be in escrow) have certain time periods within which to perform feasibility and due diligence investigations and may exercise certain contractual rights to cancel the purchase contracts. Any such cancellation, depending on the reason for and timing of such cancellation, may or may not cause the buyer to incur a penalty for such cancellation. No assurance can be given that any particular escrow will actually close.

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

         The Company expects to generate a substantial amount of cash (approximately one-third of the amount required) from the sale of real estate during 1999. This cash will be re-deployed into the lending business. Cash will also be generated from principal repayments on maturing loans in the Company's existing loan portfolio. In addition, the Company now uses and intends to continue to use participants or other joint funding sources on certain real estate loans. Further, the Company is engaged in negotiations with a large non-bank commercial lender to provide an additional warehouse line of credit which would be available to finance the Company's real estate lending activities. Discussions have proceeded far enough to say that a loan agreement, if one is entered into, will be a secured revolving facility in the approximate amount of $20,000,000.

         As of June 30, 1999 the Company had a $10,000,000 partially secured revolving line of credit from a commercial bank that may be used for general corporate purposes. The line bears interest at the prime rate and expired July 2, 1999. The bank has renewed this loan to July 3, 2000 at the same interest rate and has increased the maximum amount available to $15,000,000. At June 30, 1999 there was an outstanding balance of $4,545,000. As of July 31, 1999 the line had an outstanding balance of $4,645,000. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of current assets to current liabilities (as defined); a specified minimum excess of current assets over current liabilities (as defined); and a specified maximum ratio of total liabilities to tangible net worth. At June 30, 1999 the Company was in compliance with these financial covenants.

         The same commercial bank has made a construction loan to the Company to finance development of the Grove Commons project. The loan is secured by the property. The loan bears interest at the prime rate and expires December 31, 1999. At June 30, 1999 and July 31, 1999 the loan had an outstanding balance of $1,895,000. The Company expects to replace this loan with longer-term financing prior to its maturity.

         In July 1999, one of the Albuquerque joint ventures, in which the Company owns a 75% interest, entered into a loan agreement with a commercial bank to finance lot development. The loan bears interest at the prime rate plus 1/4% and expires March 1, 2000. At July 31, 1999 there was no outstanding balance.

         Additionally, BFC has a $25,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires September 17, 1999. As amounts are drawn, the line will be secured by certain loan assets of the Company. At June 30, 1999 and July 31, 1999 there were no outstanding balances. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth, a specified maximum ratio of debt to tangible net worth, and a specified minimum ratio of liquid assets to tangible net worth. At June 30, 1999 BFC was in compliance with these financial covenants. The line is guaranteed by the Company.

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

         The Company has implemented a four phase internal plan to address the Year 2000 issue through assessment, development, execution and integration. The plan includes the assessment of information technology ("IT") systems and non-IT systems. Phase I includes learning about Year 2000, identifying and taking inventory of the business environment and assessing the extent to which the Company's business environment will be impacted by the Year 2000 problem. The Company has completed 100% of Phase I. Phase II is the development of a detailed plan to determine the category of readiness for each identified inventory item in Phase I, and the action necessary to bring the identified items in compliance. The Company has completed approximately 100% of Phase II. Phase III plans the time line to execute Phase II including critical data recovery and data transfer procedures. The Company has completed approximately 90% of Phase III and expects to complete Phase III by the end of the third quarter 1999. Phase IV integrates and tests compliance of the inventory items. The Company has completed approximately 40% of Phase IV and expects to complete Phase IV by the end of the third quarter 1999.

         Costs incurred to bring the Company's internal systems into year 2000 compliance are not expected to have a material impact on the Company's financial position or results of operations. The Company estimates it will incur approximately $50,000 in costs related to year 2000 compliance. All such costs are expected to be incurred in 1999. As of June 30, 1999, the Company has incurred costs of approximately $24,000 related to Year 2000 compliance.

         The Company will be exposed to the risk that third parties the Company deals with may not be Year 2000 compliant, which could cause disruptions in the Company's activities with those third parties and with the Company's relationships with customers, creditors and others. The Company's Year 2000 plan includes an evaluation of these parties' compliance.

         Based on currently available information, management believes that the most reasonably likely worst-case scenario could result in minor short-term business interruptions. The Company's Year 2000 plan includes an assessment of material third parties' Year 2000 readiness, but the Company cannot be certain as to the actual Year 2000 readiness of the parties or to the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition. A contingency plan is expected to be completed by the end of the third quarter 1999.

                           PART II - OTHER INFORMATION

There were no proceedings, changes, occurrences or other matters occurring during the six month period ended June 30, 1999, requiring a response to Items 1 through 5.

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


Date: August 6, 1999
     --------------------