Form 10-Q
period 1999-09-30
NEW MEXICO & ARIZONA LAND CO
filed 1999-11-15
CIK 71478

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK, NO PAR VALUE                         6,925,636
             Class                             Outstanding at November 10, 1999

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED BALANCE SHEETS

                                                                       UNAUDITED
                                                                   SEPTEMBER 30,         December 31,
(in thousands, except share data)                                      1999                 1998

Assets
   Properties, net                                                      $51,925               $43,340
   Commercial real estate loans, net                                     29,550                20,631
   Receivables                                                            6,079                 4,962
   Investments in joint ventures                                             11                    11
   Cash and cash equivalents                                              1,569                 4,669
   Other                                                                  1,064                   772
                                                                        -------               -------
Total assets                                                            $90,198               $74,385
                                                                        -------               -------

Liabilities and Shareholders' Equity
   Notes payable and lines of credit                                    $24,175               $14,264
   Accounts payable and accrued liabilities                               1,552                 1,407
   Deferred revenue                                                       7,232                 5,520
   Deferred income taxes                                                  5,254                 4,160
                                                                        -------               -------
   Total liabilities                                                     38,213                25,351
                                                                        -------               -------
Non-controlling  interests                                                1,433                 1,889
                                                                        -------               -------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued
   Common stock, no par value; 30,000,000 shares
      authorized; 6,925,636 issued and outstanding                       35,341                35,341
Retained earnings                                                        15,211                11,804
                                                                        -------               -------
   Total shareholders' equity                                            50,552                47,145
                                                                        -------               -------
Total liabilities and shareholders' equity                              $90,198               $74,385
                                                                        =======               =======

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three months ended           Nine months ended
                                                                 September 30,              September  30,
                                                              1999          1998            1999          1998
 (in thousands, except per share data)
Revenue:
  Property sales                                            $6,713          $ 426        $19,339       $8,478
  Property rentals                                             640            745          1,589        2,230
  Commercial real estate lending                             1,321          1,047          3,275        2,665
  Investment income                                            133            137            451          294
  Other                                                        107            405            287          568
                                                           -------        -------       --------      -------
                                                             8,914          2,760         24,941       14,235
                                                           -------        -------       --------      -------

Expenses:
  Cost of property sales                                     4,588            167         12,979        6,115
  Property rentals                                             510            245          1,048          734
  General and administrative                                   903          1,020          3,191        2,509
  Interest                                                     414            350          1,089          929
  Depreciation, depletion and amortization                     137            173            450          490
                                                           -------        -------       --------      -------
                                                             6,552          1,955         18,757       10,777
                                                           -------        -------       --------      -------

Income Before Joint Ventures, Non-controlling
   Interests and Income Taxes                                2,362            805          6,184        3,458
Gain from joint ventures                                        --             63             --          520
Non-controlling interests                                      (13)           (31)          (543)        (287)
                                                           -------        -------       --------      -------

Income Before Income Taxes                                   2,349            837          5,641        3,691
Income taxes                                                   931            320          2,234        1,447
                                                           -------        -------       --------      -------

Net Income                                                 $ 1,418          $ 517       $  3,407      $ 2,244
                                                           =======        =======       ========      =======
Net income per Share of Common Stock
     Basic                                                 $  0.20        $  0.07        $  0.49      $  0.31
     Diluted                                               $  0.20        $  0.07        $  0.49      $  0.31
                                                           =======        =======       ========      =======

Weighted Average Number of Common Shares
     Basic                                                   6,926          6,926          6,926        6,926
     Diluted                                                 6,926          6,933          6,926        6,933
                                                           =======        =======       ========      =======

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30,
(in thousands)                                                             1999                 1998

CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Net income                                                               $3,407              $2,244
Non-cash items included above:
   Depreciation, depletion and amortization                                 450                 490
   Deferred revenue                                                       1,025                 377
   Deferred income taxes                                                  1,094              (1,200)
   Allowance for bad debts                                                  250                  --
   Equity in earnings of joint ventures                                      --                (451)
   Non-controlling interests                                                543                 287
Net change in:
   Receivables                                                           (1,117)             (3,967)
   Properties under development                                           1,961                 401
   Other properties                                                       3,150               2,583
   Other assets                                                            (292)               (115)
   Accounts payable and accrued liabilities                                 145                (529)
                                                                       --------            --------
Net cash flows provided by/(used in) operating activities                10,616                 120
                                                                       --------            --------

CASH FLOWS PROVIDED BY/(USED IN) INVESTING ACTIVITIES:
   Additions to properties                                              (14,145)             (1,464)
   Distributions from joint ventures                                         --                 852
   Collections of principal on commercial real estate loans               9,176               7,759
   Additions to commercial real estate loans                            (17,659)            (15,109)
                                                                       --------            --------
Net cash flows provided by/(used in) investing activities               (22,628)             (7,962)
                                                                       --------            --------

CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                                    29,622               7,146
   Payments of debt                                                     (19,711)             (2,703)
   Distributions to non-controlling partners                               (999)               (200)
                                                                       --------            --------
Net cash flows provided by/(used in) financing activities                 8,912               4,243
                                                                       --------            --------
Net (decrease) in cash and cash equivalents                              (3,100)             (3,599)
                                                                       --------            --------
Cash and cash equivalents at beginning of period                          4,669               6,016
                                                                       --------            --------
Cash and cash equivalents at end of period                               $1,569              $2,417
                                                                       ========            ========

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

2. The results of operations for the three months and nine months ended September 30, 1999 and 1998, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

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

5. Net income per share computations are based on the weighted average number of shares outstanding for the period. For the three months and nine months ended September 30, the weighted average number of shares outstanding were 6,926,000 for basic and diluted in 1999 and 6,926,000 (basic) and 6,933,000 (diluted) in 1998.

6. The Company is engaged in three operating segments; Real Estate, Short-term Commercial Real Estate Lending and Other Business. The Short-term Commercial Real Estate Lending segment is primarily conducted through BFC.

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

             Information for the Company's reportable segments reconciles to the Company's consolidated totals as follows:

       REVENUES (UNAUDITED):
                                                            Three months ended           Nine months ended
                                                               September 30,               September 30,
       (in thousands)                                         1999         1998           1999       1998

       Real Estate                                           $7,298        $1,651       $21,219     $11,438
       Short-term Commercial Real Estate Lending              1,576         1,073         3,624       2,699
       Other                                                     40            36            98          98
                                                             ------        ------       -------     -------
       Consolidated total                                    $8,914        $2,760       $24,941     $14,235
                                                             ======        ======       =======     =======

       INCOME AFTER ALLOCATIONS (UNAUDITED):
                                                          Three months ended              Nine months ended
                                                              September 30,                 September 30,
       (in thousands)                                         1999         1998           1999       1998

       Real Estate                                           $1,689        $   20        $4,489      $1,561
       Short-term Commercial Real Estate Lending                637           750         1,604       1,802
       Other                                                     36            35            91          95
                                                             ------        ------       -------     -------
       Income before joint ventures, non-controlling
          Interests and income taxes                         $2,362        $  805        $6,184      $3,458
                                                             ======        ======       =======     =======

       IDENTIFIABLE ASSETS:
                                                                       UNAUDITED
                                                                   SEPTEMBER 30,     December 31,
       (in thousands)                                                      1999             1998

       Real Estate                                                       $51,378         $48,134
       Short-term Commercial Real Estate Lending                          38,014          25,428
       Other                                                                 806             823
                                                                         -------         -------
       Consolidated total                                                $90,198         $74,385
                                                                         =======        ========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        For the nine months ended September 30, 1999, net income was $3,407,000 ($0.49 per share) compared to $2,244,000 ($0.31 per share) for the same period in 1998. Pre-tax earnings from property sales were up by approximately $3,997,000 for the nine-month period ended September 30, 1999 as compared to the same period in 1998. The increase is primarily due to the sale of three apartment complexes in New Mexico, a bulk lot sale of 203 lots made by one of the Albuquerque joint ventures in which the Company owns a 75% interest, the sale of the remainder of the Colorado property, the sale of approximately 56.75 acres in Mesa, Arizona, and recognition of deferred profit from property in Scottsdale, Arizona the Company sold in 1998. These sales are compared to five bulk land sales in 1998, for which profit recognition was lower due to lower aggregate sales prices and profit margins than in 1999. The timing of profit recognition on real estate sales is contingent on several factors and profit may not all be recognizable in the period property is sold. Consequently, the profit on property sales made by the Company in a period may be recognized in that period or later periods. Pre-tax earnings from property sales were up by approximately $1,866,000 for the three-month period ended September 30, 1999 as compared to the same period in 1998. The increase is primarily due to the sale of two of the apartment complexes in New Mexico and the sale of approximately
56.75 acres in Mesa, Arizona. There were no comparable sales in the same period in 1998.

        The Company experienced a 64% decline in operating income from property rentals for the nine-month period ended September 30, 1999 as compared to the same period in 1998 and a 74% decline in operating income from property rentals for the three-month period ended September 30, 1999 as compared to the same period in 1998. Both declines are primarily attributable to the sale of the four Federally-subsidized apartment complexes in New Mexico (one was sold in late 1998, two were sold in the first quarter of 1999 and the fourth was sold in the third quarter of 1999). The Company has replaced the apartments with three industrial warehouse buildings in Arizona in connection with tax-deferred exchanges under Section 1031 of the Internal Revenue Code. The first quarter of 2000 will be the first period reported which will include an entire quarter of operating income from all of the newly acquired industrial buildings, plus the two industrial buildings the Company already owned. The Company expects that, at that time, the operating income from all property rentals will return to a level that will be approximately 90% of the levels that were typically reported from all property rentals prior to the sale of the apartments. In addition to the operating income, the Company has interest income from certain tax-exempt municipal bonds the Company received as partial payment for the apartments. The Company estimates the sum of the interest income from the bonds plus the operating income from all rental properties will be approximately equal to the operating income from all rental properties prior to the sale of the apartments. By selling the apartments the Company eliminated the risk that up to $650,000, or 36%, of the operating income from the apartments could have been eliminated due to changes in HUD regulations governing the rent subsidies the Company received with respect to the apartments.

         The increase in general and administrative expense of $682,000 for the nine months ended September 30, 1999 as compared to same period in 1998 is due primarily to increases in three items. Approximately $250,000 of the increase is due to increased legal expense, primarily attributable to the Sedona litigation. Approximately $182,000 of the increase is due to increased accounting costs, primarily attributable to professional fees related to the Company's restatement of its 1998 quarterly financial statements and additional audit and tax consulting surrounding the Company's sale of several real estate assets. A portion of the increased accounting costs is also due to tax consulting related to improving the Company's tax analysis models and systems. An increase in the allowance for bad debts accounts for $250,000 of the increase in general and administrative expenses. For the three month period ended September 30, 1999, the decrease in general and administrative expense of $117,000 as compared to the same period in 1998 had two major components: a decrease in expenses of approximately $270,000 which is partially offset by an increase of $150,000 in the allowance for bad debts. Approximately $65,000 of the decrease is due to decreased legal expense. Approximately $110,000 of the decrease is due to a non-recurring excise tax incurred in 1998 but not 1999 in connection with the termination of the Company's defined benefit pension plan. Approximately $60,000 of the decrease is due to the use of a consultant in 1998 that was not used in 1999. Approximately $35,000 of the decrease is due to computer consulting fees and a lease in 1998 with no comparable costs in 1999.

        The managed loan portfolio of Bridge Financial Corporation ("BFC"), a wholly-owned subsidiary of the Company, stood at $62.7 million as of September 30, 1999, of which $28.1 million was participated with other lenders and $33.9 million (net of an allowance for bad debts of $.5 million and undisbursed loan proceeds of $.2 million) was recorded in the Company's financial statements. As of October 31, 1999 the managed portfolio was $60.2 million, of which $26.1 million was participated and $33.4 million (net of an allowance for bad debts of $.5 million and undisbursed loan proceeds of $.2 million) was recorded in the Company's financial statements. This compares to a December 31, 1998 managed portfolio of $53.8 million of which $32.4 million was participated and $20.7 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.4 million) was recorded in the Company's financial statements, and compares to a September 30, 1998 managed portfolio of $59.9 million of which $36.4 million was participated and $22.6 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.6 million) was recorded in the Company's financial statements.

         The Company previously reported the Sedona project was in escrow. That buyer exercised contractual rights to cancel the purchase agreement. The Company is currently in negotiations with other potential buyers. As is customary in the real estate business, the buyers of the properties the Company has previously reported to be in escrow have certain time periods within which to perform feasibility and due diligence investigations and may exercise certain contractual rights to cancel the purchase contracts. Any such cancellation, depending on the reason for and timing of such cancellation, may or may not cause the buyer to incur a penalty for such cancellation. No assurance can be given that any particular escrow will actually close.

LIQUIDITY AND CAPITAL RESOURCES

         The real estate lending business will continue to require large amounts of capital in order for the Company to be an effective competitor in the market. In addition, the Company will require cash for working capital, for continuing development work on existing real estate projects and for projects that may be acquired through tax-deferred exchanges. (See "Continuation of New Business Activity and Change of Principal Business Emphasis" in Item 7 of the Company's 1998 Annual Report on Form 10-K.)

         The Company expects to generate cash from the sale of real estate, operations of the Company's income producing industrial warehouse buildings, interest income, and principal repayments on maturing loans in the Company's existing loan portfolio. In addition, the Company now uses and intends to continue to use participants or other joint funding sources on certain real estate loans. Also, the Company has cash available from certain lines of credit as described below.

         The Company expects available cash from all sources will be sufficient to meet the Company's operating and other requirements through at least the second quarter of 2000. To the extent the Company requires additional lines of credit to fund growth in the Company's business, either prior to or after the second quarter 2000, the Company believes that such additional credit will be available from current lenders or other lenders.

         As of September 30, 1999 the Company has a partially secured revolving line of credit from a commercial bank with a maximum amount available of $15,000,000 that may be used for general corporate purposes. The line bears interest at the prime rate and expires July 3, 2000. At September 30, 1999 there was an outstanding balance of $3,750,000. As of October 31, 1999 the line had an outstanding balance of $1,550,000. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of net notes receivable (as defined) to the outstanding loan balance; a specified minimum excess of current assets over current liabilities (as defined); and a specified minimum tangible net worth. At September 30, 1999 the Company was in compliance with these financial covenants.

         The same commercial bank has made a construction loan to the Company to finance development of the Grove Commons project. The loan is secured by the property. The loan bears interest at the prime rate and expires December 31, 1999. At September 30, 1999 and October 31, 1999 the loan had an outstanding balance of $1,895,000. The Company has obtained a commitment from a life insurance company to replace this loan with longer-term financing prior to its maturity.

         One of the Albuquerque joint ventures, in which the Company owns a 75% interest, has a construction loan with a commercial bank to finance lot development. The loan bears interest at the prime rate plus 1/4% and expires March 1, 2000. At September 30, 1999 and October 31, 1999 the loan had an outstanding balance of $127,000.

         Additionally, BFC has a revolving $25,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires December 31, 1999. As amounts are drawn, the line will be secured by certain loan assets of the Company. At September 30, 1999 and October 31, 1999 the line had an outstanding balance of $5,270,000. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth, a specified maximum ratio of debt to tangible net worth, and a specified minimum ratio of liquid assets to tangible net worth. At September 30, 1999 BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company. BFC is currently negotiating the renewal of this line of credit. The renewal is expected to occur prior to maturity.

         In October 1999, BFC entered into a loan agreement with a different large non-bank commercial lender to provide a revolving $20,000,000 warehouse line of credit to finance certain portions of BFC's real estate lending activities. As amounts are drawn, the line will be secured by certain loan assets of the Company. The line bears interest at 30-day LIBOR plus 475 basis points and expires October 1, 2001. At October 31, 1999 there was no outstanding balance. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth, a specified maximum ratio of debt to tangible net worth, and a certain minimum interest coverage ratio. As of September 30, 1999 BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

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

         The Company has implemented a four phase internal plan to address the Year 2000 issue through assessment, development, execution and integration. The plan includes the assessment of information technology ("IT") systems and non-IT systems. Phase I includes learning about Year 2000, identifying and taking inventory of the business environment and assessing the extent to which the Company's business environment will be impacted by the Year 2000 problem. The Company has completed 100% of Phase I. Phase II is the development of a detailed plan to determine the category of readiness for each identified inventory item in Phase I, and the action necessary to bring the identified items in compliance. The Company has completed 100% of Phase II. Phase III plans the time line to execute Phase II including critical data recovery and data transfer procedures. The Company has completed 100% of Phase
III. Phase IV integrates and tests compliance of the inventory items. The Company has completed approximately 75% of Phase IV. The Company previously reported Phase IV would be completed by the end of the third quarter 1999. Due to changes in scheduling with outside consultants, Phase IV is now expected to be completed by the end of November 1999. Based on preliminary test results from Phase IV, the Company expects inventory items will be compliant.

         Costs related to year 2000 compliance were previously estimated at $50,000. After completing the majority of its Y2K Readiness Plan the Company has increased the estimated costs related to year 2000 compliance to $75,000. Costs incurred to bring the Company's internal systems into year 2000 compliance, including the increase in estimate are not expected to have a material impact on the Company's financial position or results of operations. All such costs are expected to be incurred in 1999. As of September 30, 1999, the Company has incurred costs of approximately $45,000 related to Year 2000 compliance.

         The Company will be exposed to the risk that third parties the Company deals with may not be Year 2000 compliant, which could cause disruptions in the Company's activities with those third parties and with the Company's relationships with customers, creditors and others. The Company's Year 2000 plan includes an assessment of material third parties' Year 2000 readiness. The assessment relies on those third parties to disclose their state of readiness. The Company has not received any adverse reports from this assessment. However, the Company cannot be certain as to the actual Year 2000 readiness of the parties or to the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition.

         Based on currently available information, management believes that the most reasonably likely worst-case scenario could result in minor short-term business interruptions. The Company previously reported a contingency plan would be completed by the end of the third quarter 1999. The Contingency Plan was completed in November 1999. The Contingency Plan sets a course of action to handle anticipated problems in the most efficient manner arising from the Year 2000 including the worst-case scenario. The plan also includes measures to save and, if necessary, restore the Company's internal data. Parts of the plan are dependent on third party technical consultants. Access to these consultants may delay the Company's anticipated recovery actions included in the Plan.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In Item 3 of the Company's report on Form 10-K for the year ended December 31, 1998, the Company reported a non-routine lawsuit concerning the Sedona Project. Since the time of that report, the procedural posture of the litigation has changed. The individual directors and officers who had been named as defendants have been dismissed from the lawsuit; the fraud claim against the Company has been dismissed; the trial date has been rescheduled by the court for late November, 1999. In addition, the parties to the litigation are presently conducting negotiations to settle the lawsuit prior to trial.

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

New Mexico and Arizona Land Company


/s/Jerome L. Joseph
-------------------
Controller and Treasurer
(Principal Financial Officer)


/s/R. Randy Stolworthy
----------------------
President and Chief Executive Officer
(Principal Executive Officer)


Date:     November 10, 1999

                                  EXHIBIT INDEX

Number                                   Description

27.1                                     Financial Data Schedule