Form 10-K
period 1999-12-31
NEW MEXICO & ARIZONA LAND CO
filed 2000-03-31
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Fiscal Year Ended December 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2000 was approximately $12,421,182 based upon the closing price on the American Stock Exchange of $5.375 per share on such date. For purposes of this disclosure, shares held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of March 20, 2000 was 6,925,636 shares.

Documents Incorporated by Reference: Part III of the Form 10-K incorporates by reference certain portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders.

                                     PART I

ITEM 1: BUSINESS
GENERAL

         New Mexico and Arizona Land Company (the "Company" or "NZ") was organized in 1908 as an Arizona corporation. At December 31, 1999, the Company had 13 full-time employees and operated from its principal office in Phoenix, Arizona. The Company operates under its own name or that of four of its five wholly-owned subsidiaries: Bridge Financial Corporation, NZ Development Corporation, NZ Properties, Inc., and NZU, Inc. The Company's fifth wholly-owned subsidiary, Great Vacations International, Inc., is presently not active. In 1998 the Company began operating, and continues to operate, under the trade name NZ/Bridge Financial in order to present a unified identity and brand name for its two principal lines of business: short-term commercial real estate lending and development, management and sale of real estate.

          The Company has over a 90-year history in the southwestern United States. In late 1997, the Company began the transition of its core business to short-term commercial real estate lending from its historic emphasis on real estate ownership and development. The Company expects to substantially complete the transition by the end of 2000. The Company's wholly-owned subsidiary, Bridge Financial Corporation ("Bridge" or "BFC"), conducts the lending business. In addition, the Company owns over a million acres of mineral rights and three known uranium deposits.

         The Company operates under three business segments: short-term commercial real estate lending, real estate and other. See Note 12 - Segments in
Item 8 - "Financial Statements and Supplementary Data" for additional information and financial data about each segment.

         Certain statements in this report and in the Company's annual report to shareholders, including the President's letter, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors which could cause actual results or outcomes to differ materially from those expressed in such forward-looking statements. See "Operating Segments" in this Item 1 - "Business", and Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of important factors that could cause actual results to differ from the forward-looking statements.

OPERATING SEGMENTS

     -   Short-term Commercial Real Estate Lending Segment

         The short-term commercial real estate lending segment is primarily engaged in providing, on a direct basis, short-term gap and participating loans to qualified borrowers throughout California and the southwestern United States who provide suitable real estate projects as collateral. The lending business is conducted through the Company's wholly owned subsidiary, Bridge Financial Corporation, which was formed for this purpose in 1997.

         Historically, the Company conducted limited real estate lending incidental to and in conjunction with the Company's real estate development and sales business. The Company's management believes, however, that an under-served niche exists in the real estate lending industry which merits the devotion of substantial Company resources. This niche, on which Bridge focuses, consists of providing time-sensitive loans to successful small to medium size developers and others in the real estate business with a need to borrow $500,000 to $5,000,000 on a short-term basis, secured by a low-ratio mortgage (typically a mortgage loan which is 65% or less than the value of the property mortgaged) on commercial real estate. These borrowers need the ability to respond to a real estate opportunity on a quick and flexible basis which traditional real estate lenders are often not organized to do. By providing this responsive service while maintaining high underwriting standards, management believes that BFC will be able to continue to earn a premium return on loans it extends to these borrowers by charging higher loan fees and interest rates than traditional lenders who are not able to provide the premium service, while maintaining a low-to-moderate risk profile. The key reasons management believes it will be able to provide a superior level of service and to be successful in this niche are that over time management expects the Company to be able to secure lower cost and more consistent capital sources than other, smaller lenders that operate in this segment of the lending industry, and management expects to be able to respond more quickly to loan requests and provide a superior level of customer service compared to other larger competitors.

         Bridge Financial Corporation seeks to maintain a high quality portfolio using clearly defined underwriting criteria and stringent portfolio management techniques. Bridge diversifies its lending activities geographically in California and the Southwest and among a variety of real estate types. Bridge's customers are typically real estate professionals who have identified a time-sensitive real estate opportunity for which they are unable to wait for traditional lenders to commit to financing. Bridge Financial Corporation is organized and operated in a fashion which enables the Company to quickly underwrite and deliver financing in a timely and professional manner. In exchange for this high level of service, Bridge is compensated with higher loan fees and interest rates than are more traditional lenders.

         Although the Company strives to mitigate credit risk during the underwriting process, from time to time borrowers may default under the terms of their loan obligations. The Company may foreclose or otherwise take back real estate when a loan is in default. As a result, the lending segment may from time to time include property owned by the Company as a result of foreclosure. Foreclosure on delinquent loans, possession of collateral, and disposal of the collateral is an extension of the lending function which may involve the temporary operation or improvement of the repossessed property.

         The managed loan portfolio may from time to time include loans which, under the relevant accounting literature, are required to be accounted for as joint ventures rather than loans. The characterization of such loans as joint ventures for accounting purposes does not mean that a partnership relationship exists under applicable law. Any such loans are included in "Investments in joint ventures" in the Company's consolidated balance sheets.

         Bridge had a 1999 year-end loan portfolio under management of approximately $60.1 million, of which $28.5 million was participated and $26.8 million (net of an allowance for bad debts of $.6 million and undisbursed loan proceeds of $1.1 million) was recorded in the Company's books in "Commercial real estate loans, net" and $3.1 million was recorded in "Investments in joint ventures." This compares to a 1998 year-end portfolio under management of approximately $53.8 million, of which $32.4 million was participated and $20.7 million (net of an allowance for bad debts of $.3 million and undisbursed loan proceeds of $.4 million) was recorded in the Company's books in "Commercial real estate loans, net". (See Item 8 - "Financial Statements and Supplementary Data").

         As of March 15, 2000, Bridge has a loan portfolio under management of $67.2 million, of which $28.5 million is participated and $33.9 million (net of an allowance for bad debts of $.6 million and undisbursed loan proceeds of $1.1 million) is recorded in the Company's books, in "Commercial real estate loans, net" and $3.1 million is recorded in "Investments in joint ventures."

     -   Real Estate Segment

         The real estate segment primarily consists of the development and sale of residential and recreational lots, the sales or exchanges of land and income properties, rental income from commercial and industrial buildings, and rental income from leasing rural land. The real estate segment also includes notes receivable that are generated in connection with the sale of certain of the Company's real estate assets.

         Residential Lot Development. The Company owns a 75% interest in a joint venture located in Albuquerque, New Mexico. Brown/NZD (Development) Joint Venture ("7-Bar"), develops and sells residential lots to home builders. In 1999 and 1998, 290 and 83 lots, respectively, were sold by the joint venture. The joint venture had in inventory 16 finished lots and 91 lots under development as of December 31, 1999. All lots under development are expected to be finished by the end of 2000. Approximately 85% of the lots are under contract to local builders. The remaining lots are being actively marketed.

         Recreational Lot Programs. The Company has a recreational land sales program in which land is sold primarily in 40-acre parcels. The northeastern Arizona program was initiated in 1980 and over the last 20 years has sold some 80,000 acres of

NZ's rural land. The parcels are or were typically sold on installment contracts, with down payments of 10 to 20%, and the balance of the contract carried over 15 years. The receivables generated by the recreational lot sales are included in the short-term commercial real estate lending segment. During 1999 and 1998 the Company sold 95 and 16 such parcels respectively. Sales are handled by an independent real estate brokerage company.

         Significant Land Holdings and Activity. The Company owns over 120,000 acres of rural land located in northeastern Arizona and New Mexico which were derived originally from 19th century railroad land grants. The Company continues to evaluate all opportunities for these holdings that will provide the greatest value to shareholders.

         In 1995, the Company, through a wholly owned limited liability company, entered into a partnership (the "Partnership") to purchase 132 undeveloped acres located near Sedona, Arizona (the "Sedona Project"). The Sedona Project is approved for an 18-hole golf course and 300 two-bedroom timeshare units. Architectural design, engineering work, and construction plans are complete. Construction drawings for the golf course have been finalized, including engineering of the irrigation and water distribution system. A development agreement has been entered into with Yavapai County, and the plat for Phase I has been recorded. The Company initially had a 90% ownership interest and was not the managing partner, but assumed management control during 1996. During 1997, 1998 and 1999, the Company's ownership percentage increased due to the Company continuing to fund development costs for the Sedona Project, while the Company's partner did not make its required contribution for such costs. In 1996, a dispute arose between the Company and its partner concerning certain aspects of the Partnership and the Sedona Project. Litigation over this dispute commenced in 1997. During the fourth quarter of 1999, a settlement agreement was reached. See Item 3 - "Legal Proceedings" for more information regarding the settlement and the lawsuit. In connection with the settlement, the Company recorded a write-down against the property in the amount of $500,000. The Company continues to evaluate development and marketing strategies for the entire Sedona Project. The Company believes that a sale is the most likely disposition of the Sedona Project.

         During 1999, NZ sold the following properties: Approximately 57 acres at Greenfield and Dorsey Roads in Mesa, Arizona; approximately six acres near Green Valley, Arizona; 635 acres near Cottonwood, Arizona; three apartment complexes located in New Mexico; approximately 2,100 acres of surface rights in Fremont County, Colorado; approximately 22,000 acres of rural land located in Navajo County, Arizona; approximately 3.3 acres located at Menaul and Broadway Roads in Albuquerque, New Mexico; and approximately 5.9 acres located at Spain and Juan Tabo Roads in Albuquerque. Due to the low basis in the apartments for Federal income tax purposes, the Company opted to exchange the property for other income property pursuant to the provisions of Section 1031 of the Internal Revenue Code. The replacement properties were commercial industrial buildings acquired in 1999.

         As of March 24, 2000, the Company has the following properties in escrow: Approximately 2 acres at Cooper and Warner Roads in Gilbert, Arizona and 14.6 acres at Ray and McClintock in Chandler, Arizona. Because the contracts are subject to certain conditions and contingencies there can be no assurance that the properties in escrow will actually close.

         Rental Properties. As of December 31, 1999, NZ owned and operated five office/industrial warehouse complexes in the metropolitan Phoenix area. Three of these properties were acquired in 1999 in connection with tax-deferred exchanges under Section 1031 of the Internal Revenue Code. The Company is also the lessor under various grazing leases on 85,000 acres of its rural properties.

     -   Other Business Segments

         The Company owns over one million acres of mineral rights in Arizona, New Mexico, Colorado, and Oklahoma, including small working and royalty interests in oil and gas wells. Certain of the Company's uranium resources are held by its subsidiary NZU, Inc. Approximately 6,079 of the mineral acres have been leased to operators. Presently, and for the foreseeable future, market conditions are such that production from most of the Company's mineral acres is not economically feasible. Revenue from minerals does not constitute a material part of the Company's consolidated revenue.

ITEM 2:  PROPERTIES

The following are schedules of properties owned by the Company at December 31, 1999:

                                                                                                       Year           Encumbrance
Location                                   Description                                             acquired       (in thousands)
RENTAL PROPERTIES
ARIZONA
Tempe                 12TH PLACE BUILDING
                         37,908 square foot building on 2.7 acres                                     1983            $   725
Tempe                 GROVE COMMONS INDUSTRIAL PARK
                         113,730 square feet in 4 buildings on 7.13 acres                             1997              4,950
Gilbert               EL DORADO INDUSTRIAL BUILDING
                         113,130 square foot building on 7.75 acres                                   1999              4,408
Chandler              ASPEN BUSINESS CENTER
                         105,757 square foot building on 6.2 acres                                    1999              3,427
Phoenix               WATKINS DISTRIBUTION CENTER
                         76,800 square foot building on 4.42 acres                                    1999              1,933

PROPERTIES UNDER
  DEVELOPMENT
ARIZONA
Sedona                SEVEN CANYONS PROJECT(1)
                         Timeshare/golf course property
                         approved for 300 timeshare units and an 18-hole
                         golf course.                                                                 1995                --

NEW MEXICO
Albuquerque           BROWN/NZD (DEVELOPMENT) JOINT VENTURE(2)
                         Residential lot development (Seven Bar North) 872 lots
                         planned, with 765 lots sold and 91 lots under
                         contract as of mid-February 2000.                                            1995               $515

(1) The property is currently in escrow.

(2) The property is owned by a general partnership of which the Company owns
75%.

UNDEVELOPED URBAN PROPERTIES

                                                                                             Year                     Encumbrance
Location                                   Description                                   acquired         Acres   (in thousands)
ARIZONA
Gilbert                   Cooper and Warner Roads(1)                                       1986           11.95            $   155
Chandler                  Ray and McClintock Roads(2)                                      1986           14.66                 --

NEW MEXICO
Albuquerque               Menaul and Broadway Roads(3)                                     1986           14.40                --
Las Cruces                Mesilla Hills(3)                                                 1990          310.00                --

(1) A portion of this property is in escrow to be sold. The remainder is for sale.

(2)      This property is in escrow to be sold.

(3)      This property is for sale.


RURAL AND MINERAL PROPERTIES

                                                                                              Acres                   Encumbrance
County                State                                                          Surface            Mineral     (in thousands)
Apache                Arizona                                                         72,104            146,600             $  --
Coconino              Arizona                                                                            21,191                --
Mohave                Arizona                                                                            46,602                 --
Navajo                Arizona                                                         49,310            482,950                 --
Catron                New Mexico                                                                         11,346                 --
Cibola                New Mexico                                                       5,197            225,171                 --
McKinley              New Mexico                                                         160            117,238                 --
San Juan              New Mexico                                                                          5,040                 --
Socorro               New Mexico                                                                          2,399                 --
Valencia              New Mexico                                                                         43,285                 --
Fremont               Colorado                                                                            1,480                 --
Various               Oklahoma                                                                              337                 --

         The Company's executive offices occupy approximately 3,340 square feet in an office building in Phoenix, Arizona pursuant to a lease agreement with an initial term expiring in April 2000. The Bridge Financial Corporation offices occupy approximately 2,220 square feet in an office building in Tempe, Arizona pursuant to a lease agreement with an initial term expiring in August 2002. These two offices will be combined in June 2000 in an approximate 6,000 square foot office in Phoenix, Arizona pursuant to a lease agreement with an initial term expiring in March 2005. The Company expects to sublease the Tempe office at a market rate.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is a party to various legal proceedings arising in the ordinary course of business. While the ultimate disposition of these matters is uncertain, it is the opinion of management that the outcomes, including the outcome of the matter described in the following paragraphs, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

         The Company has previously reported on litigation concerning the Sedona Project. This lawsuit arose in 1997 as a partnership dispute between the Company, the Company's former partner in the Sedona Project, and certain other persons. In November 1999, a settlement agreement was signed by all parties in the Sedona Project litigation and stipulations for dismissal of the litigation were filed with the court. The significant terms of the settlement provide: for the Company's former partner to surrender all of its partnership rights; for mutual releases and covenants not to sue; for dismissal of the litigation with prejudice; for the Company to pay $1,500,000 cash to its former partner; for the Company to grant its former partner an exclusive option to purchase the Sedona Project at a fixed price for a period ending on March 9, 2000; for the Company's former partner to have the right to extend the purchase option period for up to two 30-day periods upon payment of an extension fee for each extension; that the Company has the right to market the Sedona Project and accept offers subject to the rights of the option holder. The former partner did not exercise the extension options or the option to purchase. All rights that the former partner had under the option to purchase have expired.

         The Company paid the cash portion of the settlement from currently available cash resources, and does not believe that the terms of the settlement will have a material effect on the Company's financial condition or future cash flows.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None.


EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

         Set forth below is information respecting the names, ages and positions with the Company of the executive officers and key employees of the Company at December 31, 1999, who are not continuing directors or nominees. Information respecting the executive offices of the Company who are continuing directors and nominees is set forth in Item 10 of this Report.

PAUL SARGENT, EXECUTIVE VICE-PRESIDENT

         Mr. Sargent, age 45, is experienced in short-term commercial real estate lending. Until its acquisition by the Company in November, 1997, he had directed the growth of RRH Financial from the ground up. During his tenure at RRH Financial, the company originated nearly $100 million of loan transactions in total.

         Prior to forming RRH Financial, Mr. Sargent obtained experience at Chase Bank in Arizona and New York, and earlier in his career, at Mellon Financial Services and Pickrell Mortgage Company in Phoenix. Over the past decade, he has placed loans with over 46 different institutions, ranging in amounts from $125,000 to $35-million.

JEROME L. JOSEPH, CONTROLLER, TREASURER AND SECRETARY

         Mr. Joseph, age 42, has acquired an in-depth knowledge of the specialized finance and accounting needs of entrepreneurial real estate development companies and early-stage companies. Mr. Joseph joined the Company in January,

1998. He has worked with both public and private companies in compliance, reporting, capital formation and cash management.

         He came to the Company from Unison HealthCare Corporation, where he was Vice President and Treasurer. Before Unison, he served three years at UDC Homes Inc. as Manager of Finance, and ten years at Homes by Dave Brown, the last four years as Senior Vice President-Finance and Treasurer. He has also worked in various consulting capacities in management and finance.

J. D. SPHAR, VICE PRESIDENT, MINERALS

         Mr. Sphar, age 59, joined the Company as Chief Geologist in 1971. He was promoted to his current position in 1973. He manages the Company's mineral assets and assists in the management of the Company's vast rural acres. Mr. Sphar's efforts have generated over $8 million in leasehold payments to the Company. He has been the principal negotiator for uranium sales of $30 million and he has initiated sales and trades of 200,000 acres of fee minerals with the federal government.

         Prior to joining the Company, Mr. Sphar was Southwest District Geologist for Western Nuclear, Inc. for two years and Mine Geologist for Kerr-McGee Corporation for two years.

                                     PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is admitted to non-listed trading privileges on the American Stock Exchange under the symbol "NZ". The following table sets forth, for the periods indicated, the high and low closing price of the common stock as reported by the American Stock Exchange. Amounts have been restated to give effect to a stock split declared November 23, 1998, and a stock dividend declared May 8, 1998.

THE MARKET PRICE RANGE BY QUARTER:

                                 1999                        1998
                        HIGH              LOW           High        Low
                        ----              ---           ----        ---
   1st quarter        $9  7/8          $7   1/8       $8  1/11    $7  1/7
   2nd quarter         7  7/8           7              8  1/8      7  7/16
   3rd quarter         7  1/2           4   3/4       10  5/6      7  9/16
   4th quarter         5  5/8           4  7/16       10  1/12     7  3/4

         No cash dividends were declared in 1999 or 1998. The payment of cash dividends is at the discretion of the Board of Directors of the Company. In 1999 and 1998 the Company used its earnings in the business and it is more likely than not that it will continue to do so in the foreseeable future. There were 6,925,636 shares of the Company's common stock issued and outstanding at December 31, 1999. Shareholders of record at March 15, 2000 totaled 632.

REPURCHASE BY NZ OF ITS COMMON STOCK

         The Company's Board of Directors approved a stock buy-back program in September 1999. The buy-back program authorizes the repurchase of up to 500,000 shares of NZ's common stock in the open market over the 12 month period ending September 30, 2000. As of December 31, 1999, the Company had purchased no shares under the program. As of March 15, 2000, the Company had purchased 20,600 shares at an average price of $5.44.

ITEM 6:  SELECTED FINANCIAL DATA
Years ended December 31,
(in thousands, except per share and shareholder data)

                                                              1999             1998            1997             1996            1995
SUMMARY OF OPERATIONS:
Gross revenue from operations                              $36,570          $21,985         $16,904          $23,660         $22,062
Net income                                                   4,731            3,679           2,340            4,846           5,500
Earnings per share of common stock(1)
     Basic                                                    0.68             0.53            0.36             0.76            0.86
     Diluted                                                  0.68             0.53            0.36             0.76            0.86

SUMMARY OF FINANCIAL POSITION:
Total assets                                               $87,218          $74,385         $69,511          $66,328         $57,682
Notes payable and lines of credit                           20,983           14,264          12,503           16,036          14,080
Shareholders' equity                                        51,876           47,145          43,466           35,628          30,721

                                                             1999             1998            1997             1996            1995
OTHER SUPPLEMENTAL INFORMATION:
Weighted average number of common
  shares outstanding(1)
     Basic                                                   6,926            6,926           6,472            6,387           6,380
     Diluted                                                 6,928            6,934           6,472            6,387           6,380
Number of shareholders of record                               637              765             805              847             887

(1) Prior years restated to reflect a 10% stock dividend paid July 18, 1997, a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split to shareholders of record on December 31, 1998 and paid January 15, 1999.

No cash dividends were declared for 1999 or 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTINUATION OF NEW BUSINESS ACTIVITY AND CHANGE OF PRINCIPAL BUSINESS EMPHASIS

         In 1997, the Company began participating in the commercial real estate lending business as a direct lender through Bridge Financial Corporation ("BFC" or "Bridge"), a wholly owned subsidiary. During 1998 and 1999, the Company continued to reposition its historical static assets from real estate development and sales into commercial real estate lending. Although the disposition of real estate has been slower than anticipated, the Company expects to complete most sales by the end of 2000. The Company currently maintains and plans to continue to maintain a small high-quality office/industrial building portfolio located in the Phoenix metropolitan area. The Company increased the portfolio properties from two properties at the end of 1998 to five properties at the end of 1999. The three additional properties were acquired in a tax-deferred exchange following the sale of the apartments previously owned by the Company in New Mexico. The portfolio contributes positive pre-tax revenue and cash flow and is not management intensive. The Company will evaluate future real estate sales on a case by case basis to determine if a tax deferred exchange for other industrial properties is appropriate.

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

RESULTS OF OPERATIONS
The following table summarizes the Company's revenues and earnings for the indicated periods:

Fiscal Years Ended December 31:
(in thousands, except share data)                                                   1999              1998                 1997
                                                                                    ----              ----                 ----
Revenue                                                                           $36,570           $21,985              $16,904
Earnings per share of common stock(1)
        Basic                                                                       $ .68            $  .53               $  .36
        Diluted                                                                     $ .68            $  .53               $  .36

(1) Prior years restated to reflect a 10% stock dividend paid July 18, 1997, a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split to shareholders of record on December 31, 1998 and paid January 15, 1999.

YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

         Consolidated discussions represent data of the Company as presented in the Consolidated Statements of Income as set forth in Item 8 of this Report. Segment discussions represent data as reported by segment in Note 12 to Consolidated Statements of Income.

Consolidated

         Net income increased in by approximately 29% from $3,679,000 in 1998 to $4,731,000 in 1999. Pre-tax earnings from property sales were up approximately 99% from $4,455,000 in 1998 to $8,858,000 in 1999. The Company continued the successful transition from principally a real estate owner and developer to principally a real estate lender. Operating income from property rentals declined 64% from $1,838,000 in 1998 to $666,000 in 1999. The decrease is primarily attributable to the sale of the four-federally subsidized apartment complexes; one in the fourth quarter of 1998; two in the first quarter of 1999 and the last in the third quarter of 1999. The apartments were replaced with industrial buildings, however, the buildings were not purchased until the third quarter of 1999. In addition, 1999 operating income from property rentals includes an operating loss of approximately $401,000 with respect to real estate owned and operated due to a foreclosure. General and administrative expense increased 19% from $3,222,000 in 1998 to $3,844,000 in 1999. The increase is primarily attributable to increases in three items and partially offset by a decrease in one item. Approximately $280,000 of the increase is due to an increase in the allowance for bad debts, directly attributable to the growth in the portfolio. Approximately $245,000 of the increase is due to increased legal fees, primarily attributable to the Sedona Project litigation and fees associated with the sale of real estate. Approximately $166,000 of the increase is due to increased accounting costs, primarily attributable to professional fees related to the Company's restatement of its 1998 quarterly financial statements and additional audit and tax consulting surrounding the Company's sale of several real estate assets. A portion of the increased accounting costs is due to tax consulting related to improving the Company's tax analysis models and systems. The decrease of approximately $110,000 is due to a non-recurring excise tax incurred in 1998 but not 1999 in connection with the termination of the Company's defined benefit plan. Included in general administrative expense for 1999 and 1998 respectively is $726,000 and $541,000 for legal and other professional fees related to the Sedona Project litigation. The litigation was settled in November 1999.

Real Estate Segment

         Income after allocations increased 91% from $3,288,000 in 1998 to $6,280,000 in 1999. The increase is primarily attributable to the volume and mix of real estate sales partially offset by a decline in operating income from property rentals. The modest decline in identifiable assets from $48,134,000 in 1998 to $46,914,000 in 1999 is due to a net increase in assets from the sale of the four apartment complexes in New Mexico and the subsequent exchange for industrial buildings in the metropolitan Phoenix area, offset by a decrease in assets from the disposition of real estate.

Short-term Commercial Real Estate Lending Segment

         Revenues increased 40% from $3,752,000 in 1998 to $5,241,000 in 1999.
The increase is primarily attributable to increased revenues as a result of a larger portfolio in 1999 than in 1998. Additionally, the 1999 revenues include approximately $600,000 from property sales and operations from real estate owned as a result of foreclosure and repossession of collateral on delinquent loans.

         Income after allocations decreased 24% from $2,505,000 in 1998 to $1,892,000 in 1999. This decrease compared to the increase in revenues is due to increased expenses in three areas: operating expenses of approximately $674,000 from real estate owned in 1999 and not owned in 1998; depreciation expense of approximately $177,000 from real estate owned in 1999 and not in 1998; and an increase of approximately $190,000 in allocation of corporate overhead. The increase in corporate overhead allocation is attributable to an increase in the lending segment's total assets as a proportion of consolidated assets.

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

         Consolidated discussions represent data of the Company as presented in the Consolidated Statements of Income as set forth in Item 8 of this Report. Segment discussions represent data as reported by segment in Note 12 to Consolidated Statements of Income.

Consolidated

         Net income increased in 1998 by approximately 57% from $2,340,000 in 1997 to $3,679,000 in 1998. The major reason for the increase in earnings was the increase in short term commercial real estate lending, which increase accounted for approximately 52% of the increase in revenue and approximately 65% of the increase in earnings for the year. Revenue from property sales were up slightly, to $14,251,000 from $12,005,000 as the Company continued to implement its plan to transition from being principally a real estate owner to principally a real estate lender. Gross margin on property sales for 1998 was approximately 31% compared to approximately 39% for 1997. This variance is merely reflective of the basis in the different mix of properties sold in 1998. Operating income from property rentals declined slightly from $1,878,000 in 1997 to $1,838,000 in 1998. The majority of the rental property income is from the four federally subsidized apartment complexes that NZ owned for most of 1998. One of the apartment complexes was sold in November 1998. General and administrative expense increased approximately 55% from $2,083,000 in 1997 to $3,222,000 in 1998. The increase is due primarily to an increase in legal costs associated with the Sedona Project litigation. Additionally, a full year of operating expenses for Bridge Financial Corporation is included in 1998 as compared to 2 months in 1997. The other principal components of the increase in general and administrative expense are a non-recurring excise tax in connection with the final termination of the defined benefit pension plan (see Note 7 in Item 8 - "Financial Statements and Supplementary Data"), the Company employing certain professional advisors to assist in identifying capital sources and identifying disposition alternatives for the Company's mineral resources.

Real Estate Segment

         Income after allocations decreased slightly from $3,572,000 in 1997 to $3,288,000 in 1998. The decrease is primarily attributable to the volume and mix of real estate sales and an increase in legal costs associated with the Sedona Project litigation. The decline in identifiable assets from $52,234,000 in 1997 to $48,134,000 in 1998 is due to the disposition of real estate.

Short-term Commercial Real Estate Lending Segment

         Revenues increased 235% from $1,120,000 in 1997 to $3,752,000 in 1998.
The increase is primarily attributable to increased revenues as a result of a growth in the commercial real estate loan portfolio and the inclusion of Bridge Financial Corporation's operations for a full year in 1998 as compared to only 2 months in 1997.

         Income after allocations increased 136% from $1,060,000 in 1997 to $2,505,000 in 1998. The increase is primarily attributable to increased revenues and increased operating expenses as a result of growth in the commercial real estate portfolio and the inclusion of Bridge Financial Corporation's operations for a full year in 1998 as compared to only 2 months in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The real estate lending business requires large amounts of capital to be an effective competitor in the market. In addition, the Company requires cash for working capital.

         The Company expects to generate a substantial amount of cash from the sale of real estate over the next 12 months. Cash will also be generated from principal repayments on maturing loans in the Company's existing loan portfolio. In addition, the Company now uses and intends to continue to use participants or other joint funding sources on certain real estate loans. Further, the Company has lines of credit with non-bank commercial lenders and a commercial bank from which it can fund loans.

         In 1999, the Company's operating activities provided $19,431,000 of net cash flows, its investing activities used $27,158,000 of net cash flows and financing activities provided $6,719,000 of net cash flows.

         The Company intends to negotiate additional or expanded lines of credit as business circumstances require. The principal outcomes of the Company's discussions with potential lenders will be to determine how rapidly the Company will be able to grow its commercial real estate lending business. The terms of any new financing arrangement will likely have a material effect upon the Company's margins in its lending business. If the Company is not successful in negotiating such financing, the principal effect will be a slower growth in the Company's lending business, with the pace of growth in the near term being determined at least in significant part by the timing of the Company's sales of existing real estate assets.

         The Company currently has a $15 million partially-secured revolving line of credit from a commercial bank, which can be used for general corporate purposes. The line bears interest at the prime rate and expires in July 2000. At December 31, 1999 the line had an outstanding balance of $3,850,000. As of March 15, 2000 the line had an outstanding balance of $9,425,000.
This loan contains financial covenants which require the Company to maintain a specified minimum ratio of net notes receivable (as defined) to the outstanding loan balance; a specified minimum excess of current assets over current liabilities (as defined); and a specified minimum ratio of tangible net worth. At December 31, 1999 the Company was in compliance with these financial covenants.

         From a different commercial bank, one of the Albuquerque joint ventures has a $925,000 loan facility to be utilized for lot development. At December 31, 1999 the aggregate outstanding balance under this loan facility was $515,000. At March 15, 2000 the aggregate outstanding loan balance was $587,000. This loan matures in May 2000 and bears interest at the prime rate plus .25%.

         Additionally, BFC has a $25,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires August 31, 2000. As amounts are drawn, the line will be secured by certain loan assets of the Company. At December 31, 1999 the outstanding balance was $1,020,000. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth; a specified maximum ratio of debt to tangible net worth; and a specified minimum ratio of liquid assets to tangible net worth. At December 31, 1999 Bridge Financial Corporation was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

         In October 1999, BFC entered into a loan agreement with a different large non-bank commercial lender to provide a revolving $20,000,000 warehouse line of credit to finance certain portions of BFC's real estate lending activities. As amounts are drawn, the line will be secured by certain loan assets of the Company. The line bears interest at 30-day LIBOR plus 475 basis points and expires October 1, 2001. At December 31, 1999 there was no outstanding balance. This loan contains financial covenants that require BFC to maintain a minimum tangible net worth and a minimum interest coverage ratio. As of December 31, 1999, BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

         In addition to bank lines, the Company may seek qualified joint venture partners to finance large real estate development projects or loans to the extent that the Company actually engages in such projects or loans in the future. The use of joint venture partners provides a source of capital, mitigates the Company's risk by sharing it with another party, and gives the Company access to expertise that it might not otherwise have for particular projects.

INFLATION, DEFLATION, AND CHANGING PRICES

         The results of operations may be affected by inflation, deflation, and changing prices. Price changes and market trends in real estate, rental rates, interest rates, oil, gas, and uranium could have significant effects on the Company's operations. While the Company does not believe such items have had a material effect on 1999 operations and knows of no conditions which would cause the Company to believe that such items could have a material effect on 2000 results, changes in prevailing interest rates and real estate values could have a significant effect on BFC's real estate lending business.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, cannot be applied retroactively and will be adopted as required January 1, 2001. The Company has not completed its evaluation of whether the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations, therefore the Company is unable to disclose the effect of the implementation of SFAS No. 133. The Company continues to monitor potential changes and implementation guidance to this new accounting standard.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         Certain information presented in this Report includes "forward-looking statements" within the meaning of Federal securities laws. Forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth below, which may have an effect on the Company's future results and financial condition.

         REAL ESTATE MARKET. The Company will continue to be linked to the fortunes of the real estate market, particularly the markets in California and the southwestern United States. A downturn in that market could adversely affect the Company's performance. The Company is expecting to generate significant amounts of cash and earnings over the next 12 months through the sale of several real estate assets. While the real estate markets are generally healthy in the areas where the Company currently owns real estate, there is no assurance that the markets will continue to be favorable over the disposition period of these assets. A downturn in the real estate market could have an adverse impact on the Company's ability to sell its real estate assets at a profit or at all, and have an adverse impact on the Company's ability to attract joint venture funding for any future development or lending projects. If that were to happen, the Company's growth, particularly the growth of BFC, could be restrained due to a lack of capital. In addition, a downturn in the real estate market could affect the Company's real estate lending business. If BFC finds it necessary to foreclose on properties after a default by a borrower, it is possible that the Company would not, particularly in the short term, be able to recover its entire investment in the loan. Also, in the past, downturns in the real estate market have resulted in a higher rate of foreclosures generally.

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

         LOAN PARTICIPATIONS. Bridge Financial Corporation often retains only a portion of originated loans in its own portfolio and works with a participating lender to place the other portion of the loans in the portfolio of the participating lender. Most of the participations have been with pension funds who manage significantly larger funds than BFC. The participants typically take a position senior to the Company's position with respect to payment of the principal portion of the loans. The participants also typically receive the same interest income and points as does BFC. BFC normally receives an origination fee and a servicing fee on the participant's portion of the loan. Generally, by participating loans BFC is able to originate larger loans than it would normally originate without participants, but the Company typically assumes a subordinate position with respect to repayment of principal in relation to the position of the loan participant.

         Loan participants and prospective loan participants may change their criteria for participating in loans, they may choose to not participate at all and they may decide to compete with the Company in certain markets. To the extent that loan participants and prospective loan participants change the way in which they have participated in loans, the Company may be unable to originate the size of loans it now plans and growth may be slowed.

         AVAILABILITY OF FUNDING SOURCES. The Company will require substantial capital resources to grow its commercial real estate lending business. The amount and terms of financing available to the Company will have a material effect upon how rapidly and to what level the Company will be able to increase its lending activities.

         While the Company expects to be able to obtain financing as its lending arrangements mature, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is not successful in arranging financing, it may have to curtail its loan origination activities.

         CONCENTRATION OF BUSINESS. The Company continues to geographically diversify its loan portfolio; however, a significant portion of the Company's commercial lending business is conducted in Arizona. At December 31, 1999, approximately 73% of the Company's managed loan portfolio was secured by properties located in Arizona. Given the concentration of the Company's business in Arizona, there can be no assurance that the Company's results of operations would not be adversely affected to the extent Arizona experiences a period of slow or negative economic growth which results in decreased commercial loan originations and/or an increase in loan delinquencies and defaults.

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

         ABILITY TO ENTER NEW MARKETS. The ability of the Company to grow the lending business depends to a significant degree upon management's ability to originate loans in new markets in California and the southwestern United States. This type of market expansion will require, among other tasks, hiring capable and experienced people, marketing to new markets, additional underwriting procedures for new markets, determining whether to open new offices or service the loans from the central Phoenix office, and holding down overhead to keep the new markets cost effective. Failure to adequately perform any or all of these tasks effectively could significantly impair the Company's ability to expand into new markets, and could materially and adversely affect the Company's business, financial condition and results of operations.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
New Mexico and Arizona Land Company
Phoenix, Arizona

       We have audited the accompanying consolidated balance sheets of New Mexico and Arizona Land Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and shareholders' equity for the years then ended. Our audits also included the financial statement schedules III and IV listed in Item 14 as of December 31, 1999 and 1998. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

       In our opinion, such 1999 and 1998 consolidated financial statements present fairly, in all material respects, the financial position of New Mexico and Arizona Land Company and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1999 and 1998 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                             Deloitte & Touche LLP

Phoenix, Arizona
March 24, 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
New Mexico and Arizona Land Company:

       We have audited the accompanying consolidated statements of income, cash flows, and shareholders' equity for the year ended December 31, 1997 of New Mexico and Arizona Land Company and subsidiaries. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedules III and IV for the year ended December 31, 1997. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of New Mexico and Arizona Land Company and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                               KPMG LLP

Phoenix, Arizona
February 20, 1998

New Mexico and Arizona Land Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31,
(Dollars in thousands)                                        1999        1998
ASSETS
  Properties, net                                           $46,324      $43,340
  Commercial real estate loans, net                          26,773       20,632
  Receivables                                                 6,237        4,961
  Investments in joint ventures                               3,134           11
  Cash and cash equivalents                                   3,661        4,669
  Other                                                       1,089          772
                                                            -------      -------
Total assets                                                $87,218      $74,385
                                                            =======      =======


LIABILITIES AND SHAREHOLDERS' EQUITY

  Notes payable and lines of credit                         $20,983      $14,264
  Accounts payable and accrued liabilities                    2,014        1,407
  Deferred income taxes                                       4,834        4,160
  Deferred revenue                                            6,951        5,520
                                                            -------      -------
Total liabilities                                            34,782       25,351
                                                            -------      -------
Non-controlling interests                                       560        1,889
                                                            -------      -------
Commitments and contingencies (Notes 5, 7, 8 and 10)

Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized, none issued
   Common stock, no par value; 30,000,000 shares
      authorized; 6,925,636 issued and outstanding           35,341       35,341
   Retained earnings                                         16,535       11,804
                                                            -------      -------
Total shareholders' equity                                   51,876       47,145
                                                            -------      -------
Total liabilities and shareholders' equity                  $87,218      $74,385
                                                            =======      =======

See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31


(In thousands, except per share data)                          1999        1998        1997

REVENUE:
  Property sales                                           $ 28,608    $ 14,251    $ 12,005
  Property rentals                                            2,428       2,905       3,065
  Commercial real estate lending                              4,576       3,701       1,117
  Investment income                                             604         427         220
  Other                                                         354         701         497
-------------------------------------------------------------------------------------------
                                                             36,570      21,985      16,904
-------------------------------------------------------------------------------------------
EXPENSES:

  Cost of property sales                                     19,750       9,796       7,319
  Rental property                                             1,762       1,067       1,187
  General and administrative                                  3,844       3,222       2,083
  Writedown of properties                                       700        --          --
  Interest                                                    1,552       1,335       1,020
  Depreciation, depletion and amortization                      665         650         524
-------------------------------------------------------------------------------------------
                                                             28,273      16,070      12,133
-------------------------------------------------------------------------------------------
Income Before Joint Ventures, Non-controlling
   Interests and Income Taxes                                 8,297       5,915       4,771
Equity in earnings of joint ventures                           --           546        --
Non-controlling interest                                       (422)       (322)       (883)
-------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    7,875       6,139       3,888
 Income taxes                                                 3,144       2,460       1,548
-------------------------------------------------------------------------------------------
Net Income                                                 $  4,731    $  3,679    $  2,340
===========================================================================================
EARNINGS PER SHARE OF COMMON STOCK (1)

     Basic                                                 $   0.68    $   0.53    $   0.36
     Diluted                                               $   0.68    $   0.53    $   0.36
-------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (1)
     Basic                                                    6,926       6,926       6,472
     Diluted                                                  6,928       6,934       6,472
-------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

(1) All years include the effect of a 10% stock dividend paid July 18, 1997, a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split paid January 15, 1999 to shareholders of record on December 31, 1998.

New Mexico and Arizona Land Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,

(in thousands)                                                                           1999            1998              1997

Cash Flows provided by (used in) Operating Activities:
Net income                                                                             $4,731           $3,679           $2,340
Gain from sale of partnership interest                                                     --               --             (257)
Non-cash items included above:
   Depreciation, depletion and amortization                                               665             650               524
   Deferred revenue                                                                     3,008              617             (812)
   Deferred income taxes                                                                  674          (1,201)             (324)
   Allowance for bad debts                                                                280               --               --
   Write down of properties                                                               700               --               --
   Equity in earnings of joint ventures                                                   --             (546)               --
   Non-controlling interests                                                              422             322              883
   Director stock awards                                                                   --               --               36

Net change in:
   Receivables                                                                         (1,276)          (4,868)             107
   Properties under development                                                         1,641              (11)           3,668
   Other properties                                                                     8,297             4,353          (2,108)
   Other assets                                                                          (317)              79             (517)
   Accounts payable and accrued liabilities                                               606             (239)              98
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              19,431            2,835            3,638
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows provided by (used in) Investing Activities:
   Additions to properties                                                            (14,286)          (1,479)          (1,459)
   Acquisition of commercial real estate loans                                             --               --           (1,578)
   Distribution from investment in joint ventures                                      (1,751)             946                5
   Proceeds from sale of partnership interest                                              --               --              895
   Collections of principal on commercial real estate loans                            16,691           11,415            3,595
  Additions to commercial real estate loans                                           (27,812)         (16,599)          (1,637)
-------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                               (27,158)          (5,717)            (179)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows provided by (used in) Financing Activities:
   Proceeds from debt                                                                  42,393            7,464            1,168
   Payments of debt                                                                   (35,674)          (5,703)          (4,701)
   Distribution to non-controlling partners                                                --             (226)          (1,055)
   Capital contribution by non-controlling partners                                        --              --                 3
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                     6,719            1,535           (4,585)
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   (1,008)         (1,347)          (1,126)
Cash and cash equivalents at beginning of year                                          4,669           6,016             7,142
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $3,661          $4,669            $6,016
===============================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES -
    Conversion of real estate loan to joint venture accounting                         $3,122
                                                                                       ======

See accompanying Notes to Consolidated Financial Statements.


See notes 5 and 6 for additional cash flow information.

New Mexico and Arizona Land Company and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                                             Total
                                            Common stock                 Treasury stock                                     Share-
                                            ------------                 --------------                     Retained       holders'
(in thousands)                         Shares        Amount             Shares     Amount                   earnings        Equity
BALANCES AT
DECEMBER 31, 1996                       3,013        $ 14,705             --         $--                     $20,923         $35,628
====================================================================================================================================
Net income                                                                                                     2,340           2,340
10% stock dividend                        301           4,364                                                (4,369)             (5)
Director stock award                        2              36                                                                    36
Issuance of common stock                  532           5,467                                                                 5,467
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1997                      3,848         $24,572             --           --                    $18,894        $43,466
====================================================================================================================================
Net income                                                                                                     3,679          3,679
20% stock dividend                        769          10,769                                                (10,769)
3 for 2 stock split                     2,309
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1998                      6,926         $35,341              --          --                   $11,804         $47,145
====================================================================================================================================
Net income                                                                                                    4,731           4,731
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
 DECEMBER 31, 1999                      6,926         $35,341              --          --                   $16,535         $51,876
====================================================================================================================================


See accompanying Notes to Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

         New Mexico and Arizona Land Company provides time-sensitive, short-term commercial real estate loans to a client base located in California and the southwestern United States. It conducts this specialty financing business through its wholly owned subsidiary, Bridge Financial Corporation. Both directly and through its other subsidiaries, the Company also develops, manages and sells real estate and holds various mineral rights in the Southwest. The Company's results of operations and financial condition can be adversely affected by several factors, including a downturn in the real estate market, interest rate fluctuations, and availability of funding sources.

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of New Mexico and Arizona Land Company, its wholly-owned subsidiaries, and majority-owned partnerships (the "Company"). All intercompany transactions have been eliminated in consolidation.

Properties
-----------

         Properties are recorded at cost net of valuation allowances. Depreciation on rental properties is provided over the estimated useful lives of the assets, ranging from 5 to 35 years, using the straight-line method.

Investments in Joint Ventures
-----------------------------

         The Company's investments in joint ventures are accounted for using the equity method. Investments in joint ventures may from time to time include loans which, under the relevant accounting literature, are required to be accounted for as joint ventures rather than as loans. The characterization of such loans as joint ventures for accounting purposes does not mean that a partnership relationship exists under applicable law.

Property Sales and Deferred Revenue
-----------------------------------

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

Income Taxes
------------

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

Earnings Per Share
------------------

         Basic earnings per share is determined by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is determined by dividing net income by the weighted average number of common and common equivalent shares (which reflect the effect of stock options) outstanding for the period.

Cash and Cash Equivalents
-------------------------

         Cash and cash equivalents include cash on hand, cash held in trust, money market accounts, and temporary investments with original maturities of three months or less.

Fair Value of Financial Instruments
-----------------------------------

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

Commercial Real Estate Loans and Allowance for Bad Debts
--------------------------------------------------------

         These loans are recorded at cost, less an allowance for bad debts and undisbursed loan proceeds. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. The accrual of interest is discontinued when the related loan becomes 90 days past due. Subsequently, cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

Stock - Based Compensation
--------------------------

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

Management Estimates
--------------------

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

New Accounting Standards
------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 as required effective January 1, 2001. The Company has not completed its evaluation of whether the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations, therefore the Company is unable to disclose the effect of the implementation of SFAS No. 133.

Reclassifications
-----------------

         Certain financial statement items from prior years have been reclassified to be consistent with the current year financial statement presentation.

NOTE 2 - PROPERTIES
Properties are comprised of the following at December 31,

(in thousands)                                                                                     1999             1998

Rural lands and unimproved urban properties                                                    $  9,077          $19,119
Land under development                                                                           12,979           13,416
Rental properties                                                                                21,167           14,921
Other real estate owned                                                                           7,609            2,003
Other                                                                                             1,737            1,937
Accumulated depreciation, depletion and amortization                                            (2,145)           (4,576)
Valuation allowance                                                                             (4,100)           (3,480)
-------------------------------------------------------------------------------------------------------------------------
Properties, net                                                                                 $46,324          $43,340
=========================================================================================================================

         The future rentals on non-cancelable operating leases related to the Company's rental properties are as follows: $2,234,476 in 2000; $2,124,872 in 2001; $1,353,923 in 2002; $849,503 in 2003; $781,544 in 2004; and $1,500,169 in
later years. The Company owned three apartment complexes for part of 1999. The apartment complexes were federally subsidized under the U.S. Department of Housing and Urban Development Section 8 Housing-Assistance-Payments Program, and contributed revenue of $540,000 in 1999, $2,340,000 in 1998, and $2,455,000 in
1997. The Company sold one complex in February 1999, one complex in March 1999 and the last complex in August 1999.

         As of December 31, 1999 the Company held, as other real estate owned, one hotel property acquired through foreclosure in 1998 and residential lots in New Mexico acquired in 1999 from the Company's borrower. The hotel required extensive refurbishment which was completed in the second quarter of 1999. The hotel re-opened May 9, 1999 and is operating under a national franchise in Phoenix, Arizona. The property is currently for sale. The New Mexico lots are being sold back to the Company's borrower under a rolling option agreement.

NOTE 3 - COMMERCIAL REAL ESTATE LOANS

Commercial real estate loans consist of the following at December 31,

(in thousands)                                                                                     1999             1998

Managed portfolio                                                                              $ 60,112          $ 53,749
Less participations                                                                            (28,540)          (32,452)
-------------------------------------------------------------------------------------------------------------------------
Commercial real estate loans                                                                     31,572            21,297
Less allowance for bad debts                                                                      (555)             (275)
Undisbursed loan proceeds                                                                       (1,122)             (390)
Less loans accounted for as joint ventures                                                      (3,122)               --
-------------------------------------------------------------------------------------------------------------------------
Commercial real estate loans, net                                                              $ 26,773           $20,632
=========================================================================================================================


         All loans are secured by mortgages and/or other security instruments. Participating lenders typically take a position senior to the Company's position with respect to payment of the principal portion of those loans which are participated.

         Undisbursed loan proceeds consist principally of interest and construction cost reserve accounts which are held on behalf of borrowers to ensure timely payment of periodic interest payments and final construction costs. These loans bear interest at rates ranging from 11.00% to 18.00% with initial terms ranging from 6 to 24 months.

          The managed portfolio also includes loans made in connection with the Company's recreational land sales. The notes receivable from these land sales, due over fifteen years, bear interest at rates ranging from 11% to 12%, and are secured by the properties sold. At December 31, 1999 and 1998 mortgage notes receivable relating to these sales totaled $5,535,000 and $5,867,000, respectively. The Company sold recreational land for mortgage notes receivable in the amount of $1,040,000 and $184,000 during the years ended December 31, 1999 and 1998 respectively. In 1999 and 1998 the Company collected $1,136,000 and $829,000 in principal payments on these land sale contracts.

Allowance for bad debts
-----------------------

         From time to time commercial real estate loans and/or recreational land sale loans may be delinquent or in default. Allowance for bad debts increased to $555,000 at December 31, 1999 from $275,000 at December 31, 1998. The increase reflects growth in the Company's commercial real estate loans portfolio. The allowance for bad debts is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans. It is management's judgment that the allowance for bad debts is adequate to provide for potential credit losses. The allowance for bad debts is intended to provide for future events, which by their nature are uncertain. Therefore, changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the allowance for bad debts.

Activity related to allowance for bad debts is summarized below:
Years ended December 31,

(in thousands)                                                                                     1999             1998

Balance at beginning of the year                                                                  $ 275             $ 275
Additions                                                                                           280                --
Deductions                                                                                           --                --
Charge-offs                                                                                          --                --
-------------------------------------------------------------------------------------------------------------------------
Balance at end of the year                                                                        $ 555             $275
=========================================================================================================================
Allowance for bad debts to commercial real estate loans
   (net of undisbursed loan proceeds)                                                             1.81%             1.32%
-------------------------------------------------------------------------------------------------------------------------

NOTE 4 - RECEIVABLES

Receivables consist of the following at December 31,

(in thousands)                                                                                     1999             1998
Mortgage notes receivable                                                                        $2,798            $3,828
Other notes receivable                                                                            2,614               678
Accounts receivable                                                                                 825               455
-------------------------------------------------------------------------------------------------------------------------
Receivables                                                                                      $6,237            $4,961
=========================================================================================================================


         In 1999 the Company sold parcels of land in exchange for cash and $1,744,462 in notes receivable. As of December 31, 1999 $113,992 of the profit on these sales is deferred.

         Mortgage notes receivable as of December 31,1999 consists primarily of five separate notes receivable the Company took back from the purchasers of one parcel of land the Company owned in Apache County, Arizona and one parcel of land the Company owned in Fremont County, Colorado, one parcel of land the Company owned in Navajo County, Arizona one parcel of the land the Company owned in Cottonwood, Arizona, and one parcel of land the Company owned in Green Valley, Arizona. The notes bear interest at rates ranging from 8% to 11% and have terms ranging from 3 to 15 years. At December 31, 1999 these notes had outstanding balances of $77,000, $1,000,000, $146,000, $705,000 and $867,000
respectively. The notes are secured by mortgages on the property sold.

         Other notes receivable consist of four subordinate tax-exempt municipal bonds the Company received in connection with the sale of the four apartment complexes in New Mexico. The bonds pay interest semi-annually at the rate of 8.75% per annum and have terms ranging from 15 to 30 years from the date of issue. The bonds are subordinate to two other bonds issued in connection with the sales and principal on the bond is payable out of the excess cash flow from the future operations of the apartment. One such bond did not pay the semi-annual interest payment due on December 15, 1999. The Company is engaged in conversations with the obligor on this bond concerning payment of interest. The Company does not expect to record any material loss in its financial statements with respect to this bond.

         Accounts receivable consists primarily of interest receivable in connection with the notes described above and rents receivable.

NOTE 5 - NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit consist of the following at December 31, (dollars in thousands)

                                                   Maturity          Interest
                                                      date           rate (%)      Payment                1999          1998
------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
  Apartment  complexes                                                                                   $     -       $ 4,721
  Commercial buildings                            2006-2018          7.3%-9.125%   monthly P&I            15,444         2,044
  Undeveloped land                                                                                             -         1,715
Development and construction loans                     2000           prime(1)     monthly Int               515         1,647
Revolving lines of credit                              2000           prime(1)(2)  monthly Int             4,870         3,800
Other loans                                            2004             7.60%      semi-annual P&I           154           337
==============================================================================================================================
Notes payable and lines of credit                                                                       $ 20,983      $ 14,264
==============================================================================================================================

(1) Certain loans are at variable rates of prime to prime +0.25%. Prime rate at December 31, 1999 was 8.50%.

(2) Certain loans are at 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 475 basis points. 30-day LIBOR at December 31, 1999 was 6.49%.

         One of the Company's majority-owned partnerships has obtained a development line of credit from a commercial bank. The line, which is secured by the real property being developed by the partnership, expires in May 2000 and has an aggregate commitment amount of $925,000. At December 31, 1999, the outstanding balance was $515,000. The interest rate is at the bank's prime rate plus 1/4%. At December 31, 1999 the rate on the line was 8.75%.

         The Company has a $15,000,000 partially secured revolving line of credit from a commercial bank that may be used for general corporate purposes. The line bears interest at the prime rate (8.50% as of December 31, 1999) and expires July 3, 2000. At December 31, 1999 there was an outstanding balance of $3,850,000. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of net notes receivable (as defined) to the outstanding loan balance; a specified minimum excess of current assets over current liabilities (as defined); and a specified minimum tangible net worth. At December 31, 1999 the Company was in compliance with these financial covenants.

         Additionally, BFC has a $25,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires August 31, 2000. As amounts are drawn, the line will be secured by certain loan assets of the Company. At December 31, 1999 the outstanding balance was $1,020,000. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth; a specified maximum ratio of debt to tangible net worth; and a specified minimum ratio of liquid assets to tangible net worth. At December 31, 1999 Bridge Financial Corporation was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

         In October 1999, BFC entered into a loan agreement with a different large non-bank commercial lender to provide a revolving $20,000,000 warehouse line of credit to finance certain portions of BFC's real estate lending activities. As amounts are drawn, the line will be secured by certain loan assets of the Company. The line bears interest at 30-day LIBOR plus 475 basis points and expires October 1, 2001. At December 31, 1999 there was no outstanding balance. This loan contains financial covenants that require BFC to maintain a minimum tangible net worth and a minimum interest coverage ratio. As of December 31, 1999, BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

         Principal payments due on all notes payable and lines of credit are as follows: $5,678,000 in 2000; $323,000 in 2001; $350,000 in 2002; $379,000 in
2003; $409,000 in 2004; and $13,844,000 in later years. Interest paid in 1999,
1998 and 1997 amounted to $1,827,000, $1,499,000 and $1,344,000, respectively, of which $109,000, $154,000 and $297,000 was capitalized. Interest cost incurred in 1999, 1998 and 1997, was $1,652,000, $1,489,000 and $1,317,000, respectively.

NOTE 6 - INCOME TAXES

Income tax expense is comprised of the following:


(in thousands)                                                                           1999                 1998            1997
Current:
         Federal                                                                       $2,008               $2,899          $1,321
         State                                                                            462                  762             352
Deferred:
         Federal                                                                          601                 (831)           (106)
         State                                                                             73                 (370)            (19)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       $3,144                $2,460          $1,548
===================================================================================================================================


The reconciliation of the computed statutory income tax expense to the effective income tax expense follows:

(in thousands)                                                                           1999                 1998           1997
Statutory Federal income tax expense                                                   $2,678               $2,087         $1,322
State income taxes, net of Federal benefit                                                353                  263            220
Other                                                                                     113                 110                6
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       $3,144               $2,460         $1,548
===================================================================================================================================


         The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31,


(in thousands)                                                                           1999                 1998
Deferred tax assets:
  Properties, principally due to
   valuation allowances, depreciation
   and amortization of costs                                                           $1,588                 $418
  Investments in joint ventures,
   principally due to capitalization and amortization of costs                            217                  161
  Other                                                                                   215                  376
------------------------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                                         2,020                  955
------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Properties, principally due to basis
   differences upon acquisition                                                      $(7,108)             $(5,071)
  Commercial real estate loans/deferred revenue,
   principally due to installment sales                                                   261                 (44)
  Other                                                                                   (7)                   --
------------------------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                                  (6,854)              (5,115)
------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                           $(4,834)             $(4,160)
==================================================================================================================


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes that it is more likely than not that the Company will realize the deferred tax assets existing at December 31, 1999.

         Income taxes paid in 1999, 1998 and 1997 amounted to $2,345,000, $3,732,000 and $1,395,000, respectively.

NOTE 7 - RETIREMENT PLANS

Pension Plan:
------------

         The Company previously maintained a defined benefit retirement plan which covered substantially all full-time employees. The benefits were based on employment commencement date, years of service and compensation. The Plan was "frozen" on December 31, 1996 which stopped the accumulation of benefits under the plan. During 1997 the Company elected to terminate the defined benefit plan and plan assets were distributed in July of 1998.

The net periodic pension benefit is computed as follows for years ended December 31,

(in thousands)                                                                              1999             1998            1997

Service cost                                                                              $   --             $  --          $  --
Interest cost                                                                                 --                48              47
Return on assets
         Actual                                                                               --              (34)            (292)
         Deferred gain                                                                        --                36             191
Amortization of unrecognized net transition asset                                             --              (25)             (26)
Return of assets to the Company                                                               --               359              --
----------------------------------------------------------------------------------------------------------------------------------
Net periodic pension benefit                                                              $   --              $384          $ (80)
===================================================================================================================================


401(k) Savings Plan:
--------------------

         The Company has a 401(k) Savings Plan for all of its employees. The Company matches up to 3% of the employee's salary contributed. Total expense for the Company under this plan was $22,496, $16,800 and $19,400 for 1999, 1998 and 1997, respectively.

NOTE 8 - RESTRICTED STOCK PLAN

         In 1988 the Company adopted a Restricted Stock Plan (the "Restricted Plan") to distribute shares of stock to senior executives at no cost. There were 100,000 shares of common stock authorized for awards during the Plan's ten-year term, which has expired. No shares were awarded in 1999, 1998 and 1997. A total of 31,400 shares were awarded under the Restricted Plan. Compensation expense is recorded for the awards of stock under the Restricted Plan in each period in which services are performed. The Company recognized compensation expense of $0, $0 and $100 related to these awards for the years ended December 31, 1999, 1998 and 1997, respectively.

         On October 27, 1997, the Company's Board of Directors approved the New Mexico and Arizona Land Company 1997 Stock Incentive Plan (the "Plan"). On May 8, 1998, the plan was approved by a vote of the shareholders. The Plan provides that the following types of awards (collectively, "Awards") may be granted under the Plan: stock appreciation rights ("SARs"); incentive stock options ("ISOs"); non-qualified stock options ("NQSOs"); restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals. Under the Plan, Awards may be granted with respect to a maximum of 500,000 shares of the Company's Common Stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company. Due to stock dividends and stock splits since the inception of the plan there are presently 900,000 shares for which awards may be granted. As of December 31, 1999, thirteen persons were eligible to participate in the Plan.

         During 1999 the Board granted to R. Randy Stolworthy options under the Plan to purchase up to 26,047 shares of the Company's common stock. The earliest permitted exercise date of the options is December 1, 2000. The options expire December 1, 2009. No compensation expense was recognized in 1999 because the exercise price was equal to the price of the common stock of the Company at date of the grant.

         During 1999, each Director on the Board was granted options under the Plan to purchase up to 6,977 shares of the Company's common stock. The earliest permitted exercise date of the options is December 1, 2000. The options expire December 1, 2009. No compensation expense was recognized in 1999 because the exercise price was equal to the price of the Common Stock of the Company at date of the grant.

         Effective as of January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted under SFAS No. 123, the Company continues to measure stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock.

         SFAS No. 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value based method had been applied in measuring compensation expense.

Reported and pro forma net income and earnings per share amounts for the years ended December 31, (in thousands, except per share data)


                                                                                             1999              1998          1997
         Reported:
            Net income                                                                     $4,731           $3,679        $2,340
            Basic earnings per share                                                        $0.68            $0.53         $0.36
            Diluted earnings per share                                                      $0.68            $0.53         $0.36

         Pro forma:
            Net income                                                                     $4,349            $3,479        $2,218
            Basic earnings per share                                                        $0.63            $0.50         $0.34
            Diluted earnings per share                                                      $0.63            $0.50         $0.34

         The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                                                                             1999              1998          1997
            Risk free interest rate                                                         6.53%             5.204%         5.521%
            Expected life (in years)                                                         3.5                  5              5
            Expected volatility                                                               48%                44%           34%
            Expected dividend yield                                                           0                   0             0

Stock options outstanding at December 31, 1999 were as follows:


                         OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE

                         -----------------------------------------------------------------------------------------------------------

                                               Weighted Average
                                               Remaining
Range of Exercise        Number of Options     Contractual Life       Weighted Average      Number of Options     Weighted Average
Prices                   Outstanding           (in years)             Exercise Price        Exercisable           Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$8.33-$13.11             571,500               6.76                   $10.54                247,500               $10.47
$5.125                   74,886                9.67                   $5.125                    --                   --

Activity related to the stock option plan is summarized as below:
Years Ended December 31,

                                                                    1999                  1998                      1997
                                                          ---------------------   ---------------------    ---------------------

                                                                   Weighted                  Weighted                    Weighted
                                                                    Average                   Average                     Average
                                                          Number   Exercise        Number    Exercise         Number     Exercise
                                                       Of shares      Price     of shares       Price      of shares        Price
Options outstanding at the beginning of the year         571,500     $10.54       450,000     $10.55              --          --
Granted                                                   74,886      $5.13       121,500      $9.66         450,000      $10.55
Exercised                                                     --         --            --         --              --          --
Expired/cancelled                                             --         --            --         --              --          --
----------------------------------------------------------------------------------------------------------------------------------
Options outstanding the end of the year                  646,386                  571,500                    450,000
----------------------------------------------------------------------------------------------------------------------------------
Options exercisable at the end of the year               247,500                  108,000                         --
----------------------------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options
  granted during the year                                  $2.10                    $2.42                      $2.54
----------------------------------------------------------------------------------------------------------------------------------



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

         Compensation expense of $50,000 in 1997 was recorded as a result of the above award.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company is a party to various legal proceedings arising in the ordinary course of business. While the ultimate disposition of these matters is uncertain, it is the opinion of management that their outcome will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 11 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

         Certain unaudited quarterly financial information for the years ended December 31, 1999 and 1998 is presented below:

                                                                First         Second          Third          Fourth
(in thousands, except per share data)                         Quarter        Quarter        Quarter         Quarter          Total

1999
Revenue                                                       $10,714         $5,313         $8,914         $11,629         $36,570
Net income                                                     $1,226         $  763         $1,418          $1,324         $ 4,731
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share(1)
         Basic                                                  $0.18          $0.11          $0.20           $0.19           $0.68
         Diluted                                                $0.18          $0.11          $0.20           $0.19           $0.68
-----------------------------------------------------------------------------------------------------------------------------------
1998
Revenue                                                        $5,687         $5,793         $2,760         $7,745         $21,985
Net income                                                      $ 517         $1,211         $  517          $1,434        $ 3,679
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share(1)
         Basic                                                 $ 0.07         $ 0.17         $ 0.07           $0.22        $  0.53
         Diluted                                               $ 0.07         $ 0.17         $ 0.07           $0.22        $  0.53
-----------------------------------------------------------------------------------------------------------------------------------


(1) Includes the effect of a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split paid January 15, 1999 to shareholders of record on December 31, 1998.

NOTE 12 - SEGMENTS

         The Short-term Commercial Real Estate Lending segment, conducted through BFC, is primarily engaged in providing direct, short-term gap and participating loans to qualified borrowers throughout California and the southwestern United States who provide suitable real estate projects as collateral. Lending functions include originations, acquisitions and servicing of commercial loans which are not held for sale, but are held to maturity or other disposition. This includes any actions or procedures necessary to foreclose on delinquent loans and take possession of collateral including disposal. Disposal of the collateral may involve the temporary operation or improvement of the repossessed property. If management identifies repossessed assets that would be appropriate for the Company to own/operate on a long-term basis, such assets would become a part of the real estate segment. The short term Commercial Real Estate Lending segment also includes any loans which, under the relevant accounting literature, are required to be accounted for as Joint Ventures. The short term commercial real estate lending segment also includes any loans which, under the relevant accounting literature, are required to be accounted for as Joint Ventures. The Short-term Commercial Real Estate Lending segment also includes loans made in connection with the Company's recreational land sales. The notes receivable from these land sales, due over fifteen years, bear interest at rates ranging from 11% to 12%, and are secured by the properties sold.

         BFC seeks to maintain a high quality portfolio using clearly defined underwriting criteria and stringent portfolio management techniques. Bridge diversifies its lending activities geographically in the southwest and among a range of real estate.

         The Real Estate segment is primarily engaged in the sale of developed residential lots, the sales or exchanges of land, rental income from commercial and industrial buildings, and rental income from leasing rural land. Real estate assets are assessed individually and measured against performance goals. All areas of real estate are assessed using the same performance criteria, not functionality, and looked upon as a whole. Notes receivable included in this segment are the result of real estate land sales and reflect a temporary and natural consequence of the real estate segment.

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

         Reconciliation of Segment Information to Consolidated Amounts

         Management evaluates the performance of each segment based on income after allocations and identifiable assets. Income after allocations is income before joint ventures, non-controlling interests and income taxes, including allocations of corporate overhead expenses. Prior to 1998, there was no allocation of corporate overhead to the short-term commercial real estate lending segment or other segment. For 1997, amounts included in income before joint ventures, non-controlling interests and taxes include only expenses specifically attributable to each segment. Identifiable assets include assets employed in the generation of income for each segment.

         Information for the Company's reportable segments reconciles to the Company's consolidated totals as follows:


REVENUES:
December 31,

(in thousands)                                                                              1999             1998            1997

Real Estate                                                                              $31,193           $18,106        $15,627
Short-term Commercial Real Estate Lending                                                  5,241             3,752           1,120
Other                                                                                        136               127             157
----------------------------------------------------------------------------------------------------------------------------------
Consolidated total                                                                       $36,570           $21,985         $16,904
==================================================================================================================================

INCOME AFTER ALLOCATIONS:
December 31,

(in thousands)                                                                              1999             1998            1997

Real Estate                                                                               $6,280            $3,288         $3,572
Short-term Commercial Real Estate Lending                                                  1,892             2,505           1,060
Other                                                                                        125               122             139
----------------------------------------------------------------------------------------------------------------------------------
Income before joint ventures, non-controlling interests and income taxes                  $8,297            $5,915         $ 4,771
==================================================================================================================================



IDENTIFIABLE ASSETS:
December 31,

(in thousands)                                                                              1999             1998
Real Estate                                                                              $46,914           $48,134
Short-term Commercial Real Estate Lending                                                 39,489            25,428
Other                                                                                        815               823
------------------------------------------------------------------------------------------------------------------
Consolidated total                                                                       $87,218           $74,385
==================================================================================================================

         The Company has no single customer that accounts for 10% or more of revenue.

         The Short-term Commercial Real Estate Lending segment includes investment income of $35,105 and $44,408 and interest expense of $504,885 and $216,916 for the years ended 1999 and 1998, respectively. Interest income and interest expense were insignificant in 1997.

         The Real Estate segment includes investment income of $568,995, $382,574, $219,767 and interest expense of $1,047,372, $1,118,089, and
$1,019,582 for the years ended 1999, 1998 and 1997, respectively.

         The Real Estate segment employed 8, 21, and 22 full-time employees and the Short-term Commercial Real Estate Lending segment employed 5, 4 and 3 full-time employees the for the years ended 1999, 1998 and 1997, respectively.

New Mexico and Arizona Land Company and Subsidiaries

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 1999


                                                                           Cost
(in thousands)                                                          capital-
                                                                       ized sub-
                                              Initial cost               sequent
                                                To Company                    to
                                       --------------------------         acqui-
                                                           Bldgs         sition
                                                          and im-     ----------
                                 Encum-                    prove-        Improve-
                                brances         Land       ments          ments

Unimproved Properties
 Arizona and New Mexico           $155        $6,243       $   --          $  241
 Chandler, Arizona                  --         3,245           --             425

Properties Under Development
 40-acre lots, Arizona               --          178           --              --
 Albuquerque, New Mexico(3)        515           479           --             430
 Sedona, Arizona                     --        7,500           --           3,892

Rental Properties
 Commercial Buildings
  Tempe, Arizona                   725           462          714             152
  Tempe, Arizona                 4,950         1,087        1,737           3,520
  Phoenix, Arizona               1,933           770        1,964              --
  Gilbert, Arizona               4,408         1,181        4,240             180
  Chandler, Arizona              3,427           878        4,281              --

Hotel, Phoenix, Arizona             --         1,023        2,292           2,617
---------------------------------------------------------------------------------
                               $16,113      $23,046       $15,228         $11,457
=================================================================================





(in thousands)
                                          Gross amount at which
                                             carried at close
                                            of period(1)
                                    ----------------------------------------  Accum-
                                               Buildings                      ulated
                                                  and                         depre-
                                                improve-        Total        ciation      Date
                                    Land         ments        (a) (2)          (b)(4)   acquired
Unimproved Properties
 Arizona and New Mexico             $6,147        $  337       $6,484        $   71      various
 Chandler, Arizona                   3,245           425        3,670           117       1986

Properties Under Development
 40-acre lots, Arizona                 178            --          178             --      1908
 Albuquerque, New Mexico(3)            479           430          909             --    1992-1995
 Sedona, Arizona                    11,392            --       11,392             --      1995

Rental Properties
 Commercial Buildings
  Tempe, Arizona                       462           866        1,328            483      1986
  Tempe, Arizona                     1,087         5,257        6,344            397      1997
  Phoenix, Arizona                     770         1,964        2,734             38      1999
  Gilbert, Arizona                   1,181         4,420        5,601             82      1999
  Chandler, Arizona                    878         4,281        5,159             41      1999

Hotel, Phoenix, Arizona              1,023         4,909        5,932             93      1998
----------------------------------------------------------------------------------------------
                                   $26,842       $22,889      $49,731         $1,322
=============================================================================================

(1)      Tax basis: $23,299,000

(2) A valuation allowance in the amount of $700,000 was established in the current year and an allowance of $3,480,000 was established in prior years to reflect the Company's estimated realizable value upon ultimate disposition of certain of its properties, principally unimproved urban real estate.


(3) Certain properties are owned by partnerships of which the Company has a 75% ownership.

(4)      Life on which depreciation in the latest income statements is computed:
         5 to 35 years.


(a) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Years ended December 31,

(in thousands)                                                                                  1999            1998           1997
Balance at beginning of year                                                                 $49,459         $53,886         $54,836
Additions during year:
  Acquisitions through foreclosure                                                             3,929           2,003              --
  Other acquisitions                                                                           4,229             123           3,648
  Improvements                                                                                13,708           4,183           5,529
Deductions during year:
  Cost of real estate sold                                                                   (21,594)        (10,736)       (10,127)
------------------------------------------------------------------------------------------------------------------------------------
Balance at close of year                                                                      $49,731         $49,459        $53,886
====================================================================================================================================


(b) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION Years ended December 31,

(in thousands)                                                                                  1999            1998           1997
Balance of accumulated depreciation
 at beginning of year                                                                         $3,844          $4,761         $4,586
Additions during year:
 Current year's depreciation                                                                     480             544            431
Deductions during year:
 Real estate sold                                                                             (3,002)         (1,461)          (256)
------------------------------------------------------------------------------------------------------------------------------------
Balance at close of year                                                                      $1,322          $3,844         $4,761
====================================================================================================================================


New Mexico and Arizona Land Company and Subsidiaries

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 1999








                                                                              Final             Periodic
                                                   Interest                maturity            payment
Description                                        rate                                        terms
==========================================================================================================================
Mortgages on:
Unimproved  land sales - Arizona,
 (predominately 40-acre parcel sales)              10% - 12%               1999-2015
Unimproved  land sales  - Colorado                 10%                     2003                Quarterly(5)
Residential Land under Development - New Mex       12%                     2000                Monthly(2)
Residential Land under Development - Arizona        8%                     2002                Semi Annual (4)
Commercial Land under Development - Calif.         12.5%                   2000                Monthly(1)(2)
Commercial Land under Development - Arizona        10% - 12%               2000-2004           Variable(2)
Mixed Land Use Unimproved - Arizona                13.125%-18%             1999-2000           Variable(1)(2)
Operating Properties - Arizona                     11% - 12.5%             1999-2001           Monthly(1)(2)(4)
Operating Properties - New Mexico                  11%                     2000                Monthly (2)
Operating Properties - California                  12.5%                   2000                Monthly(2)
Operating Agriculture - California                 12%                     2000                Monthly(2)
Operating Properties - Tucson, Arizona             11.5%                   2000                Monthly(2)
Commercial Land Unimproved - Arizona               12.75-13.5%             1999-2000           Monthly(1)(2)
Commercial Land Unimproved - Arizona               12.875%                 2000                Monthly(2)
Commercial Land Unimproved - Utah                  12.75%                  2001                Monthly(2)
Residential Land Unimproved.-Arizona               12.75%                  2001                Monthly(2)
Residential Land under Development - Arizona       13.5%                   2001                Monthly(2)
Residential Land under Develop-California.         12%                     2001                Monthly(2)
Valuation allowance

==========================================================================================================================



                                                                                                            Principal
                                                                                                            amount of
                                                                                                            loans
                                                                                                            subject
                                                                    Face              Carrying              to delin-
                                                                   amount             amount of             quent
                                                                     of                  mort-              principal
                                                                   mort-                 gages              or
Description                                                         gages                (3)(a)             interest
====================================================================================================================
Mortgages on:
Unimproved  land sales - Arizona,
 (predominately 40-acre parcel sales)                                $7,758              $5,758              $289
Unimproved  land sales  - Colorado                                    1,000               1,000
Residential Land under Development - New Mex                            415                 415
Residential Land under Development - Arizona                            705                 705
Commercial Land under Development - Calif.                              785                 785
Commercial Land under Development - Arizona                             902                 902
Mixed Land Use Unimproved - Arizona                                   1,353               1,353
Operating Properties - Arizona                                        1,461               1,461               483
Operating Properties - New Mexico                                       271                 271
Operating Properties - California                                     3,086               3,086
Operating Agriculture - California                                    1,611               1,611
Operating Properties - Tucson, Arizona                                1,183               1,183
Commercial Land Unimproved - Arizona                                  1,870               1,870
Commercial Land Unimproved - Arizona                                  1,654               1,654
Commercial Land Unimproved - Utah                                     1,161               1,161
Residential Land Unimproved.-Arizona                                  1,814               1,814
Residential Land under Development - Arizona                          1,576               1,576
Residential Land under Develop-California.                            3,517               3,517
Valuation allowance                                                                       (555)
------------------------------------------------------------------------------------------------------------------------------
                                                                    $30,122             $29,567             $772
===============================================================================================================================

(1) The company's participant in these loans has a preferential right to repayment of principal.

(2)      Level payments of interest

(3)      Tax basis is $28,949,000

(4)      Level payments of principal and interest.

(5)      Level payments of principal plus interest on the unpaid balance.


(a) NOTE TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
Years ended December 31,

(In thousands)
                                                               1999            1998        1997
Balance at beginning of period                               $21,757          $15,287     $9,648
Additions during period:
 New mortgage loans                                           30,335           18,793      9,517
 Valuation allowance change                                     (280)              --       (200)
Deduction during period:
 Collections of principal                                    (22,031)         (12,186)    (3,396)
 Forfeitures on   installment contracts                         (214)            (137)      (282)
--------------------------------------------------------------------------------------------------
Balance at close of year                                     $29,567          $21,757    $15,287
==================================================================================================

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning the Company's directors is set forth in the Company's proxy statement for its 2000 annual meeting of shareholders under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

         Information required under this item is contained in the Company's 2000 Proxy Statement, under the heading "Executive Compensation", and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item is contained in the Company's 2000 Proxy Statement, under the heading "Voting Securities, Principal Shareholders, and Management Ownership" and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is contained in the Company's 2000 Proxy Statement, under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

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

      A report on Form 8-K was filed on November 24, 1999 announcing a settlement agreement on a non-routine lawsuit concerning the Sedona Project.

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

Dated: March 24, 2000

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

/s/Stephen E. Renneckar                         /s/Robert R. Hensler
------------------------------                  --------------------
Stephen E. Renneckar                            Robert R. Hensler
Chairman                                        Director


 /s/William A. Pope                             /s/Arnold L. Putterman
---------------------------------               ----------------------
William A. Pope                                 Arnold L. Putterman
Director                                        Director


/s/Ronald E. Strasburger                        /s/Richard A. Wessman
------------------------------                  ---------------------
Ronald E. Strasburger                           Richard A. Wessman
Director                                        Director


/s/R. Randy Stolworthy
------------------------------
R. Randy Stolworthy
Director

Dated:  March 24, 2000

                     EXHIBIT INDEX

      Exhibit
      No.                    Description
      -------                -----------
      Exhibit 21             Subsidiaries of the Company

      Exhibit 23.1           Consent of KPMG LLP

      Exhibit 23.2           Consent of Deloitte & Touche LLP

      Exhibit 27.1           Financial Data Schedule