Form 10-Q
period 2000-03-31
NEW MEXICO & ARIZONA LAND CO
filed 2000-05-12
CIK 71478

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



COMMON STOCK, NO PAR VALUE                         6,885,436
         Class                             Outstanding at May 5, 2000

New Mexico and Arizona Land Company and Subsidiaries              FORM 10-Q


                                                                                     UNAUDITED
CONSOLIDATED BALANCE SHEETS                                                          MARCH 31,         December 31,
(in thousands, except share data)                                                    2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------
Assets
   Properties, net                                                                   $ 44,942         $ 46,324
   Commercial real estate loans, net                                                   30,620           26,773
   Receivables                                                                          6,164            6,237
   Investments in joint ventures                                                        3,634            3,134
   Cash and cash equivalents                                                            5,229            3,661
   Other                                                                                1,054            1,089
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $ 91,643         $ 87,218
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
   Notes payable and lines of credit                                                 $ 23,069         $ 20,983
   Accounts payable and accrued liabilities                                             3,521            2,014
   Deferred income taxes                                                                4,204            4,834
   Deferred revenue                                                                     7,221            6,951
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                   38,015           34,782
-----------------------------------------------------------------------------------------------------------------------------------
Non-controlling  interests                                                                578              560
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued
   Common stock, no par value; 30,000,000 shares authorized; 6,925,636 shares issued; 6,899,336 and 6,925,636 shares outstanding at March 31, 2000
      and December 31, 1999, respectively                                              35,341           35,341
   Treasury stock, at cost, 26,300 and no shares
      at March 31, 2000 and December 31, 1999, respectively                              (144)            --
Retained earnings                                                                      17,853           16,535
-----------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                          53,050           51,876
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $ 91,643         $ 87,218
===================================================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                   FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31,
(in thousands, except per share data)                    2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Property sales                                     $  3,368         $  9,027
  Property rentals                                        876              498
  Commercial real estate lending                        1,469              959
  Investment income                                       129              130
  Other                                                   208              100
-----------------------------------------------------------------------------------------------------------------------------------
                                                        6,050           10,714
-----------------------------------------------------------------------------------------------------------------------------------
Expenses:
  Cost of property sales                                1,850            6,291
  Rental property                                         530              209
  General and administrative                              659            1,238
  Interest                                                623              341
  Depreciation, depletion and amortization                212              128
-----------------------------------------------------------------------------------------------------------------------------------
                                                        3,874            8,207
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Joint Ventures, Non-controlling
   Interests and Income Taxes                           2,176            2,507
Non-controlling interests                                 (18)            (486)
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                              2,158            2,021
Income taxes                                              840              795
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                           $  1,318         $  1,226
====================================================================================================================================
Net income per Share of Common Stock
     Basic                                           $   0.19         $   0.18
     Diluted                                         $   0.19         $   0.18
====================================================================================================================================
Weighted Average Number of Common Shares
     Basic                                              6,912            6,926
     Diluted                                            6,915            6,934
====================================================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31,
(in thousands)                                                        2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                         $  1,318         $  1,226
Non-cash items included above:
   Depreciation, depletion and amortization                             212              128
   Deferred revenue                                                     193            1,526
   Deferred income taxes                                               (630)             909
   Allowance for bad debts                                             --                100
   Non-controlling interests                                             18              486
Net change in:
   Receivables                                                           73           (1,875)
   Properties under development                                        (307)           2,038
   Other properties                                                   1,483            1,985
   Other assets                                                          35                1
   Accounts payable and accrued liabilities                           1,507             (645)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             3,902            5,879
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Additions to properties                                               (6)            (254)
   Contributions to joint ventures                                     (500)            --
   Collections of principal on commercial real estate loans           9,081            1,961
   Additions to commercial real estate loans                        (12,851)          (2,256)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                              (4,276)            (549)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                                10,990              192
   Payments of debt                                                  (8,904)          (5,379)
   Distribution to non-controlling partners                            --               (842)
   Purchase of treasury stock                                          (144)            --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   1,942           (6,029)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  1,568             (699)
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                      3,661            4,669
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $  5,229         $  3,970
===================================================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

New Mexico and Arizona Land Company and Subsidiaries                  FORM 10-Q


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that the accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company's 1999 annual report on Form 10-K.

2. The results of operations for the three months ended March 31, 2000 and 1999, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

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

5. Net income per share computations are based on the weighted average number of shares outstanding for the period. For the three months ended March 31, the weighted average number of shares outstanding were 6,912,000 (basic) and 6,915,000 (diluted) in 2000 and 6,926,000 (basic)
        and 6,934,000 (diluted) in 1999.

6. On January 7, 2000, the Company made a commercial real estate loan to a partnership controlled by a director of the Company. At a meeting of the Board of Directors of the Company, the disinterested Directors evaluated and approved the loan. The amount of this loan was $5,175,000 at an interest rate of 13%. The loan was repaid in full with interest on January 28, 2000.

7. The Company is engaged in three operating segments; Real Estate, Short-term Commercial Real Estate Lending and Other Business. The Short-term Commercial Real Estate Lending segment is primarily conducted through BFC.

       Reconciliation of Segment Information to Consolidated Amounts

                Management evaluates the performance of each segment based on income before income taxes and identifiable assets. Income before income taxes includes allocations of corporate overhead expenses. Identifiable assets include assets employed in the generation of income for each segment.

                The basis of measurement of segment income reported below differs from the measurement used in previous reports. Management previously evaluated segment performance based on income before joint ventures, non-controlling interests and income taxes. Beginning with reports for periods ending on or after March 31, 2000, management now evaluates performance of segments based on income after joint ventures and non-controlling interests, but before income taxes. Prior period amounts have been reclassified for comparative purposes.

             Information for the Company's reportable segments reconciles to the Company's consolidated totals as follows:

REVENUES (UNAUDITED):

                                                    Three months ended
                                                       March 31,
(in thousands)                                    2000           1999
--------------------------------------------------------------------------------
Real Estate                                      $ 3,969        $ 9,718
Short-term Commercial Real Estate Lending          1,893            965
Other                                                188             31
--------------------------------------------------------------------------------
Consolidated total                               $ 6,050        $10,714
================================================================================


INCOME BEFORE INCOME TAXES (UNAUDITED):

                                                  Three months ended
                                                       March 31,
(in thousands)                                     2000          1999
--------------------------------------------------------------------------------
Real Estate                                      $1,391        $1,512
Short-term Commercial Real Estate Lending           593           479
Other                                               174            30
--------------------------------------------------------------------------------
Income before income taxes                       $2,158        $2,021
================================================================================



IDENTIFIABLE ASSETS:


                                               UNAUDITED
                                               MARCH 31,       December 31,
(in thousands)                                   2000             1999
--------------------------------------------------------------------------------
Real Estate                                      $47,670        $46,914
Short-term Commercial Real Estate Lending         43,148         39,489
Other                                                825            815
--------------------------------------------------------------------------------
Consolidated total                               $91,643        $87,218
================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Consolidated discussions represent data of the Company as presented in the Consolidated Statements of Income. Segment discussions represent data as reported by segment in Note 7 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Consolidated

                  For the three months ended March 31, 2000, net income was $1,318,000 ($0.19 per share) compared to $1,226,000 ($0.18 per share) for the same period in 1999. Pre-tax earnings from property sales declined 45% from $2,736,000 in 1999 to $1,518,000 in 2000. The decrease is primarily due to the sale in the 1999 period of two apartment complexes the Company owned in New Mexico and a bulk lot sale of 203 lots made by one of the Albuquerque joint ventures in which the Company owns a 75% interest, as compared to one bulk sale in the first quarter of 2000. Operating income from property rentals increased 20% from $289,000 in 1999 to $346,000 in 2000. The first quarter of 2000 is the first quarter that includes an entire quarter of operating income from all five industrial buildings which the Company owns. The increase in operating income from property rentals is partially offset by an operating loss of approximately $143,000 with respect to real estate owned and operated due to a foreclosure. The operating loss associated with this property is included in the Commercial real estate lending segment.

         General and administrative expense declined 47% from $1,238,000 in 1999 to $659,000 in 2000. Approximately 94% of the decline is due primarily to four items. Approximately $307,000 of the decrease is due to decreased legal expense since the settlement of the Sedona litigation during the last quarter of 1999. Approximately $65,000 of the decrease is due to decreased accounting costs, approximately $75,000 of the decrease is due to a reduction in office space and staff related to the sale of the Company's apartment complexes in New Mexico, and $100,000 of the decrease is due to not recording any additions to the allowance for bad debts in 2000.

        The managed loan portfolio of Bridge Financial Corporation ("BFC"), a wholly-owned subsidiary of the Company, stood at $64.5 million as of March 31, 2000, of which $28.5 million was participated with other lenders and $30.6 million (net of an allowance for bad debts of $.6 million and undisbursed loan proceeds of $1.2 million) was recorded in the Company's books in "Commercial real estate loans, net" and $3.6 million was recorded in "Investments in joint ventures". This compares to a March 31, 1999 managed portfolio of $62.6 million of which $40.7 million was participated and $21.0 million (net of an allowance for bad debts of $.4 million and undisbursed loan proceeds of $.5 million) was recorded in the Company's books in "Commercial real estate loans, net". As of April 30, 2000 the managed portfolio was $66.6 million of which $28.5 million was participated and

$32.7 million (net of an allowance for bad debts of $.6 million and undisbursed loan proceeds of $1.2 million) was recorded in the Company's books in "Commercial real estate loans, net" and $3.6 million was recorded in "Investments in joint ventures".

Real Estate Segment

        Income before income taxes decreased 8% from $1,512,000 in the first quarter of 1999 to $1,391,000 in the first quarter of 2000. The decrease is primarily attributable to a decline in property sales, partially offset by an increase in operating income from property rentals and a decrease in general and administrative expenses. The increase in identifiable assets from $46,914,000 at December 31, 1999 to $47,660,000 at March 31, 2000 is due to an increase in cash, offset by a decrease in assets from the disposition of real estate.

Short-term Commercial Real Estate Lending Segment

        Revenues increased 96% from $965,000 in the first quarter of 1999 to $1,893,000 in the first quarter of 2000. The increase is primarily attributable to increased revenues as a result of a larger loan portfolio, with a reduced principal amount of participated loans in 2000 than in 1999. Income after allocations increased 24% from $479,000 in the first quarter of 1999 to $593,000 in the first quarter of 2000. The increase is due to increased revenues of $928,000, which are offset by an increase of $814,000 in expenses. The increase in expenses is primarily attributable to an increase in expenses incurred from real estate owned and an increase in interest expense. The increase in identifiable assets is primarily attributable to the growth of the loan portfolio.


LIQUIDITY AND CAPITAL RESOURCES

         The real estate lending business requires large amounts of capital to be an effective competitor in the market. In addition, the Company requires cash for working capital.

         The Company expects to generate a substantial amount of cash from the sale of real estate this year. Cash will also be generated from principal repayments on maturing loans in the Company's existing loan portfolio. In addition, the Company now uses and intends to continue to use participants or other joint funding sources on certain real estate loans. Further, the Company has lines of credit with non-bank commercial lenders and a commercial bank from which it can fund loans.

         The Company intends to negotiate additional or expanded lines of credit, as business circumstances require. A principal outcome of the Company's discussions with potential lenders will be to determine how rapidly the Company will be able to grow its commercial real estate lending business. The terms of any new financing arrangement will likely have a material effect upon the Company's margins in its lending business. If the Company is not successful in negotiating such financing, the principal effect will be a slower growth in the Company's lending business, with the pace of growth in the near term being determined at least in significant part by the timing of the Company's sales of existing real estate assets.

         For the three months ended March 31, 2000, the Company's operating activities provided $3,902,000 of net cash flows, its investing activities used $4,276,000 of net cash flows and financing activities provided $1,942,000 of net cash flows.

         As of March 31, 2000, the Company has a $15 million partially secured revolving line of credit from a commercial bank, which can be used for general corporate purposes. The line bears interest at the prime rate and expires July 3, 2000. At March 31, 2000 there was an outstanding balance of $5,925,000. As of April 30, 2000 the line had an outstanding balance of $4,525,000. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of net notes receivable (as defined) to the outstanding loan balance; a specified minimum excess of current assets over current liabilities (as defined); and a specified minimum tangible net worth. At March 31, 2000 the Company was in compliance with these financial covenants.

         From a different commercial bank, one of the Albuquerque joint ventures, in which the Company owns a 75% interest, has a $925,000 loan facility to be utilized for lot development. The loan bears interest at the prime rate plus 1/4%. At March 31, 2000 the loan had an outstanding balance of $586,469. This loan was repaid in full on April 20, 2000. The loan was replaced with two loans, one in the amount of $54,034.53, maturing on July 16, 2001, and another in the amount of $635,872, maturing on July 16, 2000. Each of these loans bears interest at the prime rate plus 1/4%. The loans are in place to fulfill certain regulatory requirements with respect to the development of the property. The Company does not expect the joint venture to draw against these lines. These loans are guaranteed by the Company.

         BFC has a $25,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires August 31, 2000. As amounts are drawn, the line will be secured by certain loan assets of the Company. At March 31, 2000 and April 30, 2000 the line had an outstanding balance of $1,020,000. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth; a specified maximum ratio of debt to tangible net worth; and a specified minimum ratio of liquid assets to tangible net worth. At March 31, 2000 BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

         Additionally, BFC has a revolving $20,000,000 warehouse line of credit with a different large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. As amounts are drawn, the line will be secured by certain loan assets of the Company. The line bears interest at 30-day LIBOR plus 475 basis points and expires October 1, 2001. At March 31, 2000 and April 30, 2000 there was no outstanding balance. This loan contains financial covenants that require BFC to maintain a minimum tangible net worth and a minimum interest coverage ratio. At March 31, 2000 BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

         In addition to bank lines, the Company may seek qualified joint venture partners to finance large real estate development projects or loans to the extent that the Company actually engages in such projects or makes such loans in the future. The use of joint venture partners provides a source of capital, mitigates the Company's risk by sharing it with another party, and gives the Company access to expertise that it might not otherwise have for particular projects.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

       (a)  Exhibits
                Exhibit 27.1, Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.



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

New Mexico and Arizona Land Company


/s/Jerome L. Joseph
-------------------
Controller and Treasurer
(Principal Financial Officer)



/s/R. Randy Stolworthy
----------------------
President and Chief Executive Officer
(Principal Executive Officer)


Date: May 9, 2000
      -----------

                                        EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
--------                         ---------------------------

  27                               Financial Data Schedule