Form 10-Q
period 2000-06-30
NZ CORP
filed 2000-08-14
CIK 71478

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from N/A TO N/A .

                          Commission File Number: 0-497

                                 NZ CORPORATION
             (Exact name of registrant as specified in its charter)

                 ARIZONA                                         43-0433090
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

333 N. 44TH STREET, SUITE 420, PHOENIX, ARIZONA                  85008
    (Address of principal executive offices)                   (Zip Code)

                                  602/952-8836
              (Registrant's telephone number, including area code)

                       New Mexico and Arizona Land Company
                         3033 N. 44th Street, Suite 270
                             Phoenix, Arizona 85018
                     [Registrant's former name and address]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE                                   6,862,136
          Class                                    Outstanding at August 4, 2000

NZ Corporation and Subsidiaries                                        FORM 10-Q

                                                                           UNAUDITED
CONSOLIDATED BALANCE SHEETS                                                 JUNE 30,     December 31,
(in thousands, except share data)                                               2000             1999
Assets
 Properties, net                                                            $ 43,596         $ 46,324
 Commercial real estate loans, net                                            36,059           26,773
 Receivables                                                                   6,088            6,237
 Investments in joint ventures                                                 5,003            3,134
 Cash and cash equivalents                                                     2,545            3,661
 Other                                                                         1,018            1,089
                                                                            --------         --------
Total assets                                                                $ 94,309         $ 87,218
                                                                            --------         --------
Liabilities and Shareholders' Equity
 Notes payable and lines of credit                                          $ 26,198         $ 20,983
 Accounts payable and accrued liabilities                                      2,116            2,014
 Deferred income taxes                                                         4,180            4,834
 Deferred revenue                                                              7,251            6,951
                                                                            --------         --------
 Total liabilities                                                            39,745           34,782
                                                                            --------         --------
Non-controlling  interests                                                       482              560
                                                                            --------         --------
Shareholders' equity:
 Preferred stock, no par value; 10,000,000 shares
  authorized; none issued
 Common stock, no par value; 30,000,000 shares authorized;
  6,925,636 shares issued; 6,867,036 and 6,925,636 shares
  outstanding at June 30, 2000 and December 31, 1999,
  respectively                                                                35,341           35,341
 Treasury stock, at cost, 58,600 and no shares
  at June 30, 2000 and December 31, 1999, respectively                          (312)              --
Retained earnings                                                             19,053           16,535
                                                                            --------         --------
 Total shareholders' equity                                                   54,082           51,876
                                                                            --------         --------
Total liabilities and shareholders' equity                                  $ 94,309         $ 87,218
                                                                            ========         ========

See accompanying Notes to Condensed Consolidated Financial Statements

NZ Corporation and Subsidiaries                                        FORM 10-Q
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three months ended June 30,     Six months ended June 30,
(in thousands, except per share data)                  2000           1999           2000           1999
                                                       ----           ----           ----           ----
Revenue:
 Property sales                                    $  3,268       $  3,599       $  6,636       $ 12,626
 Property rentals                                       837            451          1,713            949
 Commercial real estate lending                       1,407            995          2,876          1,954
 Investment income                                      151            188            280            318
 Other                                                  289             80            497            180
                                                   --------       --------       --------       --------
                                                      5,952          5,313         12,002         16,027
                                                   --------       --------       --------       --------
Expenses:
 Cost of property sales                               1,997          2,100          3,847          8,391
 Property rentals                                       479            329          1,009            538
 General and administrative                             765          1,050          1,424          2,288
 Interest                                               535            334          1,158            675
 Depreciation, depletion and amortization               214            185            426            313
                                                   --------       --------       --------       --------
                                                      3,990          3,998          7,864         12,205
                                                   --------       --------       --------       --------
Income Before Joint Ventures, Non-controlling
 Interests and Income Taxes                           1,962          1,315          4,138          3,822
Non-controlling interests                                (4)           (44)           (22)          (530)
                                                   --------       --------       --------       --------
Income Before Income Taxes                            1,958          1,271          4,116          3,292
Income taxes                                            758            508          1,598          1,303
                                                   --------       --------       --------       --------
Net Income                                         $  1,200       $    763       $  2,518       $  1,989
                                                   ========       ========       ========       ========
Net income per Share of Common Stock
  Basic                                            $   0.17       $   0.11       $   0.36       $   0.29
  Diluted                                          $   0.17       $   0.11       $   0.36       $   0.29
                                                   ========       ========       ========       ========
Weighted Average Number of Common Shares
  Basic                                               6,884          6,926          6,898          6,926
  Diluted                                             6,898          6,926          6,899          6,926
                                                   ========       ========       ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries                                        FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30,

(in thousands)                                                     2000           1999
                                                                   ----           ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                     $  2,518       $  1,989
Non-cash items included above:
 Depreciation, depletion and amortization                           426            313
 Deferred revenue                                                   (24)           426
 Deferred income taxes                                             (654)           492
 Allowance for bad debts                                            100            100
 Non-controlling interests                                           22            530
Net change in:
 Receivables                                                        149           (729)
 Properties under development                                       768          2,137
 Other properties                                                 1,699           (685)
 Other assets                                                        71            (56)
 Accounts payable and accrued liabilities                           102           (126)
                                                               --------       --------
Net cash provided by operating activities                         5,177          4,391
                                                               --------       --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Additions to properties                                           (164)        (8,670)
 Contributions to joint ventures                                 (1,869)            --
 Collections of principal on commercial real estate loans        10,417          5,663
 Additions to commercial real estate loans                      (19,480)        (5,944)
                                                               --------       --------
Net cash (used in) investing activities                         (11,096)        (8,951)
                                                               --------       --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Proceeds from debt                                              18,227         13,226
 Payments of debt                                               (13,012)        (9,100)
 Distribution to non-controlling interests                         (100)          (930)
 Purchase of treasury stock                                        (312)            --
                                                               --------       --------
Net cash provided by (used in) financing activities               4,803          3,196
                                                               --------       --------
Net increase (decrease) in cash and cash equivalents             (1,116)        (1,364)
                                                               --------       --------
Cash and cash equivalents at beginning of period                  3,661          4,669
                                                               --------       --------
Cash and cash equivalents at end of period                     $  2,545       $  3,305
                                                               ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries                                        FORM 10-Q


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

2. The results of operations for the six months ended June 30, 2000 and 1999, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

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

5. Net income per share computations are based on the weighted average number of shares outstanding for the period. For the six months ended June 30, the weighted average number of shares outstanding were 6,898,000 (basic) and 6,899,000 (diluted) in 2000 and 6,926,000 basic and diluted in 1999. For the three months ended June 30, the weighted average number of shares outstanding were 6,884,000 (basic) and 6,898,000 (diluted) in 2000 and 6,926,000 basic and diluted in 1999.

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

          Information for the Company's reportable segments reconciles to the Company's consolidated totals as follows:

       REVENUES (UNAUDITED):

                                                     Three Months Ended June 30,   Six months ended June 30,
       (in thousands)                                    2000          1999            2000        1999
                                                         ----          ----            ----        ----
       Real Estate                                      $4,156        $4,203          $8,125     $13,921
       Short-term Commercial Real Estate Lending         1,719         1,083           3,612       2,048
       Other                                                77            27             265          58
                                                       -------       -------         -------     -------
       Consolidated total                               $5,952        $5,313         $12,002     $16,027
                                                       =======       =======         =======     =======

       INCOME AFTER ALLOCATIONS (UNAUDITED):

                                                     Three Months Ended June 30,   Six months ended June 30,
       (in thousands)                                    2000          1999            2000        1999
                                                         ----          ----            ----        ----
       Real Estate                                      $1,512          $758          $2,903      $2,270
       Short-term Commercial Real Estate Lending           378           488             971         967
       Other                                                68            25             242          55
                                                       -------       -------         -------     -------
       Income before income taxes                       $1,958        $1,271          $4,116      $3,292
                                                       =======       =======         =======     =======

       IDENTIFIABLE ASSETS:

                                                      UNAUDITED
                                                       JUNE 30,    December 31,
       (in thousands)                                   2000           1999
                                                        ----           ----
       Real Estate                                    $43,946        $46,914
       Short-term Commercial Real Estate Lending       49,528         39,489
       Other                                              835            815
                                                      -------        -------
       Consolidated total                             $94,309        $87,218
                                                      =======        =======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     On June 20, 2000, New Mexico & Arizona Land Company changed its name to NZ Corporation. The name change was effected following approval of the Company's shareholders at the Company's annual meeting held on June 9, 2000.

RESULTS OF OPERATIONS

     Consolidated discussions represent data of the Company as presented in the Consolidated Statements of Income. Segment discussions represent data as reported by segment in Note 6 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Consolidated

     Revenues decreased 25% from $16,027,000 to $12,002,000 for the six-month period ended June 30, 2000 as compared to the same period in 1999 and increased 12% from $5,313,000 to $5,952,000 for the three-month period ended June 30, 2000 as compared to the same period in 1999. The increase for the second quarter 2000 is primarily attributable to increased revenue from commercial real estate lending due to a larger loan portfolio and increased revenue from property rentals due to revenue from five industrial buildings in the second quarter of 2000 compared to revenue from four industrial buildings, two of which were included for only part of the quarter in the second quarter of 1999. The decrease for the six-month period is primarily due to a lower volume of property sales in 2000 than in 1999. The decrease in property sales for the six-month period is partially offset by increased revenues from commercial real estate lending due to a larger loan portfolio and increased revenues from property rentals due to revenue from five industrial buildings in 2000 as compared to four industrial buildings in 1999.

     For the six months ended June 30, 2000, net income was $2,518,000 ($0.36 per share) compared to $1,989,000 ($0.29 per share) for the same period in 1999. For the three months ended June 30, 2000, net income was $1,200,000 ($0.17 per share) compared to $763,000 ($0.11 per share) for the same period in 1999. Pre-tax earnings from property sales declined 34% from $4,235,000 to $2,789,000 for the six-month period ended June 30, 1999 as compared to the same period in 2000. The decrease is primarily due to the sale in the 1999 period of two apartment complexes the Company owned in New Mexico, a bulk lot sale of 203 lots made by one of the Albuquerque joint ventures in which the Company owns a 75% interest, and two bulk land sales. These sales are compared to three bulk land sales in 2000. Pre-tax earnings from property sales declined 15% from $1,499,000 to $1,271,000 for the three-month period ended June 30, 1999 as compared to the same period in 2000. The decrease is primarily due to lower aggregate sales prices and profit margins in 2000 than in 1999 and recognition of deferred revenue in the second quarter of 1999 from property previously sold by the Company, with no corresponding recognition of deferred revenue in 2000.

     Operating income from property rentals increased 71% from $411,000 to $704,000 for the six-month period ended June 30, 2000 as compared to the same period in 1999 and increased 193% from $122,000 to $358,000 for the three-month period ended June 30, 2000 as compared to the same period in 1999. The six-month period ended June 30, 2000 includes operating income from five industrial buildings at a higher occupancy as compared to operating income from four industrial buildings at a lower occupancy rate in 1999. Additionally, operating income from the industrial buildings for the same period is partially offset by an operating loss of approximately $286,000 and $122,000 in 2000 and 1999 respectively with respect to real estate owned and operated due to a foreclosure. The operating loss associated with this property is included in the Commercial real estate lending segment. The second quarter of 2000 includes operating income from all five industrial buildings, compared to the second quarter of 1999, which included operating income from four industrial buildings, two of which were included for only part of the quarter.

     General and administrative expense declined by $864,000 or 38%, from $2,288,000 to $1,424,000 for the six-month period ended June 30, 1999 as compared to the same period in 2000 and by $285,000 or 27%, from $1,050,000 to $765,000 for the three-month period ended June 30, 1999 as compared to the same period in 2000. Approximately 97% of the decline for the six-month period is due primarily to four items. Approximately $535,000 of the decrease is due to decreased legal expense since the settlement of the Sedona litigation during the last quarter of 1999. Approximately $175,000 of the decrease is due to decreased accounting costs, approximately $65,000 of the decrease is due to a reduction in staff related to the sale of the Company's apartment complexes in New Mexico, and approximately $65,000 of the decrease is due to decreased consulting fees. The decline for the three-month period is due primarily to decreased legal expense of approximately $200,000 and decreased accounting fees of approximately $100,000. These are partially offset by an increase in the loan loss reserve of $100,000 for 2000 with no similar increase in 1999.

     The managed loan portfolio of Bridge Financial Corporation ("BFC"), a wholly-owned subsidiary of the Company, stood at $72.1 million as of June 30, 2000, of which $29.3 million was participated with other lenders and $36.0 million (net of an allowance for bad debts of $.7 million and undisbursed loan proceeds of $1.1 million) was recorded in the Company's financial statements in "Commercial real estate loans, net" and $5.0 million was recorded in "Investments in joint ventures". This compares to a June 30, 1999 managed portfolio of $58.2 million of which $36.2 million was participated with other lenders and $21.3 million (net of an allowance for bad debts of $.4 million and undisbursed loan proceeds of $.3 million) was recorded in the Company's financial statements in "Commercial real estate loans, net". As of July 31, 2000 the managed portfolio was $72.2 million of which $29.5 million was participated and $35.9 million (net of an allowance for bad debts of $.7 million and undisbursed loan proceeds of $1.1 million) was recorded in the

Company's financial statements in "Commercial real estate loans, net" and $5.0 million was recorded in "Investments in joint ventures".

Real Estate Segment

     Revenues decreased 42% from $13,921,000 to $8,125,000 for the six-month period ended June 30, 2000 as compared to the same period in 1999 and decreased slightly from $4,203,000 to $4,156,000 for the three-month period ended June 30, 2000 as compared to the same period in 1999. The decrease for each period is primarily due to lower volume for property sales in 2000 than in 1999, partially offset by increased revenues from property rentals in 2000 compared to 1999.

     Income before income taxes increased from $2,270,000 to $2,903,000 for the six-month period ended June 30, 2000 as compared to the same period in 1999 and increased 99% from $758,000 to $1,512,000 for the three-month period ended June 30, 2000 as compared to the same period in 1999. The increase for the second quarter 2000 is primarily attributable to an increase in operating income from property rentals and a decrease in general and administrative expenses related to decreased legal expenses and an increase in interest expense allocation to the lending segment, partially offset by a decline in property sales. The increase for the six-month period is primarily due to an increase in operating income from property rentals and a decrease in general and administrative expenses related to a significant increase in interest expense allocation to the lending segment. The decrease in identifiable assets from $46,914,000 at December 31, 1999 to $43,946,000 at June 30, 2000 is primarily due to the disposition of real estate during the period.

Short-term Commercial Real Estate Lending Segment

     Revenues increased 76% from $2,048,000 for the six-month period ended June 30, 1999 to $3,612,000 in the same period for 2000. The increase is primarily attributable to increased revenues as a result of a larger loan portfolio, with a reduced principal amount of participated loans in 2000 than in 1999, increased revenues related to real estate owned and operated and lot sales. Income before income taxes increased slightly from $967,000 in the six-month period ended June 30, 1999 to $971,000 in the same period in 2000. The modest increase in income before income taxes is attributable to the increased revenues being offset by higher expenses for three items: approximately 18% of the increased expenses are related to increased cost of sales from lot sales; approximately 32% is due to increased operating expenses for real estate owned and operated; and approximately 48% is due to increased interest expense.

     Revenues increased 59% from $1,083,000 for the three-month period ended June 30, 1999 to $1,719,000 in the same period in 2000. The increase is primarily attributable to increased revenues as a result of a larger loan portfolio and revenues for three months in 2000 from real estate owned and operated as compared to one month in 1999. Income before income taxes decreased 23% from $488,000 for the three-month period ended June 30, 1999 to $378,000 in the same period for 2000. The decrease is primarily attributable to an increase in expenses incurred from real estate owned and an increase in interest expense. The increase in identifiable assets from $39,489,000 at December 31, 1999 to $49,528,000 at June 30, 2000 is
primarily attributable to the growth of the loan portfolio.


LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to continue to generate cash from the sale of real estate this year. Cash will also be generated from principal repayments on maturing loans in the Company's existing loan portfolio. In addition, the Company uses and intends to continue to use participants or other joint funding sources in connection with funding certain real estate loans. Further, the Company has lines of credit with non-bank commercial lenders and a commercial bank from which it can fund loans.

     The Company intends to negotiate additional or modified lines of credit, as business circumstances require. The Company's goal in these negotiations will be to enhance the effectiveness and cost of available capital. A principal outcome of the Company's discussions with potential lenders will be to determine how rapidly the Company will be able to grow its commercial real estate lending business. The terms of any new financing arrangement will likely have a material effect upon the Company's margins in its lending business and on the size of the managed loan portfolio. If the Company is not successful in negotiating such financing, the principal effect will be a slower growth in the Company's lending business, with the pace of growth in the near term being determined at least in significant part by the timing of the Company's sales of existing real estate assets.

     For the six months ended June 30, 2000, the Company's operating activities provided $5,177,000 of net cash flows, its investing activities used $11,096,000 of net cash flows and financing activities provided $4,803,000 of net cash flows.

     As of June 30, 2000, the Company has a $15 million partially secured revolving line of credit from a commercial bank, which can be used for general corporate purposes. The line bears interest at the prime rate and expires November 8, 2000. At June 30, 2000 there was an outstanding balance of $9,225,000. As of July 31, 2000 the line had an outstanding balance of $7,225,000. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of net notes receivable (as defined) to the outstanding loan balance; a specified minimum excess of current assets over current liabilities (as defined); and a specified minimum tangible net worth. At June 30, 2000 the Company was in compliance with these financial covenants.

     From a different commercial bank, one of the Albuquerque joint ventures in which the Company owns a 75% interest has two loan facilities. One facility in the amount of $54,034 matures on July 16, 2001, and another in the amount of $635,872 matured on July 16, 2000 and will not be renewed. These loans bear interest at the prime rate plus 1/4%. At June 30, 2000 these loans had no outstanding balance. The loans are to fulfill certain regulatory requirements with respect to the development of the property. The Company does not expect the joint venture to draw against the remaining line. These loans are guaranteed by the Company.

     BFC has a $25,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires August 31, 2000. As amounts are drawn, the line will be secured by certain loan assets of the Company. At June 30, 2000 the line had an outstanding balance of $1,657,500. As of July 31, 2000 the line had an outstanding balance of $2,735,500. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth; a specified maximum ratio of debt to tangible net worth; and a specified minimum ratio of liquid assets to tangible net worth. At June 30, 2000 BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company. The Company is in discussions with the lender concerning the renewal of this line of credit.

     Additionally, BFC has a revolving $20,000,000 warehouse line of credit with a different large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. As amounts are drawn, the line will be secured by certain loan assets of the Company. The line bears interest at 30-day LIBOR plus 475 basis points and expires October 1, 2001. At June 30, 2000 and July 31, 2000 there was no outstanding balance. This loan contains financial covenants that require BFC to maintain a minimum tangible net worth and a minimum interest coverage ratio. At June 30, 2000 BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

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

     The Company's Board of Directors approved a stock buy-back program in September 1999. The buy-back program authorizes the repurchase of up to 500,000 shares of the Company's common stock in the open market over the 12-month period ending September 30, 2000. The Company repurchased 32,300 shares for $168,793 for the three-month period ended June 30, 2000 and 58,600 shares for $312,370 for the six-month period ended June 30, 2000. No shares were repurchased in 1999.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     At the annual meeting of shareholders, held June 9, 2000 in Phoenix, Arizona the shareholders voted to approve amending the Articles of Incorporation of the Registrant to change the name of the Registrant from New Mexico and Arizona Land Company to NZ Corporation. The tabulation of the vote is:

                  Votes for:          6,278,030
                  Votes against:         85,575
                  Abstain:               37,921
                  Broker non-votes:           0

     Also, at the annual meeting, the shareholders elected the four directors who are standing for re-election. The tabulation of the vote is:

                          Mr. Putterman      Mr. Renneckar      Mr. Stolworthy      Mr. Wessman
                          -------------      -------------      --------------      -----------
     Votes for:               6,389,821          6,389,770           6,389,244        6,389,821
     Votes withheld:             11,705             11,756              12,282           11,705
     Abstain:                         0                  0                   0                0

Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits
               Exhibit 3.1, Articles of Incorporation, as amended through June 20, 2000

               Exhibit 27.1, Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NZ Corporation


/s/Jerome L. Joseph
-------------------
Controller and Treasurer
(Principal Financial Officer)

/s/R. Randy Stolworthy
----------------------
President and Chief Executive Officer
(Principal Executive Officer)


Date: August 10, 2000
      ---------------

                                Exhibit Index

               Exhibit 3.1, Articles of Incorporation, as amended through June
                            20, 2000

               Exhibit 27.1, Financial Data Schedule