Form 10-Q
period 2000-09-30
NZ CORP
filed 2000-11-14
CIK 71478

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.

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
                     [Registrant's former name and address]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK, NO PAR VALUE                 6,842,736
              Class                     Outstanding at November 4, 2000

NZ Corporation and Subsidiaries                                       FORM 10-Q

                                                                                    (UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEETS                                               SEPTEMBER 30,    December 31,
(in thousands, except share data)                                                      2000             1999
-----------------------------------------------------------------------------------------------------------------
Assets
   Properties, net                                                                     $43,287         $46,324
   Commercial real estate loans, net                                                    33,792          26,773
   Receivables                                                                           5,970           6,237
   Investments in joint ventures                                                         6,628           3,134
   Cash and cash equivalents                                                             2,646           3,661
   Other                                                                                 1,123           1,089
                                                                                       -------         -------
Total assets                                                                           $93,446         $87,218
                                                                                       -------         -------
Liabilities and Shareholders' Equity
   Notes payable and lines of credit                                                   $25,109         $20,983
   Accounts payable and accrued liabilities                                              2,063           2,014
   Deferred income taxes                                                                 3,679           4,834
   Deferred revenue                                                                      7,530           6,951
                                                                                       -------         -------
   Total
liabilities                                                                             38,381          34,782
                                                                                       -------         -------
Non-controlling  interests                                                                 143             560
                                                                                       -------         -------
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized; none issued
   Common stock, no par value; 30,000,000 shares authorized; 6,925,636 shares issued; 6,851,136 and 6,925,636 shares outstanding at September 30, 2000
      and December 31, 1999, respectively                                               35,341          35,341
   Treasury stock, at cost, 74,500 and no shares
      at September 30, 2000 and December 31, 1999,
      respectively                                                                        (388)             --
Retained earnings                                                                       19,969          16,535
                                                                                       -------         -------
   Total shareholders' equity                                                           54,922          51,876
                                                                                       -------         -------
Total liabilities and shareholders' equity                                             $93,446         $87,218
                                                                                       =======         =======

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries                                      FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three months ended                  Nine months ended
                                                                September 30,                      September 30,
 (in thousands, except per share data)                    2000              1999              2000              1999
--------------------------------------------------------------------------------------------------------------------
Revenue:
   Property sales                                     $  1,678          $  6,713          $  8,314          $ 19,339
   Property rentals                                        836               640             2,549             1,589
   Commercial real estate lending                        1,452             1,321             4,328             3,275
   Investment income                                       128               133               408               451
   Other                                                   112               107               609               287
                                                      --------          --------          --------          --------
                                                         4,206             8,914            16,208            24,941
                                                      --------          --------          --------          --------
Expenses:
   Cost of property sales                                  439             4,588             4,286            12,979
   Property rentals                                        474               510             1,483             1,048
   General and administrative                              597               903             2,021             3,191
   Interest                                                700               414             1,858             1,089
   Depreciation, depletion and amortization                214               137               640               450
                                                      --------          --------          --------          --------
                                                         2,424             6,552            10,288            18,757
                                                      --------          --------          --------          --------
Income Before Joint Ventures, Non-controlling
  Interests and Income Taxes                             1,782             2,362             5,920             6,184
Equity in losses from joint ventures                       (17)             --                 (17)             --
Non-controlling interests                                  (10)              (13)              (32)             (543)
                                                      --------          --------          --------          --------
Income Before Income Taxes                               1,755             2,349             5,871             5,641
Income taxes                                               839               931             2,437             2,234
                                                      --------          --------          --------          --------
Net Income                                            $    916          $  1,418          $  3,434          $  3,407
                                                      --------          --------          --------          --------
Net income per Share of Common Stock
      Basic                                           $   0.13          $   0.20          $   0.49          $   0.49
      Diluted                                         $   0.13          $   0.20          $   0.49          $   0.49
                                                      --------          --------          --------          --------
Weighted Average Number of Common Shares
      Basic                                              6,860             6,926             6,885             6,926
      Diluted                                            6,860             6,926             6,899             6,926
                                                      ========          ========          ========          ========

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries                                       FORM 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30,
(in thousands)                                                          2000              1999
----------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                          $  3,434          $  3,407
Non-cash items included above:
   Depreciation, depletion and amortization                              640               450
   Deferred revenue                                                      175             1,025
   Deferred income taxes                                              (1,155)            1,094
   Allowance for bad debts                                               100               250
   Equity in losses from joint ventures                                   17              --
   Non-controlling interests                                              32               543
Net change in:
   Receivables                                                           267            (1,117)
   Properties under development                                          911             1,961
   Other properties                                                    1,712             3,150
   Other assets                                                          (34)             (292)
   Accounts payable and accrued liabilities                              214              (628)
Increase (decrease) in interest and income taxes payable                (164)              773
                                                                    --------          --------
Net cash provided by operating activities                              6,149            10,616
                                                                    --------          --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Additions to properties                                              (226)          (14,145)
   Contributions to joint ventures                                    (3,011)             --
   Collections of principal on commercial real estate loans           14,356             9,176
   Additions to commercial real estate loans                         (21,572)          (17,659)
                                                                    --------          --------
Net cash (used in) investing activities                              (10,453)          (22,628)
                                                                    --------          --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from debt                                                 22,507            29,622
   Payments of debt                                                  (18,381)          (19,711)
   Distribution to non-controlling interests                            (449)             (999)
   Purchase of treasury stock                                           (388)             --
                                                                    --------          --------
Net cash provided by financing activities                              3,289             8,912
                                                                    --------          --------
Net increase (decrease) in cash and cash equivalents                  (1,015)           (3,100)
                                                                    --------          --------
Cash and cash equivalents at beginning of period                       3,661             4,669
                                                                    --------          --------
Cash and cash equivalents at end of period                          $  2,646          $  1,569
                                                                    ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
  Interest (net of amount capitalized)                              $  1,817          $  1,391
  Income taxes                                                         3,486             2,106
                                                                    --------          --------
Supplemental disclosure of non-cash investing activities.
Conversion of real estate loan to investment in joint venture       $    500
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

2. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3. The Company's consolidated financial statements include those of its wholly-owned subsidiaries, Bridge Financial Corporation ("BFC"), NZ Properties, Inc., NZ Development Corporation, NZU, Inc. and Great Vacations International, Inc., together with majority owned partnerships.

4. Certain prior period amounts have been reclassified for comparative purposes.

5. Net income per share computations are based on the weighted average number of shares outstanding for the period. For the nine months ended September 30, the weighted average number of shares outstanding were 6,885,000 (basic) and 6,899,000 (diluted) in 2000 and 6,926,000 basic and diluted in 1999. For the three months ended September 30, the weighted average number of shares outstanding were 6,860,000 basic and diluted in 2000 and 6,926,000 basic and diluted in 1999.

6.      New Accounting Standards

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 138, cannot be applied retroactively and will be adopted as required January 1, 2001. The Company has completed an initial evaluation of the adoption of SFAS No. 133. The Company does not use derivative investments for hedging or other purposes. Certain contracts to which the Company is a party may have embedded derivative instruments within the meaning of SFAS No. 133. The Company believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

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

                The basis of measurement of segment income reported below differs from the measurement used in prior years' reports. Management previously evaluated segment performance based on income before joint ventures, non-controlling interests and income taxes. Beginning with reports for periods ending on or after March 31, 2000, management now evaluates performance of segments based on income after joint ventures and non-controlling interests, but before income taxes. Prior period amounts have been reclassified for comparative purposes.

             Information for the Company's reportable segments reconciles to the Company's consolidated totals as follows:

       REVENUES (UNAUDITED):

                                                              Three Months Ended              Nine Months Ended
                                                                  September 30,                 September 30,
         (in thousands)                                      2000            1999          2000            1999
         ---------------------------------------------------------------------------------------------------------
         Real Estate                                       $ 2,293         $ 7,298         $10,418         $21,219
         Short-term Commercial Real Estate Lending           1,827           1,576           5,439           3,624
         Other                                                  86              40             351              98
                                                           -------         -------         -------         -------
         Consolidated total                                $ 4,206         $ 8,914         $16,208         $24,941
                                                           =======         =======         =======         =======

       INCOME AFTER ALLOCATIONS (UNAUDITED):

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                 September 30,
         (in thousands)                                      2000           1999           2000           1999
--------------------------------------------------------------------------------------------------------------
         Real Estate                                       $1,157         $1,676         $4,060         $3,946
         Short-term Commercial Real Estate Lending            521            637          1,492          1,604
         Other                                                 77             36            319             91
                                                           ------         ------         ------         ------
         Income before income taxes                        $1,755         $2,349         $5,871         $5,641
                                                           ======         ======         ======         ======

       IDENTIFIABLE ASSETS:

                                                          UNAUDITED
                                                         SEPTEMBER 30,   December 31,
         (in thousands)                                       2000            1999
         ----------------------------------------------------------------------------
         Real Estate                                       $43,043         $46,914
         Short-term Commercial Real Estate Lending          49,609          39,489
         Other                                                 794             815
                                                           -------         -------
         Consolidated total                                $93,446         $87,218
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

RESULTS OF OPERATIONS

        Consolidated discussions represent data of the Company as presented in the Condensed Consolidated Statements of Income. Segment discussions represent data as reported by segment in Note 7 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Consolidated

        Revenues decreased 35% from $24,941,000 to $16,208,000 for the nine-month period ended September 30, 2000 as compared to the same period in 1999 and decreased 53% from $8,914,000 to $4,206,000 for the three-month period ended September 30, 2000 as compared to the same period in 1999. The decrease for the third quarter 2000 is primarily due to a lower volume and different mix of property sales in 2000 than in 1999, partially offset by an increase in revenue from property rentals due to a higher occupancy rate. The decrease for the nine-month period is primarily due to a lower volume and different mix of property sales in 2000 than in 1999. The decrease in property sales for the nine-month period is partially offset by increased revenues from commercial real estate lending due to a larger loan portfolio, increased revenues from property rentals due to a higher occupancy rate in 2000 than in 1999, and increased other income due to the sale of mineral rights in 2000 with no corresponding sale in 1999.

                  For the nine months ended September 30, 2000, net income was $3,434,000 ($0.49 per share) compared to $3,407,000 ($0.49 per share) for the same period in 1999. For the three months ended September 30, 2000, net income was $916,000 ($0.13 per share) compared to $1,418,000 ($0.20 per share) for the same period in 1999. Pre-tax earnings from property sales declined 37% from $6,360,000 to $4,028,000 for the nine-month period ended September 30, 2000 as compared to the same period in 1999. The decrease is primarily due to the sale in the 1999 period of three apartment complexes the Company owned in New Mexico, a bulk lot sale of 203 lots made by one of the Albuquerque joint ventures in which the Company owns a 75% interest, and three bulk land sales. These sales are compared to three bulk land sales in 2000 and a bulk lot sale of 38 lots by the Albuquerque joint venture. The gross margin on pre-tax earnings from property sales increased significantly in the three-month period ended September 30, 2000 as compared to the same period in 1999. The increase is due to an $825,000 change in accounting estimate of total costs of the Seven Bar project, which develops and sells residential lots in Albuquerque, New Mexico. Pre-tax earnings from property sales declined 42% from $2,125,000 to $1,239,000 for the three-month period ended September 30, 2000 as compared to the same period in 1999. The decrease is primarily due to the recognition of deferred profit from the prior sale of an apartment complex and one bulk land sale in 1999, with no comparable revenues in 2000.

           Operating income from property rentals increased 97% from $541,000 to $1,066,000 for the nine-month period ended September 30, 2000 as compared to the same period in 1999 and increased 178% from $130,000 to $362,000 for the three-month period ended September 30, 2000 as compared to the same period in 1999. The nine-month period ended September 30, 2000 includes operating income from five industrial buildings at a higher occupancy rate for the entire period as compared to a lower occupancy rate with three buildings included for only part of the period in 1999. Additionally, operating income from the industrial buildings for the same period is partially offset by an operating loss of approximately $410,000 and $240,000 in 2000 and 1999 respectively with respect to real estate owned and operated due to a foreclosure. The operating loss associated with this property is included in the Commercial real estate lending segment. The third quarter of 2000 includes operating income from five industrial buildings at a higher occupancy rate than in 1999. Also, one building was included for only part of the quarter for the third quarter of 1999.

         General and administrative expense declined by $1,170,000 or 37%, from $3,191,000 to $2,021,000 for the nine-month period ended September 30, 2000 as compared to the same period in 1999 and by $306,000 or 34%, from $903,000 to $597,000 for the three-month period ended September 30, 2000 as compared to the same period in 1999. Approximately 95% of the decline for the nine-month period is due primarily to four items. Approximately $590,000 of the decrease is due to decreased legal expense since the settlement of the Sedona litigation during the fourth quarter of 1999. Approximately $160,000 of the decrease is due to decreased accounting costs, approximately $215,000 of the decrease is due to a reduction in staff costs primarily related to the sale of the Company's apartment complexes in New Mexico, and approximately $150,000 of the decrease is due to a greater increase in the allowance for bad debts in 1999 than in 2000. The decline for the three-month period is due primarily to decreased legal expense of approximately $140,000, a reduction in staff costs of approximately $80,000, and an increase in the allowance for bad debts of $150,000 for 1999 with no similar increase in 2000.

        The managed loan portfolio of Bridge Financial Corporation ("BFC"), a wholly-owned subsidiary of the Company, stood at $49.1 million as of September 30, 2000, of which $11.4 million was participated with other lenders and $33.8 million (net of an allowance for bad debts of $.7 million and undisbursed loan proceeds of $.9 million) was recorded in the Company's financial statements in "Commercial real estate loans, net" and $2.3 million was recorded in "Investments in joint ventures". This compares to a September 30, 1999 managed portfolio of $62.7 million of which $28.1 million was participated with other lenders and $33.9 million (net of an allowance for bad debts of $.5 million and undisbursed loan proceeds of $.2 million) was recorded in the Company's financial statements in "Commercial real estate loans, net". As of October 31, 2000 the managed portfolio was $48.8 million of which $12.0 million was participated and $32.9 million (net of an allowance for bad debts of $.7 million and undisbursed loan proceeds of $.9 million) was recorded in the Company's financial statements in "Commercial real estate loans, net" and $2.3 million was recorded in "Investments in joint ventures".

        The decrease in the managed portfolio is primarily due to two items. In the third quarter of 2000, the Company completed a foreclosure on a hotel property located in Peoria, Arizona, which was collateral for one of the Company's loans. The Company had a participant in the loan. The participant is now a co-owner of the hotel with the Company, in the same proportion as in the loan participation. The Company's portion of the asset is recorded in investments in joint ventures but is not included in the managed portfolio. Additionally, the Company acquired certain land located in Arizona from a borrower. The acquisition was paid for by the extinguishment of indebtedness and cash. The Company had a participant in the loan. The participant is now a co-owner of the land with the Company, in the same proportion as in the loan participation. The Company's portion of the asset continues to be recorded in investments in joint ventures as it was prior to the acquisition, but is not included in the managed portfolio.

Real Estate Segment

        Segment performance is based on income before income taxes and identifiable assets. Income before income taxes includes allocations of corporate overhead expenses. Identifiable assets include assets employed in the generation of income for each segment.

        Revenues decreased 51% from $21,219,000 to $10,418,000 for the nine-month period ended September 30, 2000 as compared to the same period in 1999 and decreased 69% from $7,298,000 to $2,293,000 for the three-month period ended September 30, 2000 as compared to the same period in 1999. The decrease for each period is primarily due to a lower volume and different mix of property sales in 2000 than in 1999, partially offset by increased revenues from property rentals in 2000 as compared to 1999.

        Income before income taxes increased slightly from $3,946,000 to $4,060,000 for the nine-month period ended September 30, 2000 as compared to the same period in 1999 and decreased 31% from $1,676,000 to $1,157,000 for the three-month period ended September 30, 2000 as compared to the same period in 1999. The decrease for the third quarter 2000 is primarily attributable to a decrease in property sales, partially offset by an increase in operating income from property rentals and a decrease in general and administrative expenses. The increase for the nine-month period is primarily due to an increase in operating income from property rentals and a decrease in general and administrative expenses related to decreased legal expenses and a significant increase in interest expense allocation to the lending segment, partially offset by a decrease in property sales. The decrease in identifiable assets from $46,914,000 at December 31, 1999 to $43,043,000 at September 30, 2000 is primarily due to the disposition of real estate during the period.

Short-term Commercial Real Estate Lending Segment

        Revenues increased 50% from $3,624,000 for the nine-month period ended September 30, 1999 to $5,439,000 in the same period for 2000. The increase is primarily attributable to increased revenues as a result of a larger loan portfolio, with a reduced principal amount of participated loans in 2000 than in 1999, increased revenues related to real estate owned and operated, and lot sales. Income before income taxes decreased slightly from $1,604,000 in the nine-month period ended September 30, 1999 to $1,492,000 in the same period in 2000. The decrease in income before income taxes is primarily attributable to the increased revenues being offset by higher expenses for three items: approximately 16% of the increased expenses are related to increased cost of sales from lot sales; approximately 24% is due to increased operating expenses for real estate owned and operated; and approximately 62% is due to increased interest expense.

        Revenues increased 16% from $1,576,000 for the three-month period ended September 30, 1999 to $1,827,000 in the same period in 2000. The increase is primarily attributable to increased revenues related to real estate owned lot sales. Income before income taxes decreased 18% from $637,000 for the three-month period ended September 30, 1999 to $521,000 in the same period for 2000. The decrease is primarily attributable to an increase in expenses incurred from real estate owned and an increase in interest expense. The increase in identifiable assets from $39,489,000 at December 31, 1999 to $49,609,000 at September 30, 2000 is primarily attributable to the growth of the loan portfolio.


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

         The Company intends to negotiate additional or modified lines of credit, as business circumstances require. The Company's goal in these negotiations will be to enhance the effectiveness and cost of available capital and to provide lines of credit of a size appropriate for the Company's expected needs. A principal outcome of the Company's discussions with potential lenders will be to determine how rapidly the Company will be able to grow its commercial real estate lending business. The terms of any new or changed financing arrangement will likely have a material effect upon the Company's margins in its lending business and on the size of the managed loan portfolio. If the Company is not successful in negotiating such financing, the principal effect will be a slower growth in the Company's lending business, with the pace of growth in the near term being determined at least in significant part by the timing of the Company's sales of existing real estate assets.

         For the nine months ended September 30, 2000, the Company's operating activities provided $6,132,000 of net cash flows, its investing activities used $10,436,000 of net cash flows and financing activities provided $3,289,000 of net cash flows.

         As of September 30, 2000, the Company has a $15 million partially secured revolving line of credit from a commercial bank, which can be used for general corporate purposes. The line bears interest at the prime rate and expires December 14, 2000. At September 30, 2000 there was an outstanding balance of $7,125,000. As of October 31, 2000 the line had an outstanding balance of $5,175,000. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of net notes receivable (as defined) to the outstanding loan balance; a specified minimum excess of current assets over current liabilities (as defined); and a specified minimum tangible net worth. At September 30, 2000 the Company was in compliance with these financial covenants. The Company is processing a renewal of this line with the lender.

         BFC has a $25,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires November 30, 2000. As amounts are drawn, the line will be secured by certain loan assets of the Company. At September 30, 2000 and October 31, 2000 the line had an outstanding balance of $2,737,500. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth; a specified maximum ratio of debt to tangible net worth; and a specified minimum ratio of liquid assets to tangible net worth. At September 30, 2000 BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company. The Company is processing a renewal of this line of credit with the lender.

         Additionally, BFC has a revolving $20,000,000 warehouse line of credit with a different large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. As amounts are drawn, the line will be secured by certain loan assets of the Company. The line bears interest at 30-day LIBOR plus 475 basis points and expires October 1, 2001. At September 30, 2000 and October 31, 2000 there was no outstanding balance. This loan contains financial covenants that require BFC to maintain a minimum tangible net worth and a minimum interest coverage ratio. At September 30, 2000 BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

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

         The Company's Board of Directors approved a stock buy-back program in September 1999. The buy-back program authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market over the 12-month period ending September 30, 2000. In August 2000, the Company's Board of Directors extended the buy-back program to September 30, 2001. The Company repurchased 15,900 shares for $75,787 for the three-month period ended September 30, 2000 and 74,500 shares for $388,157 for the nine-month period ended September 30, 2000. No shares were repurchased in 1999.

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 138, cannot be applied retroactively and will be adopted as required January 1, 2001. The Company has completed an initial evaluation of the adoption of SFAS No. 133. The Company does not use derivative investments for hedging or other purposes. Certain contracts to which the Company is a party may have embedded derivative instruments within the meaning of SFAS No. 133. The Company believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

              Exhibit 27.1 - Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NZ Corporation


/s/ Jerome L. Joseph
----------------------------------------
Controller and Treasurer
(Principal Financial Officer)



/s/ R. Randy Stolworthy
----------------------------------------
President and Chief Executive Officer
(Principal Executive Officer)


Date:     November 10, 2000
      ----------------------------