Form 10-K
period 2000-12-31
NZ CORP
filed 2001-03-28
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Fiscal Year Ended
                               December 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from ___ to ___
                          Commission File Number 0-497

                                 NZ Corporation
             (Exact name of registrant as specified in its charter)

        Arizona                                          43-0433090
(State of incorporation)                    (I.R.S. Employer Identification No.)


        333 North 44th Street, Suite 420, Phoenix, Arizona       85008
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 was $7,636,983 based upon the closing price on the American Stock Exchange of $3.77 per share on such date. For purposes of this disclosure, shares held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of February 28, 2001 was 6,816,936 shares.

Documents Incorporated by Reference: Part III of the Form 10-K incorporates by reference certain portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Shareholders.


                           NZ Corporation 2000/Page 1

PART I

ITEM 1: BUSINESS

NZ Corporation (the "Company," "NZ" or "we") was organized in 1908 as an Arizona corporation under the name New Mexico and Arizona Land Company. We changed our name to NZ Corporation in June 2000. We operate under our own name or that of our wholly-owned subsidiaries: Bridge Financial Corporation, NZ Development Corporation, NZ Properties, Inc., and NZU, Inc. Great Vacations International, Inc., another wholly-owned subsidiary, is not active. We began operating under the trade name NZ/Bridge Financial in 1998. NZ employed 10 full-time employees at December 31, 2000. NZ has over 90 years of experience as a real estate manager, real estate developer and real estate owner in the southwestern United States. NZ owns over a million acres of mineral rights containing known deposits of uranium, limestone, petroleum, petrified wood and other mineral deposits.

In late 1997, we began to transition our core business from real estate to short-term commercial real estate lending. We created a wholly-owned subsidiary, Bridge Financial Corporation ("Bridge" or "BFC") to conduct the lending business. The transition business plan includes the sale of most of our historical fee real estate holdings. We have generated significant real estate sales over the past three years. At December 31, 2000, the major groups of unsold real estate planned for disposal were over 100,000 acres of our rural lands in northeastern Arizona, the Seven Canyons Project, and urban and suburban land in New Mexico.

The Company reports under three business segments: short-term commercial real estate lending, real estate and other. See Note 12 - Segments in Item 8 - "Financial Statements and Supplementary Data" for additional information and financial data about each segment.

Certain statements in this report and in the Company's annual report to shareholders, including the President's letter, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results or outcomes to differ materially from those expressed in such forward-looking statements. See "Operating Segments" in this Item 1 - "Business", and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of important factors that could cause our actual results to differ from the forward-looking statements.

Operating Segments

SHORT-TERM COMMERCIAL REAL ESTATE LENDING

Bridge provides time-sensitive, short-term and participating loans to qualified borrowers throughout California and the southwestern United States. The borrowers must provide suitable real estate projects as collateral for the loan. Typically a mortgage loan is 65% or less of the value of the property mortgaged. The loans are generally made to successful, small to medium size developers and others in the real estate business. The loans typically range in size from $500,000 to $5,000,000. These borrowers often need to respond to a real estate opportunity on a quick and flexible basis. Traditional real estate lenders and banks often cannot provide this expedited service or do not finance these assets. By providing individuality and focus, we earn a premium return on loans by charging relatively higher loan fees and interest rates than traditional lenders.

We believe an underserved niche exists in the real estate market for this type of financing. We believe providing a superior level of service and responding more quickly and individually to borrower requests allows us to compete with larger competitors. We believe our extensive real estate history and experience makes us more sensitive to our borrower's needs.

We target a low-to-moderate loan portfolio risk profile using diversification and management strategies. We diversify our lending activities geographically in California and the Southwest and by real estate type. Clearly defined underwriting criteria and stringent portfolio management techniques are maintained. Additionally, we closely monitor real estate projects and the general real estate market, maintain contact with our borrowers, and use a participant to co-fund some loans. We believe all of these strategies mitigate the risk associated with any particular loan.

Loan maturities may be extended in accordance with the original terms of the loan or for other acceptable reasons. We consider extensions a routine and integral part of our lending business. Generally, an extension fee is charged to the borrower.

                           NZ Corporation 2000/Page 2

When a loan is 90 days past due, in accordance with its original terms, the loan is placed on a non-accrual status. If a delinquency cannot be cured we may take any combination of the following actions: negotiate a consensual purchase of the property securing a loan, accept a deed in lieu of foreclosure, take legal action to collect on the underlying note, or bid for the property at a foreclosure sale. Foreclosure can result in the temporary ownership, operation or improvement of repossessed property.

In some instances, the relevant accounting literature requires loans to be accounted for as joint ventures. Our managed loan portfolio may include loans accounted for this way. Revenue associated with these loans is recognized under joint venture accounting. Generally speaking, this means we do not recognize revenue from interest income and points over the term of the loan but instead recognize this income after all principal has been repaid. Any loans accounted for as a joint venture are included in "Investments in joint ventures" in our consolidated balance sheets. We do not intend that a partnership relationship with our borrowers exist under applicable state law for loans accounted for in this way.

Our managed loan portfolio and the lending segment includes receivables generated from our 40-acre recreational land sales program. You can find additional details on the sales program under the heading "Real Estate" below in this section of this Report. The sale of the land is accounted for in the real estate segment. The collection of the note, including principal and interest, is accounted for in the lending segment. By moving the receivables to the lending segment we concentrate recurring lending activities in one segment.

Bridge had a loan portfolio under management as of December 31, 2000 of approximately $50.1 million, of which $11.7 million was participated and $34.5 million (net of an allowance for bad debts of $.7 million and undisbursed loan proceeds of $.9 million) was recorded in the Company's books in "Commercial real estate loans, net" and $2.3 million was recorded in "Investments in joint ventures." This compares to a portfolio under management as of December 31, 1999 of approximately $60.1 million, of which $28.5 million was participated and $26.8 million (net of an allowance for bad debts of $.6 million and undisbursed loan proceeds of $1.1 million) was recorded in the Company's books in "Commercial real estate loans, net" and $3.1 million was recorded in "Investments in joint ventures." (See Item 8 - "Financial Statements and Supplementary Data").

The decrease in the managed portfolio is primarily due to two items. In 2000, the Company completed a foreclosure on a hotel property, and the Company acquired certain land located in Arizona from a borrower. The acquisition was paid for by the extinguishment of indebtedness and cash. On each loan, the Company had a participant. The participant is now a co-owner of the properties with the Company, in the same proportion as in the loan participations. The Company's portion of the assets continues to be recorded in investments in joint ventures as it was prior to the acquisitions, but is not included in the managed portfolio.

As of February 28, 2001, Bridge had a loan portfolio under management of $50.4 million, of which $11.7 million was participated and $34.7 million (net of an allowance for bad debts of $.7 million and undisbursed loan proceeds of $.9 million) was recorded in the Company's books in "Commercial real estate loans, net" and $2.4 million was recorded in the Company's books in "Investments in joint ventures."


REAL ESTATE

Historically, we have engaged in various real estate activities: management and leasing commercial and industrial buildings, leasing rural land, development and sale of commercial lands, residential and recreational lots, and the sales or exchanges of land and income properties. Many of these activities are winding down as we continue our transition to the lending business. We plan to maintain and manage a portfolio of industrial buildings.

The sale of real estate often includes notes receivable generated in connection with the sale. These receivables are an extension of the real estate function and are included in the real estate segment.

Rental Properties
As of December 31, 2000, we owned and operated five office/industrial warehouse complexes in the metropolitan Phoenix area. Four buildings are multi-tenant and one building is leased to a single tenant. Generally, the leases are triple net with a five-year term. A triple net lease means the tenant pays a pro rata share of all costs to operate the property, including property taxes, insurance and maintenance. All five buildings have a positive cash flow.

Rural Land

The Company leases approximately 72,800 acres of its rural land under various grazing leases.


                           NZ Corporation 2000/Page 3

Residential Lot Development
The Company owns a 75% interest in a joint venture located in Albuquerque, New Mexico. Brown/NZD (Development) Joint Venture ("7-Bar") develops and sells residential lots to homebuilders. In 2000, 104 lots were sold and in 1999, 290 lots were sold by the joint venture. The joint venture had three developed lots in inventory as of December 31, 2000. As of February 28, 2001, one lot remained unsold. We expect to wind-up the joint venture in 2001.

Recreational Lot Programs
We began a recreational lot sales program in 1980. The program is to sell recreational parcels of our rural land located in northeastern Arizona. The parcels are a minimum size of 36 acres and are typically sold on installment contracts with down payments of 10% to 20%. The balance of the contract is carried over 15 years at interest rates ranging from 11% to 12%. An independent real estate brokerage company handles the marketing and sales program. During 2000 we sold 102 parcels and in 1999 we sold 95 parcels. As of December 31, 2000, we had approximately 30,600 acres allocated to the sales program. We plan to place an additional 6,000 acres into the program in 2001. The receivables generated by the recreational lot sales are included in the short-term commercial real estate lending segment.

Other Significant Land Holdings and Activity
We own over 110,000 acres of rural land located in northeastern Arizona and New Mexico. These lands were originally derived from 19th Century railroad land grants. Some of these acres are suitable for and have been allocated to the recreational lot sales program. The remaining acres are continually evaluated for sale or other opportunities that will provide value to our shareholders.

Our most significant single identifiable land holding is 136 acres of undeveloped land located in Yavapai County near Sedona, Arizona (the "Seven Canyons Project" or "The Sedona Project"). The Seven Canyons Project is approved for an 18-hole golf course and 300 two-bedroom timeshare units. A development agreement has been entered into with Yavapai County, and the plat for Phase I has been recorded. We have begun development work on the project in order to meet certain regulatory deadlines for completion of the work that is under the jurisdiction of the United States Army Corps of Engineers. This work will be completed in June 2001. Additional work is being performed concurrently and will be completed by November 2001. The project has been for sale and is currently in escrow. The sale is scheduled to close in March 2001, although the buyer has certain contractual rights to extend the closing for 30 days by agreeing to forfeit all earnest money. The buyer is contractually obligated to reimburse us for all development expenditures we incur from January 1, 2001 through the date of closing. The buyer also has certain rights to cancel the purchase prior to closing. If the buyer chooses to exercise these rights, the buyer will forfeit some of the earnest money.

The Company has begun site work on 14.4 acres of undeveloped urban property located at Menaul and Broadway in Albuquerque, New Mexico. The property is zoned for commercial/industrial use and has been subdivided into 13 commercial tracts. The property is platted and approved by the City of Albuquerque. The 13 commercial tracts are listed for sale.

During 2000, we sold the following properties: approximately 14.6 acres at Ray and McClintock in Chandler, Arizona; approximately 11 acres at Cooper and Warner in Gilbert, Arizona; approximately 1,100 acres of rural land in Cibola County, New Mexico; and, approximately 6,500 acres of recreational lots.

The Company owns over one million acres of mineral rights in Arizona, New Mexico, Colorado, and Oklahoma, including small working and royalty interests in oil and gas wells. Approximately 6,100 of the mineral acres are leased to others for possible development of limestone, clay and uranium. Market conditions now and for the foreseeable future indicate that production from most of the Company's mineral acres is not economically feasible. Recently we have experienced an increase in revenue from this segment due to the completion of new wells in Oklahoma and higher petroleum prices.


                           NZ Corporation 2000/Page 4

ITEM 2:  PROPERTIES

The schedule below shows the properties owned by the Company at December 31, 2000.

                                                                                              YEAR                     ENCUMBRANCE
LOCATION                                   DESCRIPTION                                    ACQUIRED                  (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------------
Rental Properties

Arizona
Tempe                         12TH PLACE BUILDING
                                 37,908 square foot building on 2.7 acres                     1983                         $   689
Tempe                         GROVE COMMONS INDUSTRIAL PARK
                                 113,806 square feet in 4 buildings on 7.1 acres              1997                           4,893
Gilbert                       EL DORADO COMMERCE CENTER
                                 112,786 square foot building on 7.8 acres                    1999                           4,342
Chandler                      ASPEN BUSINESS CENTER
                                 105,757 square foot building on 6.2 acres                    1999                           3,355
Phoenix                       WATKINS DISTRIBUTION CENTER
                                 76,800 square foot building on 4.4 acres                     1999                           1,898

Properties Under Development

Arizona
Sedona         SEVEN CANYONS PROJECT(1)
                  Timeshare/golf course property
                  approved for 300 timeshare units and an 18-hole
                  golf course.                                                                1995                              --

New Mexico
Albuquerque    BROWN/NZD (DEVELOPMENT) JOINT VENTURE(2)
                  Residential lot development (Seven Bar North) 872 lots
                  planned.  871 lots sold and 1 lot under contract as of
                  February 28, 2001.                                                          1995                              --

Albuquerque    MENAUL AND BROADWAY ROADS(3)                                                   1986                              --
                   13 tracts zoned for commercial/industrial use on
                   14.4 acres.

(1) This property is in escrow.
(2) This property is owned by a general partnership. The Company is a 75% owner in the partnership.
(3) This property is for sale.


                           NZ Corporation 2000/Page 5

Undeveloped Urban Properties

                                                              YEAR                               ENCUMBRANCE
LOCATION                      DESCRIPTION                 ACQUIRED           ACRES            (IN THOUSANDS)
--------                      -----------                 --------           -----            --------------
NEW MEXICO
Las Cruces                    Mesilla Hills(1)              1990            310.00                      --

(1) This property is for sale.



Rural and Mineral Properties

                                                                        ACRES                      ENCUMBRANCE
COUNTY                        STATE                          SURFACE             MINERAL          (IN THOUSANDS)
------                        -----                          -------             -------          --------------
Apache                        Arizona                        64,514(1)           145,692                  $  --
Coconino                      Arizona                                             21,191                     --
Mohave                        Arizona                                             46,602                      --
Navajo                        Arizona                        45,199(2)           478,300                      --
Catron                        New Mexico                                          11,346                      --
Cibola                        New Mexico                         3,844           223,818                      --
McKinley                      New Mexico                           160           117,238                      --
San Juan                      New Mexico                                           5,040                      --
Socorro                       New Mexico                                           2,399                      --
Valencia                      New Mexico                                          43,285                      --
Fremont                       Colorado                                             1,480                      --
Various                       Oklahoma                                               337                      --

(1) Approximately 24,000 acres are allocated to the recreational lot sales program.
(2) Approximately 6,600 acres are allocated to the recreational lot sales program.

The Company's executive offices occupy 5,446 square feet of leased space in an office building in Phoenix, Arizona. We believe our property and equipment are generally well maintained, in good operating condition and adequate for our present needs.


ITEM 3:  LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings. All of the legal proceedings we are currently involved in are ordinary and routine. The outcome of the legal proceedings is uncertain until they are completed. We believe that the results of the current proceedings will not have a material adverse effect on our business or financial condition or results of operations.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

                           NZ Corporation 2000/Page 6

Executive Officers of the Registrant

The information below shows, as of December 31, 2000, the names, ages, positions and last five years experience of the executive officers of the Company who are not also continuing directors of the Company.

NAME AND AGE                        OFFICE AND EXPERIENCE

Jerome L. Joseph, 42       Treasurer, Secretary and Controller. Mr. Joseph has
                           served in his current position since January 1998.
                           Prior to joining NZ, Mr. Joseph worked with both public and private companies in compliance, reporting, capital formation and cash management. He previously served as Vice President and Treasurer of Unison HealthCare Corporation for one year and Manager of Finance for UDC Homes, Inc. for three years.

J. D. Sphar, 59            Vice President. Mr. Sphar joined the Company as Chief
                           Geologist in 1971 after discovering the Ruby Well and Crownpoint uranium trends on NZ's mineral lands. He was promoted to his current position in 1973. Mr.
                           Sphar has generated over $8 million in leasehold payments from mineral leases, sold over $30 million worth of produced uranium, and initiated sales and trades of 200,000 acres of fee minerals with the federal government. Currently, he manages the Company's rural lands and mineral assets.



                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is admitted to non-listed trading privileges on the American Stock Exchange under the symbol "NZ".

This table shows the high and low closing price of our common stock as reported by the American Stock Exchange during the periods indicated:

THE MARKET PRICE RANGE BY QUARTER:

                                              2000                                   1999
                              --------------------------------             ------------------------
                               HIGH                      LOW                High              Low
                              ------                    ------             ------            ------
   1st quarter                $5.625                    $4.875             $9.750            $7.250
   2nd quarter                 5.375                     4.875              7.875             7.000
   3rd quarter                 5.000                     4.250              7.500             4.500
   4th quarter                 4.688                     2.938              5.625             4.750

We declared no cash dividends in 2000 or 1999. The payment of cash dividends is at the discretion of the Board of Directors of the Company. The Company used its earnings in the business in 2000 and 1999. It is likely we will continue to use the earnings in the business in the foreseeable future. NZ had 614 shareholders of record as of February 28, 2001.


ITEM 6:  SELECTED FINANCIAL DATA
Years ended December 31,
(in thousands, except per share and shareholder data)

                                                2000              1999              1998              1997              1996
                                             ----------        ----------        ----------        ----------        ----------
SUMMARY OF OPERATIONS:
Gross revenue from operations                $   20,587        $   36,570        $   21,985        $   16,904        $   23,660
Net income                                        4,224             4,731             3,679             2,340             4,846
Earnings per share of common stock(1)
     Basic                                         0.61              0.68              0.53              0.36              0.76
     Diluted                                       0.61              0.68              0.53              0.36              0.76


                           NZ Corporation 2000/Page 7

Years ended December 31,
(in thousands, except per share and shareholder data)

                                          2000           1999           1998           1997           1996
                                         -------        -------        -------        -------        -------
SUMMARY OF FINANCIAL POSITION:
Total assets                             $93,210        $87,218        $74,385        $69,511        $66,328
Notes payable and lines of credit         25,189         20,983         14,264         12,503         16,036
Shareholders' equity                      55,649         51,876         47,145         43,466         35,628

OTHER SUPPLEMENTAL INFORMATION:
Weighted average number of common
  shares outstanding(1)
     Basic                                 6,874          6,926          6,926          6,472          6,387
     Diluted                               6,875          6,928          6,934          6,472          6,387

(1) Prior years restated to reflect a 10% stock dividend paid July 18, 1997, a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split to shareholders of record on December 31, 1998 and paid January 15, 1999.

No cash dividends were declared for 2000 or 1999.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change of Principal Business Emphasis

                  In November 1997, the Company began participating in the commercial real estate lending business as a direct lender through Bridge Financial Corporation ("BFC" or "Bridge"), a wholly-owned subsidiary. During the past three years we have continued to reposition our historical static assets from real estate development and sales into commercial real estate lending. We have entered the final phase of our plan to dispose of our real estate and mineral assets. The Company currently maintains and plans to continue to maintain a small high-quality industrial building portfolio located in the Phoenix metropolitan area. At December 31, 2000 the major portions of unsold real estate were over 100,000 acres of our rural lands in northeastern Arizona, the Seven Canyons Project, and urban and suburban land in New Mexico.

                  The Company continually reviews the best available use of the cash raised from sales of real estate and mineral assets. Evaluation of the strategic alternatives available to the Company may result in investment in lines of business in which the Company is not currently engaged. The Company is not a party to any binding agreements representing the acquisition of, or investment in, new businesses or lines of business. We believe that the sale of these assets, for which the realization of value may otherwise be years in the future, and the subsequent acquisition of other assets or enterprises which earn a current return, will be in the best interests of the shareholders. The strategic alternatives available to the Company if it is holding a substantial amount of its net worth in cash should be significant, perhaps allowing the Company to participate in sectors that have demonstrated more growth potential than real estate lending.


RESULTS OF OPERATIONS
The following table summarizes the Company's consolidated revenues and earnings for the indicated periods:

Years Ended December 31:
(in thousands, except share data)               2000              1999              1998
                                             ----------        ----------        ----------
Revenue                                      $   20,587        $   36,570        $   21,985
Net Income                                   $    4,224        $    4,731        $    3,679
Earnings per share of common stock(1)
        Basic                                $      .61        $      .68        $      .53
        Diluted                              $      .61        $      .68        $      .53

(1) Prior years restated to reflect a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split to shareholders of record on December 31, 1998 and paid January 15, 1999.


                           NZ Corporation 2000/Page 8

            The following discussion and analysis of financial conditions should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Both are contained in Item 8 of this Form 10-K.


YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999

            Consolidated discussions represent data of the Company as presented in the Consolidated Statements of Income included in Item 8 of this Report. Segment discussions represent data as reported by segment in Note 12 to the Consolidated Financial Statements.

Consolidated

Net income decreased by approximately 11% from $4,731,000 in 1999 to $4,224,000 in 2000. Pre-tax earnings from property sales decreased approximately 48% from $8,858,000 in 1999 to $4,598,000 in 2000. The decrease directly relates to the timing of the sale of real estate and the gross margin associated with the properties sold. Operating income from property rentals increased 121% from $666,000 in 1999 to $1,470,000 in 2000. The increase is primarily attributable to increases in two items, partially offset by decreases in two items. We owned five industrial buildings at higher occupancy rates for the entire year of 2000 compared to three industrial buildings owned for part of the year in 1999 with lower occupancy rates. These increases were partially offset by an operating loss of approximately $541,000 from real estate owned and operating revenue included in 1999 from apartments in New Mexico before they were sold that year. Revenues from commercial real estate lending increased 24% from $4,576,000 in 1999 to $5,661,000 in 2000. The increase is primarily attributable to increased revenues as a result of a 29% increase in the loan portfolio in 2000 than in 1999. The loan portfolio held by the Company and recorded in the financial statements increased, even though the size of the managed portfolio decreased. The decrease in the managed portfolio is primarily due to two items. In 2000, the Company completed a foreclosure on a hotel property, and the Company acquired certain land located in Arizona from a borrower. The acquisition was paid for by the extinguishment of indebtedness and cash. On each loan, the Company had a participant. The participant is now a co-owner of the properties with the Company, in the same proportion as in the loan participations. The Company's portion of the assets continues to be recorded in investments in joint ventures as it was prior to the acquisitions, but is not included in the managed portfolio.

            General and administrative expense decreased $1,259,000 or 33% from $3,844,000 in 1999 to $2,585,000 in 2000. The decrease is primarily due to decreases in three items. Approximately $735,000 or 58% of the decrease is due to decreased legal fees, attributable to the settlement of the Sedona Project litigation in the fourth quarter of 1999. Approximately $180,000 or 14% of the decrease is due to a decrease in the allowance for bad debts. The allowance for bad debts was increased by $100,000 in 2000 compared to an increase of $280,000 in 1999. The increase to the allowance for bad debts is based on management's analysis of the current loan portfolio, including economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans. Approximately $200,000 of the decrease or 16% is primarily due to changes in staffing, mostly related to the close of our Albuquerque office. Interest expense increased $918,000 or 59% from $1,552,000 in 1999 to $2,470,000 in 2000. The increase is primarily attributable to increases in two items. Approximately 68% of the increase is due to increased interest expense for some of the lines of credit due to higher balances in 2000 than in 1999. Approximately 29% of the increase is due to increased interest expense for the industrial buildings owned for an entire year in 2000 compared to part of a year in 1999 together with apartment buildings owned in 1999 but not owned in 2000.

Real Estate Segment

            Revenues decreased 59% from $31,193,000 in 1999 to $12,812,000 in
2000. The decrease is due to fewer real estate sales in 2000 than in 1999 partially offset by an increase in revenue from property rentals. While rental properties provide relatively stable operating results from period to period, our revenues are affected by the nature and timing of sales of property and non-strategic assets. Sales of assets are difficult to predict and are generally subject to negotiations and contingencies. These factors tend to "bunch" income in particular periods rather than producing a more even pattern throughout the year. Gross margins may vary significantly due to the cost basis of the properties sold in any particular period.

            Income before income taxes decreased 25% from $5,857,000 in 1999 to $4,417,000 in 2000. The decrease is primarily attributable to the volume and mix of real estate sales and a decrease in legal costs primarily associated with the settlement of the Sedona Project litigation in the fourth quarter of 1999. These two decreases are partially offset by an increase in interest expense.


                           NZ Corporation 2000/Page 9

            The decline in identifiable assets from $46,914,000 in 1999 to $42,799,000 in 2000 is primarily due to the disposition of real estate.

Short-term Commercial Real Estate Lending Segment

            Revenues increased 35% from $5,241,000 in 1999 to $7,093,000 in 2000. Approximately 59% of the increase is due to an increase in lending revenues and approximately 38% is an increase in revenue from real estate owned. The lending increase is primarily the result of a growth in the commercial real estate loan portfolio. The real estate owned increase is due to two factors. Real estate owned includes residential lots in New Mexico and a hotel located in Phoenix, Arizona. The residential lots were acquired in 1999 from one of our borrowers. The lots are being sold back to the borrower under a rolling option agreement. We sold 56 lots in 2000 compared to 26 lots in 1999. The hotel was acquired through foreclosure in 1998. The hotel underwent extensive refurbishment and was re-opened for operations in May 1999. Revenues from the hotel include the entire year of 2000 compared to a partial year in 1999.

            Income before income taxes increased 1% from $1,893,000 in 1999 to $1,912,000 in 2000. The increase is primarily attributable to increased revenues from lending activities and real estate owned.

            The increase in identifiable assets from $39,489,000 in 1999 to $49,608,000 in 2000 is primarily due to the growth of the loan portfolio.

Other Segment

            Revenues and income before income taxes increased significantly in 2000 compared to 1999. The increase is primarily attributable to the completion of new wells in Oklahoma and higher petroleum prices. Additionally, we sold petrified wood rights in 2000 for approximately $200,000 with no comparable sale in 1999.


YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

            Consolidated discussions represent data of the Company as presented in the Consolidated Statements of Income as set forth in Item 8 of this Report. Segment discussions represent data as reported by segment in Note 12 to Consolidated Statements of Income.

Consolidated

            Net income increased by approximately 29% from $3,679,000 in 1998 to $4,731,000 in 1999. Pre-tax earnings from property sales were up approximately 99% from $4,455,000 in 1998 to $8,858,000 in 1999. In 1999, the Company
continued the transition, begun in November, 1997, from principally a real estate owner and developer to principally a real estate lender. Operating income from property rentals declined 64% from $1,838,000 in 1998 to $666,000 in 1999. The decrease is primarily attributable to the sale of four apartment complexes; one in the fourth quarter of 1998; two in the first quarter of 1999 and the last in the third quarter of 1999. The proceeds from the sales of the apartments were used to acquire industrial buildings; however, the industrial buildings were not purchased until the third quarter of 1999. In addition, 1999 operating income from property rentals includes an operating loss of approximately $401,000 with respect to real estate owned and operated due to a foreclosure.

            General and administrative expense increased 19% from $3,222,000 in 1998 to $3,844,000 in 1999. The increase is primarily attributable to increases in three items and partially offset by a decrease in one item. Approximately $280,000 of the increase is due to an increase in the allowance for bad debts directly attributable to the growth in the portfolio. Approximately $245,000 of the increase is due to increased legal fees, primarily attributable to the Sedona Project litigation and fees associated with the sale of real estate. Approximately $166,000 of the increase is due to increased accounting costs, primarily attributable to professional fees related to the Company's restatement of its 1998 quarterly financial statements and additional audit and tax consulting surrounding the Company's sale of several real estate assets. A portion of the increased accounting costs is due to tax consulting related to improving the Company's tax analysis models and systems. The decrease of approximately $110,000 is due to a non-recurring excise tax incurred in 1998, but not in 1999, in connection with the termination of the Company's defined benefit plan. Included in general administrative expense for 1999 and 1998, respectively, is $726,000 and $541,000 for legal and other professional fees related to the Sedona Project litigation. The litigation was settled in November 1999.


                           NZ Corporation 2000/Page 10

Real Estate Segment

            Income before income taxes increased 67% from $3,509,000 in 1998 to $5,858,000 in 1999. The increase is primarily attributable to the volume and mix of real estate sales partially offset by a decline in operating income from property rentals. The modest decline in identifiable assets from $48,134,000 in 1998 to $46,914,000 in 1999 is due to a net increase in assets from the sale of the four apartment complexes in New Mexico and the subsequent exchange for industrial buildings in the metropolitan Phoenix area, offset by a decrease in assets from the disposition of real estate.

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

            Income before income taxes decreased 24% from $2,505,000 in 1998 to $1,893,000 in 1999. This decrease, compared to the increase in revenues, is due to increased expenses in three areas: operating expenses of approximately $674,000 from real estate owned in 1999 and not owned in 1998; depreciation expense of approximately $177,000 from real estate owned in 1999 and not in 1998; and an increase of approximately $190,000 in allocation of corporate overhead. The increase in corporate overhead allocation is attributable to an increase in the lending segment's total assets as a proportion of consolidated assets.


LIQUIDITY AND CAPITAL RESOURCES

            The real estate lending business requires large amounts of capital to be an effective competitor in the market. In addition, the Company requires cash for working capital.

            We expect to generate cash from the sale of our remaining real estate assets. Cash will also be generated from principal repayments on maturing loans in the Company's existing loan portfolio and collections from property rentals. In addition, the Company now uses and intends to continue to use participants or other joint funding sources on certain real estate loans. Further, the Company has lines of credit with non-bank commercial lenders and a commercial bank from which it can fund loans.

            In 2000, operating activities provided $7,185,000 of net cash flows. Operating cash inflows were primarily generated from property sales and cash received from leases. Operating cash flows outflows were primarily used to pay interest, income taxes and other operating activities. In 2000, investing activities used $11,080,000 of net cash flows. Investing cash inflows were primarily generated from the collections of principal on commercial real estate loans. Investing cash outflows were primarily used for additions to commercial real estate loans and contributions to joint ventures. The contributions to joint ventures are primarily commercial real estate loans accounted for as a joint venture. In 2000, financing activities provided $3,217,000 of net cash flows. Financing cash inflows were primarily generated from additional borrowings. Financing cash outflows were primarily used to partially repay outstanding borrowings and repurchase treasury stock.

            The Company intends to negotiate additional or modified lines of credit, as business circumstances require. The Company's goal in these negotiations will be to improve the effectiveness and cost of available capital and to obtain lines of credit of a size appropriate for the Company's expected needs. A principal outcome of the Company's discussions with potential lenders will be to determine how rapidly the Company will be able to grow its commercial real estate lending business. The terms of any new or changed financing arrangement will likely have a material effect upon the Company's margins in its lending business and on the size of the managed loan portfolio. If the Company is not successful in negotiating such financing, the principal effect will be slower growth in the Company's lending business, with the pace of growth in the near term being determined at least in significant part by the timing of the Company's sales of existing real estate assets.

            The Company currently has a $13,000,000 partially secured line of credit from a commercial bank, of which $10,000,000 is a revolving line for general corporate purposes, and $3,000,000 of which is a back-up facility for a letter of assurance the bank has provided to Yavapai County, Arizona, in connection with development costs for the Seven Canyons Project. The line bears interest at the prime rate (9.50% as of December 31, 2000) and expires July 17, 2001. At December 31, 2000 there was an outstanding balance of $7,275,000. As of February 28, 2001 the line had an outstanding balance of $6,275,000. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of net notes receivable (as defined) to the outstanding loan balance; a


                           NZ Corporation 2000/Page 11
specified maximum ratio of debt to net worth; and a specified minimum tangible net worth. At December 31, 2000 the Company was in compliance with these financial covenants.

            BFC has a $10,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires August 31, 2001. As amounts are drawn, the line will be secured by certain loan assets of the Company. At December 31, 2000 and February 28, 2001 the outstanding balance was $2,737,500. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth, a specified maximum ratio of debt to tangible net worth, and a specified minimum liquidity. At December 31, 2000, Bridge was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

            Additionally, BFC has a revolving $20,000,000 warehouse line of credit from a different large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. As amounts are drawn, the line will be secured by certain loan assets of the Company. The line bears interest at 30-day LIBOR plus 475 basis points and expires October 1, 2001. At December 31, 2000 and February 28, 2001 there was no outstanding balance. This loan contains financial covenants that require BFC to maintain a minimum tangible net worth and a minimum interest coverage ratio. As of December 31, 2000, BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

            In addition to bank lines, the Company may seek qualified joint venture partners to finance large real estate development projects or loans to the extent that the Company actually engages in such projects or loans in the future. The use of joint venture partners provides a source of capital, reduces the Company's risk by sharing it with another party, and gives the Company access to expertise that it might not otherwise have for particular projects.

INFLATION, DEFLATION, AND CHANGING PRICES

            The results of operations may be affected by inflation, deflation, and changing prices. Price changes and market trends in real estate, rental rates, interest rates, oil, gas, and uranium could have significant effects on the Company's operations. While the Company does not believe such items have had a material effect on 2000 operations and knows of no conditions which would cause the Company to believe that such items could have a material effect on 2001 results, changes in prevailing interest rates and real estate values could have a significant effect on BFC's real estate lending business.

NEW ACCOUNTING STANDARDS

            As of January 1, 2001 we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Currently, we do not use derivative instruments nor did we identify any imbedded derivatives in other contracts. Upon adoption of SFAS No. 133, there was no material effect on the financial position or results of operations of the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

            This Report contains statements about future events and expectations that constitute "forward-looking statements" within the meaning of Federal securities laws. Forward-looking statements are based on management's beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations we express or imply in any forward-looking statement. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those set forth below.

            REAL ESTATE MARKET. The Company will continue to be linked to the real estate market, particularly the markets in California and the southwestern United States. A downturn in any of those markets could adversely affect the Company's performance. The Company expects to generate significant amounts of cash through the sale of several real estate assets. While the real estate markets are generally healthy in the areas where the Company currently owns real estate, there is no assurance that the markets will continue to be favorable over the disposition period of these assets. The market for some of our rural land located in northeastern Arizona is limited, particularly for the portion of land that may not be suitable for inclusion in our recreational lot sales program. A downturn in


                           NZ Corporation 2000/Page 12
the real estate market could have an adverse impact on the Company's ability to sell its real estate assets at a profit or at all, and have an adverse impact on the Company's ability to attract joint venture funding for any future development or lending projects. If that were to happen, the Company's growth, particularly the growth of BFC, could be restrained due to a lack of capital. In addition, a downturn in the real estate market could affect the Company's real estate lending business. If BFC finds it necessary to foreclose on properties after a default by a borrower, it is possible that the Company would not, particularly in the short term, be able to recover its entire investment in the loan. Also, in the past, downturns in the real estate market have resulted in a higher rate of foreclosures generally.

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

            The Company intends generally to hold loans that it funds in its loan portfolio, although it may occasionally sell a loan or syndicate its loans to pension funds and other institutional investors. The Company's net interest income is the difference between the interest income it earns on loans held in its portfolio (generally based on long-term interest rates) and the interest it pays on its borrowings (generally based on short-term interest rates). To the extent short-term interest rates are lower than long-term interest rates, the Company generally earns net interest income from the difference, or the spread, during the time the mortgage loans are held by the Company. To the extent this spread narrows, the Company's results of operations could be adversely affected. In addition, the Company's net interest income will be affected by borrowing costs other than interest expense associated with its borrowings.

            DELINQUENCY, FORECLOSURE AND OTHER CREDIT RISKS. Liabilities Under Representations and Warranties. Economic downturns can have a negative impact on a real estate lender's profitability as the frequency of loan defaults tends to increase. From the time that the Company funds the loans it originates, to the time the loan is repaid (or is earlier sold by the Company), the Company is generally at risk for any loan defaults. If the Company sells the loans it originates (or sells participations in such loans), the risk of loss from loan defaults and foreclosures passes to the purchaser of the loans. However, in the ordinary course of business, the Company makes certain representations and warranties to the purchasers of loans and to loan participants. These representations and warranties generally relate to the origination and servicing of loans. If a loan defaults and there has been a breach of these representations or warranties, the Company may become liable for the unpaid principal and interest on the defaulted loan. In such a case, the Company may be required to repurchase the loan (or the loan participation) and bear any subsequent loss on the loan.

            LOAN PARTICIPATIONS. Bridge Financial Corporation sometimes retains only a portion of originated loans in its own portfolio and works with a participating lender to place the other portion of the loans in the portfolio of the participating lender. Most of the participations have been with pension funds who manage significantly larger funds than BFC. The participants typically receive the same interest income and points as does BFC. BFC normally receives an origination fee and a servicing fee on the participant's portion of the loan. By participating loans BFC is generally able to originate larger loans than it could originate without participants, but the Company typically assumes a subordinate position with respect to repayment of principal in relation to the position of the loan participant.

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

            CONCENTRATION OF BUSINESS. The Company continues to geographically diversify its loan portfolio; however, a significant portion of the Company's commercial lending business is conducted in Arizona. At December 31, 2000, approximately 63% of the


                           NZ Corporation 2000/Page 13

Company's managed loan portfolio was secured by properties located in Arizona. Given the concentration of the Company's business in Arizona, there can be no assurance that the Company's results of operations would not be adversely affected to the extent Arizona experiences a period of slow or negative economic growth which results in decreased commercial loan originations and/or an increase in loan delinquencies and defaults.

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

            CONTROL OF COSTS. Cost control is always an important element in achieving profitable operations and is especially important during significant expansions of operations. Management believes that a major factor that will allow the Company to effectively compete with other lending institutions in the southwestern United States is its ability to originate loans at lower overall costs than many of its competitors. The principal cost categories that must be closely managed are: (1) capital cost and (2) overhead cost. The ability of management to control these costs is critical to achieving profitability as it expands into new markets.

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


                           NZ Corporation 2000/Page 14

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
NZ Corporation
Phoenix, Arizona

          We have audited the accompanying consolidated balance sheets of NZ Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules II, III and IV listed in Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

          We conducted our audits in accordance with auditing standard generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NZ Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP

Phoenix, Arizona
March 2, 2001


                           NZ Corporation 2000/Page 15

NZ Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,
(Dollars in thousands)                                                                  2000                 1999
                                                                                      --------             --------
ASSETS
  Properties, net                                                                     $ 42,376             $ 46,351
  Commercial real estate loans, net                                                     34,521               26,773
  Receivables                                                                            5,868                6,237
  Investments in joint ventures                                                          6,688                3,134
  Cash and cash equivalents                                                              2,983                3,661
  Other                                                                                    774                1,062
                                                                                      --------             --------
Total assets                                                                          $ 93,210             $ 87,218
                                                                                      ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes payable and lines of credit                                                   $ 25,189             $ 20,983
  Accounts payable and accrued liabilities                                               1,082                2,014
  Deferred income taxes                                                                  3,319                4,834
  Deferred revenue                                                                       7,927                6,951
                                                                                      --------             --------
Total liabilities                                                                       37,517               34,782
                                                                                      --------             --------
Non-controlling interests                                                                   44                  560
                                                                                      --------             --------

Commitments and contingencies (Notes 5, 7, 8 and 10)
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares
      authorized, none issued
   Common stock, no par value; 30,000,000 shares
      authorized; 6,925,636 shares issued                                               35,341               35,341
   Treasury stock, at cost, 89,200 shares                                                 (451)                --
   Retained earnings                                                                    20,759               16,535
                                                                                      --------             --------
Total shareholders' equity                                                              55,649               51,876
                                                                                      --------             --------
Total liabilities and shareholders' equity                                             $93,210              $87,218
                                                                                       =======              =======

See accompanying Notes to Consolidated Financial Statements.

                           NZ Corporation 2000/Page 16

NZ Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31
(In thousands, except per share data)                                 2000                 1999                 1998
                                                                    --------             --------             --------
REVENUE:
  Property sales                                                    $ 10,215             $ 28,608             $ 14,251
  Property rentals                                                     3,497                2,428                2,905
  Commercial real estate lending                                       5,661                4,576                3,701
  Investment income                                                      475                  604                  427
  Other                                                                  739                  354                  701
                                                                    --------             --------             --------
                                                                      20,587               36,570               21,985
                                                                    --------             --------             --------
EXPENSES:
  Cost of property sales                                               5,617               19,750                9,796
  Rental property                                                      2,027                1,762                1,067
  General and administrative                                           2,585                3,844                3,222
  Writedown of properties                                               --                    700                 --
  Interest                                                             2,470                1,552                1,335
  Depreciation, depletion and amortization                               883                  665                  650
                                                                    --------             --------             --------
                                                                      13,582               28,273               16,070
                                                                    --------             --------             --------
Income Before Joint Ventures, Non-controlling
   Interests and Income Taxes                                          7,005                8,297                5,915
Equity in (losses)/earnings of joint ventures                            (17)                --                    546
Non-controlling interests                                                (22)                (422)                (322)
                                                                    --------             --------             --------
INCOME BEFORE INCOME TAXES                                             6,966                7,875                6,139
 Income taxes                                                          2,742                3,144                2,460
                                                                    --------             --------             --------
Net Income                                                          $  4,224             $  4,731             $  3,679
                                                                    ========             ========             ========
EARNINGS PER SHARE OF COMMON STOCK (1)
      Basic                                                         $   0.61             $   0.68             $   0.53
      Diluted                                                       $   0.61             $   0.68             $   0.53
                                                                    ========             ========             ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (1)
      Basic                                                            6,874                6,926                6,926
      Diluted                                                          6,875                6,928                6,934
                                                                       =====                =====                =====

See accompanying Notes to Consolidated Financial Statements.

(1) All years include the effect of a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split on January 15, 1999 to shareholders of record on December 31, 1998.

                           NZ Corporation 2000/Page 17

NZ Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(in thousands)                                                                            2000             1999             1998
                                                                                        --------         --------         --------
Cash Flows provided by (used in) Operating Activities:
Net income                                                                              $  4,224         $  4,731         $  3,679
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation, depletion and amortization                                                  883              665              650
   Deferred revenue                                                                          371            3,008              617
   Deferred income taxes                                                                  (1,515)             674           (1,201)
   Allowance for bad debts                                                                   100              280             --
   Write down of properties                                                                 --                700             --
   Equity in losses (earnings) from joint ventures                                            17             --               (546)
   Non-controlling interests                                                                  22              422              322
Net change in:
   Receivables                                                                               369           (1,276)          (4,868)
   Properties under development                                                              924            1,641              (11)
   Other properties                                                                        2,434            8,297            4,353
   Other assets                                                                              288             (317)              79
   Accounts payable and accrued liabilities                                                 (932)             606             (239)
                                                                                        --------         --------         --------
Net cash provided by operating activities                                                  7,185           19,431            2,835
                                                                                        --------         --------         --------
Cash Flows provided by (used in) Investing Activities:
   Additions to properties                                                                  (266)         (14,286)          (1,479)
   Contributions to joint ventures                                                        (3,084)            --               --
   Distribution from investment in joint ventures                                             13             --                946
   Collections of principal on commercial real estate loans                               17,238           16,691           11,415
   Additions to commercial real estate loans                                             (24,981)         (27,812)         (16,599)
                                                                                        --------         --------         --------
Net cash (used in) investing activities                                                  (11,080)         (25,407)          (5,717)
                                                                                        --------         --------         --------
Cash Flows provided by (used in) Financing Activities:
   Proceeds from debt                                                                     24,957           42,393            7,464
   Payments of debt                                                                      (20,751)         (35,674)          (5,703)
   Distribution to non-controlling partners                                                 (538)          (1,751)            (226)
   Purchase of treasury stock                                                               (451)            --               --
                                                                                        --------         --------         --------
Net cash provided by financing activities                                                  3,217            4,968            1,535
                                                                                        --------         --------         --------
Net (decrease) in cash and cash equivalents                                                 (678)          (1,008)          (1,347)
Cash and cash equivalents at beginning of year                                             3,661            4,669            6,016
                                                                                        --------         --------         --------
Cash and cash equivalents at end of year                                                $  2,983         $  3,661         $  4,669
                                                                                        ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid during the year for:
   Interest (net of amount capitalized)                                                 $  2,440         $  1,836         $  1,499
   Income taxes                                                                            4,961            2,090            3,732
                                                                                        --------         --------         --------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Conversion of real estate loan to joint venture accounting                              $    500         $  3,122
                                                                                        --------         --------         --------

See accompanying Notes to Consolidated Financial Statements.

                           NZ Corporation 2000/Page 18

NZ Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                          Total
                                                                                                                          Share-
                                            Common stock                      Treasury stock             Retained        holders'
(in thousands)                          Shares          Amount           Shares           Amount         earnings        Equity
                                         -----        --------          --------        --------         --------        --------
BALANCES AT DECEMBER 31, 1997            3,848        $ 24,572             --           $   --           $ 18,894        $ 43,466
                                         =====        ========          ========        ========         ========        ========

Net income                                                                                                  3,679           3,679
20% stock dividend                         769          10,769                                            (10,769)
3 for 2 stock split                      2,308
                                         -----        --------          --------        --------         --------        --------
BALANCES AT DECEMBER 31, 1998            6,925          35,341             --               --             11,804          47,145
                                         -----        --------          --------        --------         --------        --------
Net income                                                                                                  4,731           4,731
                                         -----        --------          --------        --------         --------        --------
BALANCES AT DECEMBER 31, 1999            6,925          35,341             --               --             16,535          51,876
                                         -----        --------          --------        --------         --------        --------
Net income                                                                                                  4,224           4,224
Purchase of treasury stock                                                   89             (451)                           (451)
                                         -----        --------          --------        --------         --------        --------
BALANCES AT DECEMBER 31, 2000            6,925        $ 35,341               89         $   (451)        $ 20,759        $ 55,649
                                         -----        --------          --------        --------         --------        --------

See accompanying Notes to Consolidated Financial Statements.

                           NZ Corporation 2000/Page 19

NZ Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Business
NZ Corporation provides time-sensitive, short-term and participating commercial real estate loans to qualified borrowers throughout California and the southwestern United States. Our wholly-owned subsidiary, Bridge Financial Corporation ("BFC") conducts the lending business. Both directly and through our other subsidiaries, we develop, manage and sell real estate and hold various mineral rights in the Southwest. The Company's operations are subject to a number of risks and uncertainties including but not limited to a downturn in the real estate market, interest rate fluctuations, and availability of funding sources.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of NZ Corporation, its wholly-owned subsidiaries, and investees over 50% owned. The income and equity portion of a consolidated entity, which is not 100% owned by us is shown as non-controlling interest on our statements of income and consolidated balance sheets. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated in consolidation.

Properties and Deferred Costs
Properties are stated at the lower of cost or estimated fair value. Operating properties and properties held for long-term investment are written-down to estimated fair value when a property's estimated undiscounted future cash flow, before interest charges, is less than its book value. Properties held for sale are written down to estimated fair value when the Company determines the carrying cost exceeds the estimated selling price, less costs to sell. Management makes this evaluation on a property-by-property basis. The evaluation of fair value and future cash flows from individual properties requires significant judgment. It is reasonably possible that a change in economic or market conditions could result in a change in management's estimate of fair value.

The transition of our core business from real estate to lending has led to the sale, or holding for sale, of properties previously held for long-term investment.

Depreciation on rental properties and other assets is provided over the estimated useful lives of the assets. Depreciation is computed using the straight-line method. Buildings and improvements are depreciated using lives between 4 and 35 years. Furniture and equipment are depreciated using lives ranging between 3 and 10 years.

Commercial Real Estate Loans and Allowance for Bad Debts
Commercial real estate loans are recorded at cost, less an allowance for bad debts and undisbursed loan proceeds. Management, considering current information and events regarding the borrowers' ability to repay their obligations and the value of collateral, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Impairment losses are included in the allowance for bad debts through a charge to bad debt expense. Interest accrual stops when a loan becomes 90 days past due. Subsequently, cash receipts on impaired loans are applied to reduce the principal amount of such loans until the loan is no longer impaired or until the principal has been recovered, and are recognized as interest income thereafter.

Investments in Joint Ventures
Investments in joint ventures may include loans that, under the relevant accounting literature, are required to be accounted for as joint ventures, in addition to real estate joint ventures. The term "joint venture" as used with respect to those loans does not mean that a partnership relationship exists under applicable law. Joint venture investments are generally accounted for using the equity method, but in some instances the cost method is appropriate.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held in trust, money market accounts, and temporary investments with original maturities of three months or less.

                           NZ Corporation 2000/Page 20

Property Sales and Deferred Revenue
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate. SFAS No. 66 stipulates certain conditions must be met to recognize profit from the sale of real estate using the full accrual method. These conditions include minimum down payments and annual investments by the buyer, and reasonable assurance the related receivable is collectible. We recognize revenue from the sale of properties using the full accrual method when the required conditions are met.

Profits from retail land sales are recognized on the installment basis provided minimum down payments are received. Deferred revenue consists principally of retail land sales, other land sales recorded on the installment basis, and rents collected in advance.

The Company capitalizes construction and development costs as required by Statement of Financial Accounting Standards ("SFAS") No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. The relative sales value method is used to determine cost of sales for residential lots. Cost of sales for the recreational lots are determined by allocating development costs pro-rata by acre. Costs associated with financing or leasing projects are capitalized and amortized over the period benefited by those expenditures.

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

Earnings Per Share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares and dilutive potential common shares (which reflect the effect of in-the-money stock options) outstanding for the period.

Stock - Based Compensation
In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," the Company measures stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair market value at the date of grant, so no compensation expense is recognized. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 8).

Fair Value of Financial Instruments
SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that a company disclose estimated fair values for its financial instruments. The carrying amounts of the Company's commercial real estate loans and notes payable and lines of credit approximate the estimated fair value because they are at interest rates comparable to market rates, given the terms and maturities. The carrying amounts of the Company's cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair value of these instruments due to their short-term maturities. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these fair value estimates are not necessarily indicative of the amounts the Company may pay or receive in actual market transactions.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards
As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Currently, the Company does not use derivative instruments nor did the Company's evaluation identify any imbedded

                           NZ Corporation 2000/Page 21
derivatives in other contracts. Upon adoption of SFAS No. 133 there was no material effect on the financial position or results of operations of the Company.

Reclassifications
Certain financial statement items from prior years have been reclassified to be consistent with the current year financial statement presentation.


NOTE 2:  PROPERTIES, NET

Properties, net are comprised of the following:

In thousands at December 31,                                      2000                 1999
                                                                --------             --------
Rural lands and unimproved urban properties (1)                 $  3,133             $  9,077
Land under development                                            12,370               13,006
Rental properties (2)                                             21,433               21,167
Other real estate owned (3)                                        6,934                7,409
Other                                                              1,737                1,737
Accumulated depreciation, depletion and amortization              (2,731)              (2,145)
Valuation allowance (4)                                             (500)              (3,900)
                                                                --------             --------
                                                                $ 42,376             $ 46,351
                                                                ========             ========

     (1) The property held as of December 31, 2000 is for sale.

     (2) As of December 31, 2000, the Company owned five office/industrial warehouse complexes. Four buildings were multi-tenant and one building was leased to a single tenant. The leases are primarily triple net with a five-year term. As of December 31, 2000, accumulated depreciation for rental properties was $1,516,159. The future rentals on non-cancelable operating leases related to the Company's rental properties and certain mineral leases are as follows: $2,222,283 in 2001; $1,586,321 in 2002;
         $932,319 in 2003; $771,080 in 2004; $583,036 in 2005; and $1,244,532 in
         later years.

     (3) As of December 31, 2000 the Company held, as other real estate owned, one hotel property acquired through foreclosure in 1998 and residential lots in New Mexico acquired in 1999 from the Company's borrower. The hotel required extensive refurbishment. The hotel is located in Phoenix, Arizona and re-opened for operations May 9, 1999. The New Mexico lots are being sold back to the Company's borrower under a rolling option agreement.

     (4) The valuation allowance pertains to properties held for sale as of December 31, 2000 and 1999.


NOTE 3:  COMMERCIAL REAL ESTATE LOANS, NET

Commercial real estate loans, net consist of the following:

In thousands at December 31,                                 2000                 1999
                                                           --------             --------
Managed portfolio                                          $ 50,082             $ 60,112
Less participations                                         (11,688)             (28,540)
                                                           --------             --------
Commercial real estate loans                                 38,394               31,572
Less:  Allowance for bad debts                                 (655)                (555)
          Undisbursed loan proceeds                            (887)              (1,122)
          Loans accounted for as joint ventures              (2,331)              (3,122)
                                                           --------             --------
                                                           $ 34,521             $ 26,773
                                                           ========             ========

Except for loans made in connection with the recreational land sales program, which are discussed below, these loans bear interest at rates ranging from 11.5% to 13.5% with initial terms ranging from 6 to 24 months. All loans are secured by mortgages and/or other security instruments. Participating lenders typically take a position senior to the Company's position with respect to payment of the principal portion of those loans which are participated.

Undisbursed loan proceeds consist principally of interest and construction cost reserve accounts which are held on behalf of borrowers to ensure timely payment of periodic interest payments and final construction costs.

                           NZ Corporation 2000/Page 22

The managed portfolio also includes loans made in connection with the Company's recreational land sales. The notes receivable from these land sales, due over fifteen years, bear interest at rates ranging from 11% to 12%, and are secured by the properties sold. At December 31, 2000 and 1999, mortgage notes receivable relating to these sales totaled $5,998,000 and $5,535,000, respectively. The Company sold recreational land for mortgage notes receivable in the amount of $1,700,000 and $1,040,000 during the years ended December 31, 2000 and 1999, respectively. In 2000 and 1999, the Company collected $975,000 and $1,136,000, respectively, in principal payments on these notes.

Allowance for bad debts
From time to time commercial real estate loans and/or recreational land sale loans may be delinquent or in default. Allowance for bad debts increased to $655,000 at December 31, 2000 from $555,000 at December 31, 1999. The allowance for bad debts is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans. It is management's judgment that the allowance for bad debts is adequate to provide for potential credit losses. The allowance for bad debts is intended to provide for current conditions in the loan portfolio. Changes in economic conditions or other events affecting specific obligors or industries may necessitate additions or deductions to the allowance for bad debts.

Activity related to allowance for bad debts is summarized below:

In thousands for Years Ended December 31,                              2000             1999
                                                                       ----             ----
Balance at beginning of the year                                       $555             $275
Additions                                                               100              280
Deductions                                                              --               --
Charge-offs                                                             --               --
                                                                       ----             ----
Balance at end of the year                                             $655             $555
                                                                       ====             ====
Allowance for bad debts to commercial real estate loans (1)            1.86%            2.03%
                                                                       ====             ====

     (1) Net of undisbursed loan proceeds and loans accounted for as joint ventures.

As of December 31, 2000, two loans in the amount of $1,645,000 were on non-accrual status. As of December 31, 2000, there was no specific reserve allocated to any one loan or group of loans.

The borrower on one of the non-accrual loans is involved in a bankruptcy. The Company is the only significant creditor in the bankruptcy. The principal amount of the loan is $1,370,000. The Company believes the value of the collateral significantly exceeds the principal amount of the loan and that the borrower's bankruptcy will not have a material adverse effect on the Company's results of operations or financial position.

                           NZ Corporation 2000/Page 23

NOTE 4:  RECEIVABLES

Receivables consist of the following:

In thousands at December 31,               2000              1999
                                         ------            ------
Mortgage notes receivable (1)            $2,605            $2,798
Other notes receivable (2)                2,614             2,614
Accounts receivable (3)                     649               825
                                         ------            ------
                                         $5,868            $6,237
                                         ======            ======

     (1) Mortgage notes receivable as of December 31, 2000 consist primarily of five separate notes receivable the Company took back from the sale of land. The notes bear interest at rates ranging from 8% to 11% and have terms ranging from 3 to 15 years. At December 31, 2000, these notes had outstanding balances ranging from $74,000 to $1,000,000. The notes are secured by mortgages on the property sold. One loan in the amount of $74,000 is on non-accrual status as of December 31, 2000.

     (2) Other notes receivable consist of four subordinate tax-exempt municipal bonds the Company received in connection with the sale of the four apartment complexes in New Mexico which the Company previously owned. The bonds pay interest semi-annually at the rate of 8.75% per annum and have terms ranging from 15 to 30 years from the date of issue. The bonds are subordinate to two other bonds issued in connection with the sales. Principal on the bonds is payable out of the excess cash flow from the future operations of the apartments. All four bonds are on non-accrual status as of December 31, 2000. The Company's currently negotiating with the debtor to restructure or repay the bonds. The Company believes it will be paid a discounted amount from the face value. The Company believes the effect of any discounted repayment would be immaterial because revenue recognition on these bonds is fully deferred.

     (3) Accounts receivable consists primarily of rents receivable and interest receivable in connection with the notes described above.


NOTE 5:  NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit consist of the following:

                                             Maturity             Interest
Dollars in thousands at December 31,          date                rate (%)                Payment            2000              1999
------------------------------------          ----                --------                -------            ----              ----
Mortgage loans:
  Commercial buildings (3)                  2006-2018          7.3%-9.125%            monthly p&i         $15,177           $15,444
Development and construction loans               2001             prime(1)       monthly interest              --               515
Revolving lines of credit                        2001          prime(1)(2)       monthly interest          10,012             4,870
Other loans                                      2004                7.60%            various p&i              --               154
                                                                                                          -------           -------
                                                                                                          $25,189           $20,983
                                                                                                          =======           =======

     (1) Certain loans are at variable rates of prime to prime plus 0.25%. Prime rate at December 31, 2000 was 9.50%.

     (2) Certain loans are at 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 475 basis points. 30-day LIBOR at December 31, 2000 was 6.565%.

     (3) These loans are collateralized by first mortgages and related security documents on the Company's rental properties.

One of the Company's majority-owned partnerships obtained a development line of credit from a commercial bank to fulfill certain regulatory requirements with respect to the development of the property. The line, which is secured by the real property being developed by the partnership, expires on July 16, 2001 and has an aggregate commitment amount of $54,034. At December 31, 2000 there was no outstanding balance. The interest rate is at the bank's prime rate plus -1/4%. This loan is guaranteed by the Company. The Company does not expect the joint venture to draw against the line.

The Company has a $13,000,000 partially secured line of credit from a commercial bank, of which $10,000,000 is a revolving line for general corporate purposes, and $3,000,000 of which is a back-up facility for a letter of assurance the bank has provided to Yavapai County in connection with development costs for the Seven Canyons Project. The line bears interest at the prime rate (9.50% as of December 31, 2000) and expires July 17, 2001. At December 31, 2000, there was an outstanding balance of $7,275,000. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of net notes receivable (as defined) to the outstanding loan balance; a specified maximum ratio of debt to net worth; and a specified minimum tangible net worth. At December 31, 2000, the Company was in compliance with these financial covenants.

                          NZ Corporation 2000/Page 24

BFC has a $10,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires August 31, 2001. As amounts are drawn, the line will be secured by certain loan assets of the Company. At December 31, 2000, the outstanding balance was $2,737,500. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth, a specified maximum ratio of debt to tangible net worth, and a specified minimum liquidity. At December 31, 2000, Bridge Financial Corporation was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

Additionally, BFC has a revolving $20,000,000 warehouse line of credit with a different large non-bank commercial lender to finance certain portions of BFC's real estate lending activities. As amounts are drawn, the line will be secured by certain loan assets of the Company. The line bears interest at 30-day LIBOR plus 475 basis points and expires October 1, 2001. At December 31, 2000, there was no outstanding balance. This loan contains financial covenants that require BFC to maintain a minimum tangible net worth and a minimum interest coverage ratio. At December 31, 2000, BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

The principal payment requirements (in thousands) on debt for the years ending December 31 are as follows:

            2001                                   $10,307
            2002                                       319
            2003                                       345
            2004                                       374
            2005                                       406
            Thereafter                              13,438
                                                   -------
                                                   $25,189
                                                   =======

NOTE 6:  INCOME TAXES

Income tax expense is comprised of the following:

In thousands for Years Ended December 31,            2000                    1999                    1998
-----------------------------------------            ----                    ----                    ----
Current:
            Federal                                 $3,445                  $2,008                  $2,899
            State                                      812                     462                     762
Deferred:
            Federal                                 (1,227)                    601                    (831)
            State                                     (288)                     73                    (370)
                                                    ------                  ------                  ------
                                                    $2,742                  $3,144                  $2,460
                                                    ======                  ======                  ======

The reconciliation of the computed statutory income tax expense to the effective income tax expense follows:

In thousands for Years Ended December 31,                 2000                    1999                    1998
-----------------------------------------                 ----                    ----                    ----
Statutory Federal income tax expense                    $2,368                  $2,678                  $2,087
State income taxes, net of Federal benefit                 346                     353                     263
Other                                                       28                     113                     110
                                                        ------                  ------                  ------
                                                        $2,742                  $3,144                  $2,460
                                                        ======                  ======                  ======

                          NZ Corporation 2000/Page 25

The effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities:

In thousands at December 31,                                                 2000            1999
----------------------------                                                 ----            ----
Deferred tax assets:
  Properties, principally due to valuation allowances, depreciation
   and amortization of costs                                               $   434         $ 1,588
  Investments in joint ventures, principally due to capitalization
   and amortization of costs                                                   134             217
  Commercial real estate loans/deferred revenue, principally due
    to installment sales                                                       815             261
 Other                                                                         244             215
                                                                           -------         -------
Total gross deferred tax assets                                              1,627           2,281
                                                                           -------         -------
Deferred tax liabilities:
  Properties, principally due to basis differences upon acquisition         (4,859)         (7,108)
  Other                                                                        (87)             (7)
                                                                           -------         -------
Total gross deferred tax liabilities                                        (4,946)         (7,115)
                                                                           -------         -------
Net deferred tax liability                                                 $(3,319)        $(4,834)
                                                                           =======         =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes that it is more likely than not that the Company will realize the deferred tax assets existing at December 31, 2000.


NOTE 7:  RETIREMENT PLANS

The Company has a 401(k) Savings Plan for all of its employees. The Company matches up to 3% of the employee's salary contributed. Total expense for the Company under this plan was $16,968, $22,496 and $16,800 for 2000, 1999 and 1998, respectively.

NOTE 8:  STOCK OPTION PLAN

On October 27, 1997, the Company's Board of Directors approved the New Mexico and Arizona Land Company 1997 Stock Incentive Plan (the "Plan"). On May 8, 1998, the plan was approved by a vote of the shareholders. The Plan provides that the following types of awards (collectively, "Awards") may be granted under the
Plan: stock appreciation rights ("SARs"); incentive stock options ("ISOs"); non-qualified stock options ("NQSOs"); restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals. Under the Plan, Awards may be granted with respect to a maximum of 500,000 shares of the Company's Common Stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company. Due to stock dividends and stock splits since the inception of the plan there are presently 900,000 shares for which awards may be granted. As of December 31, 2000, ten persons were eligible to participate in the Plan.

During 2000, each Director on the Board was granted options under the Plan to purchase up to 6,000 shares of the Company's common stock. The earliest permitted exercise date of the options is November 20, 2001. The options expire November 20, 2010. No compensation expense was recognized in 2000 because the exercise price was equal to the market price of the common stock at date of the grant.

Effective as of January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company continues to measure stock-based compensation expense as the excess of the market price at the grant date over the amount the employee must pay for the stock.

SFAS No. 123 requires disclosure of pro forma net income and pro forma earnings per share as if the fair value based method had been applied in measuring compensation expense.

                          NZ Corporation 2000/Page 26

Reported and pro forma net income, in thousands, and earnings per share amounts for the years ended December 31, 2000, 1999 and 1998 are set forth below:

                                        2000             1999             1998
                                        ----             ----             ----
Reported:
   Net income                        $   4,224        $   4,731        $   3,679
   Basic earnings per share          $    0.61        $    0.68        $    0.53
   Diluted earnings per share        $    0.61        $    0.68        $    0.53

Pro forma:
   Net income                        $   4,119        $   4,349        $   3,479
   Basic earnings per share          $    0.60        $    0.63        $    0.50
   Diluted earnings per share        $    0.60        $    0.63        $    0.50


The fair values of the options granted were estimated on the dates of their grant using the Black-Scholes option pricing model based on the following assumptions:

                                   2000             1999             1998
                                   ----             ----             ----
Risk free interest rate            4.681%            6.53%           5.204%
Expected life (in years)             2.5              3.5                5
Expected volatility                   50%              48%              44%
Expected dividend yield                0                0                0

Stock options outstanding at December 31, 2000 were as follows:

                                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                                -------------------                        -------------------
                                                       Weighted
                                   Number of       Average Remaining      Weighted        Number of          Weighted
                                    Options        Contractual Life       Average         Options            Average
Range of Exercise Prices          Outstanding        (in years)        Exercise Price    Exercisable      Exercise Price
------------------------          -----------        ----------        --------------    -----------      --------------
$8.33 - $13.11                     517,500              8.85              $ 10.53          337,500           $ 10.50
$5.125                              74,886              8.92                 5.13           74,886              5.13
$4.25                               36,000             10.00                 4.25               --                --

Activity related to stock options is summarized as follows:

Years Ended December 31,
                                                    2000                            1999                           1998
                                                    ----                            ----                           ----
                                                          Weighted                        Weighted                        Weighted
                                                           Average                         Average                         Average
                                                          Exercise                        Exercise                        Exercise
                                          Options          Price           Options         Price           Options         Price
                                          -------          -----           -------         -----           -------         -----
Options outstanding, beginning of year    646,386         $   9.91         571,500        $  10.54         450,000        $  10.55
   Granted                                 36,000             4.25          74,886            5.13         121,500            9.66
   Exercised                                   --               --              --              --              --              --
   Expired/cancelled                      (54,000)              --              --              --              --              --
----------------------------------------------------------------------------------------------------------------------------------
Options outstanding at end of year        628,386                          646,386                         571,500
----------------------------------------------------------------------------------------------------------------------------------
Options exercisable at end of year        412,386                          247,500                         108,000
----------------------------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options
  granted during year                                     $   1.45                        $   2.10                        $   2.42
----------------------------------------------------------------------------------------------------------------------------------

                          NZ Corporation 2000/Page 27

NOTE 9:  CAPITAL STOCK

The Company's Board of Directors approved a stock buy-back program in September 1999. The buy-back program authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market over the 12-month period ended September 30, 2000. In August 2000 the Board of Directors extended the buy-back program to September 30, 2001. As of December 31, 2000, the Company had purchased 89,200 shares at an average price of $4.90.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

From time to time the Company is a party to legal proceedings. All of the legal proceedings the Company is currently involved in are ordinary and routine. The outcome of the legal proceedings is uncertain until they are completed. The Company believes that the results of the current proceedings will not have a material adverse effect on our business or financial condition or results of operations.


NOTE 11:  UNAUDITED QUARTERLY FINANCIAL INFORMATION

Certain unaudited quarterly financial information for the years ended December 31, 2000 and 1999 is presented below:

                                              First        Second       Third       Fourth
(in thousands, except per share data)       Quarter       Quarter     Quarter      Quarter
2000
  Net Sales                                  $5,713        $5,512      $3,966       $4,182
  Expenses                                    2,380         2,476         913        1,875
                                             ------        ------      ------       ------
  Gross Profit                                3,333         3,036       3,053        2,307
                                             ======        ======      ======       ======

Net income                                   $1,318        $1,200      $  916       $  790
                                             ======        ======      ======       ======
Earnings per share(1)
            Basic                             $0.19         $0.17       $0.13        $0.12
            Diluted                           $0.19         $0.17       $0.13        $0.12
                                             ======        ======      ======       ======

1999
  Net Sales                                 $10,484        $5,045      $8,674      $11,409
  Expenses                                    6,500         2,429       5,098        7,485
                                             ------        ------      ------       ------
  Gross Profit                                3,984         2,616       3,576        3,924
                                             ======        ======      ======       ======
Net income                                   $1,226        $  763      $1,418       $1,324
                                             ======        ======      ======       ======
Earnings per share(1)
            Basic                             $0.18         $0.11       $0.20        $0.19
            Diluted                           $0.18         $0.11       $0.20        $0.19
                                             ======        ======      ======       ======

     (1) Includes the effect of a 20% stock dividend paid July 10, 1998 and a 3 for 2 stock split on January 15, 1999 to shareholders of record on December 31, 1998.

NOTE 12:  SEGMENTS

The Short-term Commercial Real Estate Lending segment, conducted through BFC, is primarily engaged in providing direct, short-term gap and participating loans to qualified borrowers throughout California and the southwestern United States who provide suitable real estate projects as collateral. Lending functions include originations, acquisitions and servicing of commercial loans which are not held for sale, but are held to maturity or other disposition. This includes any actions or procedures necessary to foreclose on delinquent loans and take possession of collateral including disposal. Disposal of the collateral may involve the temporary operation or improvement of the repossessed property. If management identifies repossessed assets that would be appropriate for the Company to own/operate on a long-term basis, such assets would become a part of the real estate segment. The Short-term Commercial Real Estate Lending Segment also includes any loans which, under the relevant accounting literature, are required to be accounted for as joint ventures. The Short-term Commercial Real Estate Lending segment also includes loans made in connection with the Company's

                          NZ Corporation 2000/Page 28
recreational land sales. The notes receivable from these land sales, due over fifteen years, bear interest at rates ranging from 11% to 12% and are secured by the properties sold.

BFC seeks to maintain a high quality portfolio using clearly defined underwriting criteria and stringent portfolio management techniques. BFC diversifies its lending activities geographically in the Southwest and among a range of real estate.

The Real Estate segment is primarily engaged in the sale of developed residential lots, the sale or exchange of land, rental income from commercial and industrial buildings, and rental income from leasing rural land. Real estate assets are assessed individually and measured against performance goals. All areas of real estate are assessed using the same performance criteria, not functionality, and looked upon as a whole. Notes receivable included in this segment are the result of real estate land sales and reflect a temporary and natural consequence of the real estate segment.

The Other Business segment primarily includes the Company's mineral rights in Arizona, New Mexico, Colorado, and Oklahoma, including small working and royalty interests in oil and gas wells. Approximately 6,079 of the mineral acres have been leased to operators. Presently, and for the foreseeable future, market conditions are such that production from most of the Company's mineral acres is not economically feasible. Recently the Company has experienced an increase in revenue from this segment due to the completion of new wells in Oklahoma and higher petroleum prices. There can be no assurance that existing or new wells will continue to be productive or that petroleum prices will remain at their current level.

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

Information for the Company's reportable segments reconciles to the Company's consolidated totals as follows:

REVENUES:
Years Ended December 31,
(in thousands)                                     2000           1999           1998
--------------                                     ----           ----           ----
Real Estate                                      $12,812        $31,193        $18,106
Short-term Commercial Real Estate Lending          7,093          5,241          3,752
Other                                                682            136            127
                                                 -------        -------        -------
Consolidated total                               $20,587        $36,570        $21,985
                                                 =======        =======        =======

INCOME AFTER ALLOCATIONS:
Years Ended December 31,
(in thousands)                                     2000           1999           1998
--------------                                     ----           ----           ----
Real Estate                                      $ 4,417        $ 5,857        $ 3,510
Short-term Commercial Real Estate Lending          1,912          1,893          2,505
Other                                                637            125            124
                                                 -------        -------        -------
Income before income taxes                       $ 6,966        $ 7,875        $ 6,139
                                                 =======        =======        =======

                          NZ Corporation 2000/Page 29

IDENTIFIABLE ASSETS:
December 31,
(in thousands)                                     2000           1999
--------------                                     ----           ----
Real Estate                                      $42,799        $46,914
Short-term Commercial Real Estate Lending         49,608         39,489
Other                                                803            815
                                                 -------        -------
Consolidated total                               $93,210        $87,218
                                                 =======        =======

The Company has no single customer that accounts for 10% or more of revenue.

The Short-term Commercial Real Estate Lending segment includes investment income of $18,109, $35,105 and $44,408 and interest expense of $1,901,004, $504,885 and
$216,916 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Real Estate segment includes investment income of $452,091, $568,995, $382,574 and interest expense of $568,865, $1,047,372, and $1,118,089 for the years ended December 31, 2000, 1999 and 1998, respectively.

                          NZ Corporation 2000/Page 30

NZ Corporation and Subsidiaries
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2000
(In thousands)

                                                                              Additions
                                                                     --------------------------
                                                    Balance at       Charged to      Charged to                   Balance at
                                                   Beginning of      costs and         other                       end of
Description                                          period           expenses        accounts     Deductions      period
-----------                                          ------           --------        --------     ----------      ------
Year ended December 31, 1998
   Allowances on properties held for sale           $(3,480)             --              --         $    --       $(3,480)

Year ended December 31, 1999
   Allowances on properties held for sale            (3,480)           (500)             --              80        (3,900)

Year ended December 31, 2000
   Allowances on properties held for sale            (3,900)             --              --           3,400          (500)


                          NZ Corporation 2000/Page 31

NZ Corporation and Subsidiaries
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000
(in thousands)                                                  Cost
                                                               capital-
                                             Initial cost      ized sub-        Gross amount at which
                                              To Company        sequent             carried at close
                                          ------------------      to                  of period(1)
                                                                acqui-       ----------------------------      Accum-
                                                     Bldgs      sition                Buildings                ulated
                                                     and im-    ------                   and                   depre-
                                 Encum-              prove-     Improve-               improve-     Total      ciation       Date
                                brances     Land     ments       ments       Land       ments       (a)(2)      (b)(4)     acquired
                                -------     ----     -----       -----       ----       -----       ------      ------     --------
UNIMPROVED PROPERTIES
 Arizona and New Mexico         $    --   $   880   $    --     $   476     $ 1,356    $    --     $ 1,356     $    --       various

PROPERTIES UNDER DEVELOPMENT
 Arizona and New Mexico(3)           --     1,788        --         166       1,954         --       1,954          --     1992-1995
 Sedona, Arizona                     --     8,003        --       4,208      12,211         --      12,211          --     1995-1997

RENTAL PROPERTIES
 Commercial Buildings
  Tempe, Arizona                    689       462       714         152         462        866       1,328         504          1986
  Tempe, Arizona                  4,893     1,087     1,737       3,520       1,087      5,257       6,344         545          1997
  Phoenix, Arizona                1,898       770     1,964          --         770      1,964       2,734          93          1999
  Gilbert, Arizona                4,342     1,181     4,240         392       1,181      4,632       5,813         211          1999
  Chandler, Arizona               3,355       878     4,281          54         878      4,335       5,213         163          1999

Hotel, Phoenix, Arizona              --     1,023     2,292       2,436       1,023      4,728       5,751         234          1998
                                -------   -------   -------     -------     -------    -------     -------     -------     ---------
                                $15,177   $16,072   $15,228     $11,404     $20,922    $21,782     $42,704     $ 1,750
                                =======   =======   =======     =======     =======    =======     =======     =======     =========

     (1) Tax basis: $30,891,000

     (2) A valuation allowance in the amount of $500,000 was recorded in prior years against property under development located in Sedona, Arizona. The allowance reflects the Company's estimated realizable value upon ultimate disposition of the property. Additionally, a hotel located in Phoenix, Arizona was written down by $200,000 in prior years. The write-down was the amount by which the Company estimated the carrying amount of the asset exceeded the fair value.

     (3) Certain properties are owned by partnerships of which the Company has a 75% ownership.

     (4) Life on which depreciation in the latest income statements is computed:
         5 to 35 years.


                          NZ Corporation 2000/Page 32

(a) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
Years ended December 31,
(in thousands)                                                               2000             1999             1998
--------------                                                               ----             ----             ----
Balance at beginning of year                                               $ 49,558         $ 49,485         $ 53,899
Additions during year:
  Acquisitions through foreclosure                                               --            4,709            1,023
  Other acquisitions                                                            260            4,229              123
  Improvements                                                                3,045           12,729            5,176
Deductions during year:
  Cost of real estate sold                                                  (10,159)         (21,594)         (10,736)
                                                                           --------         --------         --------
Balance at close of year                                                   $ 42,704         $ 49,558         $ 49,485
                                                                           ========         ========         ========

(b) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
Years ended December 31,
(in thousands)                                                               2000             1999             1998
--------------                                                               ----             ----             ----
Balance of accumulated depreciation at beginning of year                   $  1,322         $  3,844         $  4,761
Additions during year:
 Current year's depreciation                                                    615              480              544
Deductions during year:
 Real estate sold                                                              (187)          (3,002)          (1,461)
                                                                           --------         --------         --------
Balance at close of year                                                   $  1,750         $  1,322         $  3,844
                                                                           ========         ========         ========

                          NZ Corporation 2000/Page 33

NZ Corporation and Subsidiaries
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2000
(In thousands)

                                                                                                                         Principal
                                                                                                                         amount of
                                                                                                                          loans
                                                                                                                          subject
                                                                                                  Face     Carrying      to delin-
                                                                                                 amount    amount of       quent
                                                                     Final      Periodic           of        mort-       principal
                                                   Interest        maturity     payment           mort-      gages          or
              Description                            rate            date        terms            gages     (3)(a)       interest
              -----------                            ----            ----        -----            -----     ------       --------
Mortgages on:
Unimproved  Land Sales:
  Arizona (predominately 40-acre parcel sales)        10%-12%      2000-2015                     $6,216     $6,216        $  538
  Colorado                                                10%           2003   Quarterly(5)       1,000      1,000
Residential Land under Development - Arizona         8%-12.5%      2001-2002    Variable(2)(4)    1,324      1,324
Commercial Land under Development:
  Arizona                                             10%-13%      2000-2004    Variable(2)       1,755      1,755
  Arizona                                                 12%           2001     Monthly(2)       1,998      1,998
  California                                            12.5%           2001     Monthly(1)(2)    1,297      1,297
Mixed Land Use Unimproved - Arizona                 12%-13.5%           2001    Variable(1)(2)    1,634      1,634
Operating Properties:
  Arizona                                         11.5%-12.5%      2000-2001     Monthly(1)(2)    1,948      1,948
  Tucson, Arizona                                       11.5%           2001     Monthly(2)       1,224      1,224
  New Mexico                                              11%           2001     Monthly (2)        289        289           289
Operating Agriculture - California                        12%           2001     Monthly(2)       1,940      1,940
Commercial Land Unimproved:
  Arizona                                              12.75%           2001     Monthly(1)(2)    1,214      1,214
  Arizona                                                 13%           2000     Monthly(2)       1,461      1,461         1,461
Residential Land Unimproved:
  Arizona                                              12.75%           2001   Quarterly(2)       4,899      4,899
  Arizona                                         12%-12.875%      2001-2002     Monthly(2)       1,456      1,456
  Arizona                                               13.5%           2001     Monthly(2)       1,831      1,831
  California                                              13%           2001     Monthly(2)         413        413
  California                                              12%           2001     Monthly(2)       4,426      4,426
  New Mexico                                            12.5%           2001     Monthly(2)       1,275      1,275

Allowance for bad debts                                                                                       (655)
--------------------------------------------         --------      ---------    --------------  -------    -------        ------
                                                                                                $37,600    $36,945        $2,288
============================================         ========      =========    ==============  =======    =======        ======

                          NZ Corporation 2000/Page 34

(1) The company's participant in these loans has a preferential right to repayment of principal.

(2) Level payments of interest

(3) Tax basis is $28,949,000

(4) Level payments of principal and interest.

(5) Level payments of principal plus interest on the unpaid balance.


(a) NOTE TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

Years ended December 31,
(In thousands)
                                               2000             1999             1998
                                               ----             ----             ----
Balance at beginning of period               $ 29,567         $ 21,757         $ 15,287
Additions during period:
 New mortgage loans                            24,956           30,335           18,793
 Valuation allowance change                      (100)            (280)              --
Deduction during period:
 Collections of principal                     (17,278)         (22,031)         (12,186)
 Forfeitures on installment contracts            (200)            (214)            (137)
                                             --------         --------         --------
Balance at close of year                     $ 36,945         $ 29,567         $ 21,757
                                             ========         ========         ========

                          NZ Corporation 2000/Page 35

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning the Company's directors is set forth in the Company's proxy statement for its 2001 annual meeting of shareholders under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

         Information required under this item is contained in the Company's 2001 Proxy Statement, under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item is contained in the Company's 2001 Proxy Statement under the heading "Voting Securities, Principal Shareholders, and Management Ownership" and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is contained in the Company's 2001 Proxy Statement under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.


                           NZ Corporation 2000/Page 36

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The consolidated financial statements and schedules are included in Part III,
Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Income - For the Years Ended December 31,
           2000, 1999 and 1998

         Consolidated Statements of Cash Flows - For the Years Ended December
           31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders Equity - For the Years Ended
           December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements - December 31, 2000, 1999
           and 1998

         Schedule II - Valuation and Qualifying Accounts - For the Years Ended December 31, 2000, 1999 and 1998

         Schedule III - Real Estate and Accumulated Depreciation - December 31, 2000

         Schedule IV - Mortgage Loans on Real Estate - December 31, 2000


Exhibits:
        Exhibit 3.1        Articles of Incorporation

        Exhibit 3.2        By-Laws

        Exhibit 21         Subsidiaries of the Company


        All other exhibits are omitted because they are inapplicable, contained elsewhere in the report or have been previously filed with the Securities and Exchange Commission.


                          NZ Corporation 2000/Page 37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NZ Corporation
(Registrant)

/s/R. Randy Stolworthy                       /s/Jerome L. Joseph
-----------------------------                -----------------------------
R. Randy Stolworthy                          Jerome L. Joseph
President                                    Controller and Treasurer
(Principal Executive Officer)                (Principal Financial Officer)

Dated: March 26, 2001


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


/s/Stephen E. Renneckar                     /s/Robert R. Hensler, Jr.
----------------------------                ------------------------------
Stephen E. Renneckar                        Robert R. Hensler, Jr.
Chairman                                    Director


/s/William A. Pope                          /s/Arnold L. Putterman
----------------------------                ------------------------------
William A. Pope                             Arnold L. Putterman
Director                                    Director


/s/Ronald E. Strasburger                    /s/R. Randy Stolworthy
----------------------------                ------------------------------
Ronald E. Strasburger                       R. Randy Stolworthy
Director                                    Director


Dated:  March 26, 2001


                          NZ Corporation 2000/Page 38

NZ CORPORATION
10-K EXHIBIT INDEX
FOR THE YEAR ENDED DECEMBER 31, 2000


EXHIBITS FILED

Exhibit No.    Description

3.1 Amended and restated Articles of Incorporation of the Registrant (composite incorporates all changes in effect as of June 9, 2000).


3.2 Amended and restated By-Laws of the Registrant (composite incorporates all changes in effect as of August 21, 1998).



In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits by reference to the filings set forth below:


Exhibit No.    Description

21             Subsidiaries of the Registrant, incorporated by reference to
               Exhibit 21 to Registrant's Report on Form 10-K for the year ended December 31, 1999.