Form 10-Q
period 2001-03-31
NZ CORP
filed 2001-05-15
CIK 71478

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(mark one)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A .

Commission File Number:   0-497

NZ Corporation
(Exact name of registrant as specified in its charter)

Arizona	43-0433090

(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No.)

333 N. 44th Street, Suite 420, Phoenix, Arizona	85008

(Address of principal executive offices)	(Zip Code)

602/952-8836
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes   X           No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	6,816,936

Class	Outstanding at May 4, 2001

NZ Corporation and Subsidiaries	FORM 10-Q

	Unaudited
Consolidated Balance Sheets	March 31,	December 31,
(in thousands, except share data)	2001	2000

Assets

Properties, net	$42,846	$42,376

Commercial real estate loans, net	35,102	34,521

Receivables	5,319	5,868

Investments in joint ventures	6,811	6,688

Cash and cash equivalents	2,262	2,983

Other	732	774

Total assets	$93,072	$93,210

Liabilities and Shareholders’ Equity

Notes payable and lines of credit	$24,118	$25,189

Accounts payable and accrued liabilities	1,801	1,082

Deferred income taxes	3,220	3,319

Deferred revenue	7,570	7,927

Total liabilities	36,709	37,517

Non-controlling interests	39	44

Commitments and contingencies

Shareholders’ equity:

Preferred stock, no par value; 10,000,000 shares authorized; none issued

Common stock, no par value; 30,000,000 shares authorized; 6,925,636 shares issued	35,341	35,341

Treasury stock, at cost, 108,700 and 89,200 shares	(527)	(451)

Retained earnings	21,510	20,759

Total shareholders’ equity	56,324	55,649

Total liabilities and shareholders’ equity	$93,072	$93,210

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries	FORM 10-Q

Consolidated Statements of Income (Unaudited)
Three months ended March 31,
(in thousands, except per share data)	2001	2000

Revenue:

Property sales	$615	$3,368

Property rentals	977	876

Commercial real estate lending	1,258	1,469

Investment income	140	129

Other	148	208

	3,138	6,050

Expenses:

Cost of property sales	151	1,850

Rental property	473	530

General and administrative	563	659

Interest	548	623

Depreciation, depletion and amortization	210	212

	1,945	3,874

Income Before Joint Ventures, Non-controlling

Interests and Income Taxes	1,193	2,176

Equity in earnings of joint ventures	13	—

Non-controlling interests	5	(18)

Income Before Income Taxes	1,211	2,158

Income taxes	460	840

Net Income	$751	$1,318

Net income per Share of Common Stock

Basic	$0.11	$0.19

Diluted	$0.11	$0.19

Weighted Average Number of Common Shares

Basic	6,820	6,912

Diluted	6,820	6,915

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries	FORM 10-Q

Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31,
(in thousands)	2001	2000

Cash Flows provided by (used in) Operating Activities:

Net income	$751	$1,318

Non-cash items included above:

Depreciation, depletion and amortization	210	212

Deferred revenue	(284)	193

Deferred income taxes	(99)	(630)

Equity in losses (earnings) from joint ventures	(13)	—

Non-controlling interests	(5)	18

Net change in:

Receivables	239	73

Properties under development	(673)	(307)

Other properties	95	1,483

Other assets	42	35

Accounts payable and accrued liabilities	719	1,507

Net cash provided by operating activities	982	3,902

Cash Flows provided by (used in) Investing Activities:

Additions to properties	(102)	(6)

Contributions to joint ventures	(110)	(500)

Collections of principal on commercial real estate loans	1,243	9,081

Additions to commercial real estate loans	(1,587)	(12,851)

Net cash (used in) investing activities	(556)	(4,276)

Cash Flows provided by (used in) Financing Activities:

Proceeds from debt	300	10,990

Payments of debt	(1,371)	(8,904)

Purchase of treasury stock	(76)	(144)

Net cash provided by (used in) financing activities	(1,147)	1,942

Net increase (decrease) in cash and cash equivalents	(721)	1,568

Cash and cash equivalents at beginning of period	2,983	3,661

Cash and cash equivalents at end of period	$2,262	$5,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest (net of amount capitalized)	$562	$569

Income taxes	28	294

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES

Discount on early redemption of bond	$310

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries	FORM 10-Q

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that the accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company’s 2000 annual report on Form 10-K.

2.	The results of operations for the three months ended March 31, 2001 and 2000, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3.	The Company’s consolidated financial statements include the accounts of NZ Corporation, its wholly-owned subsidiaries, Bridge Financial Corporation (“BFC”), NZ Properties, Inc., NZ Development Corporation, NZU, Inc. and Great Vacations International, Inc., and investees over 50% owned. The income and equity portion of a consolidated entity which is not 100% owned by us is shown as non-controlling interest on our statements of income and consolidated balance sheets.

4.	Certain prior period amounts have been reclassified for comparative purposes.

5.	Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares and dilutive potential common shares (which reflect the effect of in-the-money stock options) outstanding for the period.

6.	On April 3, 2001, the Company made a loan to its largest shareholder. The approved amount of the loan is $8,000,000. As of April 30, 2001, $4,750,000 had been funded. The term of the loan is for six months at an interest rate of 20%. The loan is secured by stock the shareholder owns in our Company and repayment is guaranteed by one of the Company’s directors. The transaction was considered and approved by the disinterested members of the Board of Directors.

7.	On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in derivative’s fair value be recognized in current earnings unless specific hedge accounting criteria are met. Currently, the Company does not use derivative instruments nor did the Company’s evaluation identify any embedded derivatives in other contracts. Upon adoption of SFAS No. 133 there was no material effect on the financial position or results of operations of the Company.

8.	The Company is engaged in three operating segments; Real Estate, Short-term Commercial Real Estate Lending and Other Business. The Short-term Commercial Real Estate Lending segment is primarily conducted through BFC.

Reconciliation of Segment Information to Consolidated Amounts

Management evaluates the performance of each segment based on income before income taxes and identifiable assets. Income before income taxes includes allocations of corporate overhead expenses. Identifiable assets include assets employed in the generation of income for each segment.

Information for the Company’s reportable segments reconciles to the Company’s consolidated totals as follows:

REVENUES (UNAUDITED):

	Three months ended
	March 31,
(in thousands)	2001	2000

Real Estate	$1,356	$3,969

Short-term Commercial Real Estate Lending	1,645	1,893

Other	137	188

Consolidated total	$3,138	$6,050

INCOME BEFORE INCOME TAXES (UNAUDITED):

	Three months ended
	March 31,
(in thousands)	2001	2000

Real Estate	$525	$1,391

Short-term Commercial Real Estate Lending	568	593

Other	118	174

Income before income taxes	$1,211	$2,158

IDENTIFIABLE ASSETS:

	Unaudited
	March 31,	December 31,
(in thousands)	2001	2000

Real Estate	$41,988	$42,799

Short-term Commercial Real Estate Lending	50,272	49,608

Other	812	803

Consolidated total	$93,072	$93,210

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

      Consolidated discussions represent data of the Company as presented in the Consolidated Statements of Income. Segment discussions represent data as reported by segment in Note 8 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Consolidated

      For the three months ended March 31, 2001, net income was $751,000 ($0.11 per share) compared to $1,318,000 ($0.19 per share) for the same period in 2000. Pre-tax earnings from property sales declined 69% from $1,518,000 in 2000 to $464,000 in 2001. The decrease is primarily due to one bulk land sale in the 2000 period with no comparable sale in the 2001 period. Operating income from property rentals increased 46% from $346,000 in 2000 to $504,000 in 2001. The increase is primarily due to a lower vacancy rate in 2001 than 2000 for the industrial buildings. The increase in operating income from property rentals is partially offset by an operating loss with respect to real estate owned and operated due to a foreclosure. The operating loss for the property in 2001 is $34,000 compared to an operating loss in 2000 of $143,000. The operating loss associated with this property is included in the Commercial real estate lending segment.

      General and administrative expense declined 14% from $659,000 in 2000 to $563,000 in 2001. The decline is primarily due to a decrease of approximately $70,000 in consulting fees and a decrease of approximately $60,000, due to a smaller staff size in 2001 than in 2000. These decreases were partially offset by increases in other costs.

      The managed loan portfolio of Bridge Financial Corporation (“BFC”), a wholly-owned subsidiary of the Company, stood at $49.8 million as of March 31, 2001, of which $11.5 million was participated with other lenders and $35.1 million (net of an allowance for bad debts of $.6 million and undisbursed loan proceeds of $.3 million) was recorded in the Company’s books in “Commercial real estate loans, net” and $2.3 million was recorded in “Investments in joint ventures”. This compares to a March 31, 2000 managed portfolio of $64.5 million of which $28.5 million was participated with other lenders and $30.6 million (net of an allowance for bad debts of $.6 million and undisbursed loan proceeds of $1.2 million) was recorded in the Company’s books in “Commercial real estate loans, net” and $3.6 million was recorded in “Investments in joint ventures.” As of April 30, 2001 the managed portfolio was $47.8 million of which $6.8 million was participated and $37.8 million (net of an allowance for bad debts of $.6 million and undisbursed loan proceeds of $.3 million) was recorded in the Company’s books in “Commercial real estate loans, net” and $2.3 million was recorded in “Investments in joint ventures”.

Real Estate Segment

      Income before income taxes decreased 62% from $1,391,000 in the first quarter of 2000 to $525,000 in the first quarter of 2001. The decrease is primarily attributable to a decline in property sales. The decrease in identifiable assets from $42,799,000 at December 31, 2000 to $41,988,000 at March 31, 2001 is primarily due to a decrease in receivables from the repayment of a bond.

Short-term Commercial Real Estate Lending Segment

      Revenues declined 12% from $1,893,000 in the first quarter of 2000 to $1,645,000 in the first quarter of 2001. The decline is primarily attributable to a decrease of approximately $40,000 from real estate owned and a decrease of approximately $210,000 from lending revenues. Income after allocations declined slightly from $593,000 in the first quarter of 2000 to $568,000 in the first quarter of 2001. The decrease is primarily due to decreased revenues partially offset by decreased general and administrative costs.

Liquidity and Capital Resources

      We expect to generate cash from the sale of our remaining real estate assets. Cash will also be generated from principal repayments on maturing loans in the Company’s existing loan portfolio and collections from property rentals. In addition, the Company now uses and intends to continue to use participants or other joint funding sources on certain real estate loans. Further, the Company has lines of credit with non-bank commercial lenders and a commercial bank from which it can fund loans.

      The Company continually reviews the best available use of the cash raised from sales of real estate and mineral assets. Evaluation of the strategic alternatives available to the Company may result in acquisitions, merger, or investment in lines of business in which the Company is not currently engaged. The Company is not a party to any binding agreements representing the acquisition of, merger with, or investment in, new businesses or lines of business. The strategic alternatives available to the Company if it is holding a substantial amount of its net worth in cash should be significant, perhaps allowing the Company to participate in sectors that have demonstrated more growth potential than real estate lending.

      The Company intends to negotiate additional or modified lines of credit, as business circumstances require. The Company’s goal in these negotiations will be to improve the effectiveness and cost of available capital and to obtain lines of credit of a size appropriate for the Company’s expected needs. A principal outcome of the Company’s discussions with potential lenders will be to determine how rapidly the Company will be able to grow its commercial real estate lending business. The terms of any new or changed financing arrangement will likely have a material effect upon the Company’s margins in its lending business and on the size of the managed loan portfolio. If the Company is not successful in negotiating such financing, the principal effect will be slower growth in the Company’s lending business, with the pace of growth in the near term being determined at least in significant part by the timing of the Company’s sales of existing real estate assets.

      Our most significant single identifiable land holding is 136 acres of partially developed land located in Yavapai County near Sedona, Arizona, known as the “Seven Canyons Project.” We have begun development work on the project in order to meet certain regulatory deadlines for the completion of work that is under the jurisdiction of the United States Army Corps of Engineers. For the period ended March 31, 2001, the Company invested approximately $650,000 in development costs. The property is currently in escrow. The sale is scheduled to close on or before May 30, 2001. The buyer is contractually obligated to reimburse us for all development expenditures from January 1, 2001 through the date of closing. Except in the case of a breach of the sales agreement by the Company, the buyer has only limited rights, in certain specific circumstances, to cancel the purchase prior to closing. If the sale doesn’t close, the Company will incur approximately $8,000,000 of development costs to complete the work that is currently in progress.

      On April 3, 2001, BFC made a loan to the largest shareholder of the Company. The maximum approved amount of the loan is $8,000,000. As of April 30, 2001, $4,750,000 had been funded. BFC is obligated to fund up to an additional $3,250,000 under the loan agreement. The term of the loan is for six months at an interest rate of 20%. The loan is secured by stock the shareholder owns in the Company and is guaranteed by one of the Company’s directors. The current collateral for the loan is 1,799,083 shares of NZ stock. Once the outstanding loan balance exceeds $5,000,000, the borrower is required to pledge a sufficient number of additional shares to maintain a 75% loan to value ratio. In the event of a default, BFC could exercise its foreclosure rights under the loan agreement and obtain ownership of the collateral, the Company’s stock. This foreclosure would have the effect of a stock repurchase. The aggregate repurchase price would equal the loan amount at the time of default. The price per share for such de facto repurchase would be at an effective price of not more than $2.78 per share. On April 30, 2001 the closing price of the Company’s stock as reported by the American Stock Exchange was $3.95. BFC would also have contractual rights to collect from the guarantor in the event of a default.

      The Company has receivables for four subordinate tax-exempt municipal bonds related to the sale of four apartment complexes in New Mexico, which the Company previously owned. The bonds pay interest semi-annually and have terms ranging from 15 to 30 years from the date of issue. In the first quarter 2001, the Company received a discounted amount from the early redemption of one of the bonds. The Company received $210,000 as repayment for the bond. The face value of the bond was $520,000. The discount has no effect on the Company’s results of operations because revenue recognition on the bond was fully deferred. Negotiations are continuing with the debtor to restructure or repay the remaining bonds. Another bond is projected to repay a discounted amount in the second quarter of 2001. The Company believes that the other two bonds will also be repaid at a discount in the future. The effect of repayment at a discount on all the remaining bonds is expected to be similar to the effect of the repayment that was received in the first quarter. Interest on the remaining three bonds is current as of March 31, 2001. Due to the uncertain outcome of the negotiations and because the debtor has told the Company not to expect regular payments of interest, the bonds remain on non-accrual status.

Interest payments are therefore recognized as interest income when they are received.

      For the three months ended March 31, 2001, the Company’s operating activities provided $982,000 of net cash flows, its investing activities used $556,000 of net cash flows and financing activities used $1,147,000 of net cash flows.

      The Company currently has a $13 million partially secured line of credit from a commercial bank, of which $10 million is a revolving line for general corporate purposes, and $3 million of which is a back-up facility for a letter of assurance the bank has provided to Yavapai County, Arizona, in connection with development costs for the Seven Canyons Project. The line bears interest at the prime rate and expires July 17, 2001. At March 31, 2001 there was an outstanding balance of $6,275,000. As of April 30, 2001 the line had an outstanding balance of $8,275,000. This loan contains financial covenants which require the Company to maintain a specified minimum ratio of net notes receivable (as defined) to the outstanding loan balance; a specified maximum ratio of debt to net worth; and a specified minimum tangible net worth. At March 31, 2001 the Company was in compliance with these financial covenants.

      BFC has a $10,000,000 warehouse line of credit with a large non-bank commercial lender to finance certain portions of BFC’s real estate lending activities. The line bears interest at rates ranging from 30-day LIBOR plus 250 basis points to 30-day LIBOR plus 300 basis points and expires August 31, 2001. As amounts are drawn, the line will be secured by certain loan assets of the Company. At March 31, 2001 and April 30, 2001 the line had an outstanding balance of $2,737,500. This loan contains financial covenants which require BFC to maintain a minimum tangible net worth, a specified maximum ratio of debt to tangible net worth, and a specified minimum liquidity. At March 31, 2001, BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

      Additionally, BFC has a revolving $20,000,000 warehouse line of credit with a different large non-bank commercial lender to finance certain portions of BFC’s real estate lending activities. As amounts are drawn, the line will be secured by certain loan assets of the Company. The line bears interest at 30-day LIBOR plus 475 basis points and expires October 1, 2001. At March 31, 2001 and April 30, 2001 there was no outstanding balance. This loan contains financial covenants that require BFC to maintain a minimum tangible net worth and a minimum interest coverage ratio. At March 31, 2001 BFC was in compliance with these financial covenants. The line of credit is guaranteed by the Company.

      In addition to bank lines, the Company may seek qualified joint venture partners to finance large real estate development projects or loans to the extent that the Company actually engages in such projects or loans in the future. The use of joint venture partners provides a source of capital, reduces the Company’s risk by sharing it with another party, and gives the Company access to expertise that it might not otherwise have for particular projects.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 3.2	Amended and restated By-Laws of the Registrant (composite incorporates all changes in effect as of April 25, 2001).

	Exhibit 10.1	Related party loan agreement dated April 3, 2001.

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NZ Corporation

/s/ Jerome L. Joseph

Controller and Treasurer
(Principal Financial Officer)

/s/ R. Randy Stolworthy

President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2001