Form 10-Q
period 2001-06-30
NZ CORP
filed 2001-08-13
CIK 71478

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	6,816,936 shares

Class	Outstanding at August 8, 2001

NZ Corporation and Subsidiaries	FORM 10-Q

	Unaudited
Consolidated Balance Sheets	June 30,	December 31,
(in thousands, except share data)	2001	2000

Assets

Properties, net	$31,112	$42,376

Commercial real estate loans, net	34,132	34,521

Receivables	11,308	5,868

Investments in joint ventures	2,400	6,688

Cash and cash equivalents	4,337	2,983

Other	843	774

Total assets	$84,132	$93,210

Liabilities and Shareholders’ Equity

Notes payable and lines of credit	$15,033	$25,189

Accounts payable and accrued liabilities	260	1,082

Deferred income taxes	4,167	3,319

Deferred revenue	7,016	7,927

Total liabilities	26,476	37,517

Non-controlling interests	23	44

Commitments and contingencies

Shareholders’ equity:

Preferred stock, no par value; 10,000,000 shares authorized; none issued

Common stock, no par value; 30,000,000 shares authorized; 6,925,636 shares issued	35,341	35,341

Treasury stock, at cost, 108,700 and 89,200 shares	(527)	(451)

Retained earnings	22,819	20,759

Total shareholders’ equity	57,633	55,649

Total liabilities and shareholders’ equity	$84,132	$93,210

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries	FORM 10-Q

Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six Months ended June 30,

	2001	2000	2001	2000

Revenue:

Property sales	$13,680	$3,268	$14,295	$6,636

Property rentals	924	837	1,901	1,713

Commercial real estate lending	1,500	1,407	2,758	2,876

Investment income	214	151	354	280

Other	916	289	1,064	497

	17,234	5,952	20,372	12,002

Expenses:

Cost of property sales	13,358	1,997	13,509	3,847

Rental property	597	479	1,070	1,009

General and administrative	542	765	1,105	1,424

Interest	479	535	1,027	1,158

Depreciation, depletion and amortization	211	214	421	426

	15,187	3,990	17,132	7,864

Income Before Income Taxes, Joint Ventures And Non-controlling interests	2,047	1,962	3,240	4,138

Income taxes	721	758	1,181	1,598

Equity in earnings of joint ventures	(24)	—	(11)	—

Non-controlling interests	7	(4)	12	(22)

Net Income	$1,309	$1,200	$2,060	$2,518

Net Income per Share of Common Stock

Basic	$0.19	$0.17	$0.30	$0.36

Diluted	$0.19	$0.17	$0.30	$0.36

Weighted Average Number of Common Shares

Basic	6,817	6,884	6,819	6,898

Diluted	6,819	6,898	6,820	6,899

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries	FORM 10-Q

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30,

(in thousands)	2001	2000

Cash Flows provided by (used in) Operating Activities:

Net income	$2,060	$2,518

Gain from sale of investments in joint ventures	(796)	—

Non-cash items included above:

Depreciation, depletion and amortization	421	426

Deferred revenue	(463)	(24)

Deferred income taxes	848	(654)

Allowance for bad debts	(40)	100

Equity in losses (earnings) from joint ventures	11	—

Non-controlling interests	(12)	22

Net change in:

Receivables	(6,200)	149

Properties under development	12,224	768

Other properties	(1,279)	1,699

Other assets	(69)	71

Accounts payable and accrued liabilities	(822)	102

Net cash provided by operating activities	5,883	5,177

Cash Flows provided by (used in) Investing Activities:

Additions to properties	(103)	(164)

Contributions to joint ventures	(121)	(1,869)

Distributions from joint ventures	140	—

Proceeds from loans accounted for as joint ventures	478	—

Proceeds from sale of real estate held by a joint venture	4,576	—

Collections of principal on commercial real estate loans	7,981	10,417

Additions to commercial real estate loans	(7,239)	(19,480)

Net cash provided by (used in) investing activities	5,712	(11,096)

Cash Flows provided by (used in) Financing Activities:

Proceeds from debt	5,300	18,227

Payments of debt	(15,456)	(13,012)

Distribution to non-controlling partners	(9)	(100)

Purchase of treasury stock	(76)	(312)

Net cash (used in) provided by financing activities	(10,241)	4,803

Net increase (decrease) in cash and cash equivalents	1,354	(1,116)

Cash and cash equivalents at beginning of period	2,983	3,661

Cash and cash equivalents at end of period	$4,337	$2,545

See accompanying Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Cash Flows – Continued (Unaudited)
Six Months Ended June 30,

(in thousands)	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:

Interest (net of amount capitalized)	$1,102	$1,180

Income taxes	1,208	2,564

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES Discount on early redemptions of bonds	$760

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries	FORM 10-Q

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that the accompanying statements be read in conjunction with the consolidated financial statements appearing in the Company’s 2000 annual report on Form 10-K.

2.	The results of operations for the six months ended June 30, 2001 and 2000, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3.	The Company’s consolidated financial statements include the accounts of NZ Corporation, its wholly-owned subsidiaries, Bridge Financial Corporation (“BFC”), NZ Properties, Inc., NZ Development Corporation, NZU, Inc. and Great Vacations International, Inc., and investees over 50% owned. That portion of a consolidated entity which is not owned by us is shown as non-controlling interest on our statements of income and consolidated balance sheets.

4.	Certain prior period amounts have been reclassified for comparative purposes.

5.	Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares and dilutive potential common shares (which reflect the effect of in-the-money stock options) outstanding for the period.

6.	On April 3, 2001, the Company made a loan to its largest shareholder. The maximum approved amount of the loan is $8,000,000. As of June 30, 2001, $4,750,000 had been funded. The term of the loan is for six months at an interest rate of 20%. The loan is secured by stock the shareholder owns in the Company and repayment is guaranteed by one of the Company’s directors. The transaction was considered and approved by the disinterested members of the Board of Directors.

7.	On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative’s fair value be recognized in current earnings unless specific hedge accounting criteria are met. Currently, the Company does not use derivative instruments nor did the Company’s evaluation identify any embedded derivatives in other contracts. Upon adoption of SFAS No. 133 there was no material effect on the financial position or results of operations of the Company.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. NZ will adopt SFAS No. 142 as of January 1, 2002. NZ is evaluating the impact of adoption of these standards and has not yet determined the effect of adoption on its financial position or results of operations.

8.	The Company is engaged in three operating segments; Real Estate, Short-term Commercial Real Estate Lending and Other Business. The Short-term Commercial Real Estate Lending segment is primarily conducted through BFC.

Reconciliation of Segment Information to Consolidated Amounts

Management evaluates the performance of each segment based on income before income taxes, including equity in earnings from joint ventures and non-controlling interests and identifiable assets. Income before income taxes includes allocations of corporate overhead expenses. Identifiable assets include assets employed in the generation of income for each segment.

Information for the NZ’s reportable segments reconciles to NZ’s consolidated totals as follows:

REVENUES (UNAUDITED):

	Three Months Ended June 30,		Six months ended June 30,
(in thousands)	2001	2000	2001	2000

Real Estate	$14,562	$4,156	$15,918	$8,125

Short-term Commercial Real Estate Lending	2,559	1,719	4,204	3,612

Other	113	77	250	265

Consolidated total	$17,234	$5,952	$20,372	$12,002

INCOME AFTER ALLOCATIONS (UNAUDITED):

	Three Months Ended June 30,		Six months ended June 30,
(in thousands)	2001	2000	2001	2000

Real Estate	$335	$1,512	$860	$2,903

Short-term Commercial Real Estate Lending	1,599	378	2,167	971

Other	96	68	214	242

Income before income taxes	$2,030	$1,958	$3,241	$4,116

IDENTIFIABLE ASSETS:

	Unaudited
	June 30,	December 31,
(in thousands)	2001	2000

Real Estate	$37,890	$42,799

Short-term Commercial Real Estate Lending	45,423	49,608

Other	819	803

Consolidated total	$84,132	$93,210

9.	On July 9, 2001, NZ entered into a definitive merger agreement with Lipid Sciences, Inc., a privately held medical technology company headquartered in Pleasanton, California. Under the terms of the merger agreement NZ will issue approximately 15,935,000 common shares to the stockholders of Lipid Sciences, and change its name to Lipid Sciences, Inc. The merger is subject to the approval of NZ and Lipid Sciences shareholders, and other customary closing conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Since November 1997, NZ has re-positioned its historical static assets from real estate development and sales into commercial real estate lending. NZ has entered the final phase of its plan to dispose of its real estate and mineral assets. NZ continually reviews the best available use of the cash raised from sales of real estate and mineral assets. NZ believes that the sale of these assets, for which the realization of value may otherwise be years in the future, and the subsequent acquisition of other assets or enterprises which earn a current return, will be in the best interests of the stockholders. Evaluation of the strategic alternatives available to NZ may result in investment in lines of business in which NZ is not currently engaged. The strategic alternatives available to NZ if it is holding a substantial amount of its net worth in cash should be significant, perhaps allowing NZ to participate in sectors that have demonstrated more growth potential than real estate lending.

     On July 9, 2001, NZ entered into a definitive merger agreement with Lipid Sciences, Inc., a privately held medical technology company headquartered in Pleasanton, California. Under the terms of the merger agreement NZ will issue approximately 15,935,000 common shares to the stockholders of Lipid Sciences, and change its name to Lipid Sciences, Inc. NZ shareholders at the time of the merger will receive a right that under certain circumstances entitles NZ shareholders to additional shares. The Board of Directors of Lipid Sciences and the Special Committee of the NZ Board of Directors have unanimously approved the transaction, which is expected to be tax-free to the shareholders of both companies. The merger is subject to the approval of NZ and Lipid Sciences shareholders, and other customary closing conditions. In connection with the merger, Lipid Sciences required NZ’s largest shareholder to sell Lipid Sciences approximately 1.5 million shares of NZ stock and grant Lipid Sciences a voting proxy to vote all of the shareholder’s stock, which represents approximately 43% of the outstanding stock of NZ, in favor of the merger.

Results of Operations

     Consolidated discussions represent data of NZ as presented in the Consolidated Statements of Income. Segment discussions represent data as reported by segment in Note 8 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Consolidated

     Revenues increased 70% from $12,002,000 to $20,372,000 for the six-month period ended June 30, 2001 as compared to the same period in 2000 and increased 189% from $5,952,000 to $17,234,000 for the three-month period ended June 30, 2001 as compared to the same period in 2000. The increase for the second quarter 2001 and for the six-month period ended June 30, 2001 is primarily attributable to increased revenue from the sale of real estate known as the Seven Canyons Project with no comparable sale in either period in 2000. Other income increased 114% from $497,000 to $1,064,000 for the six-month period ended June 30, 2001 as compared to the same period in 2000 and increased 216% from $289,000 to $916,000 for the three-month period ended June 30, 2001 as compared to the same period ended 2000. Both increases are primarily attributable to the recognition of revenue in connection with the repayment of a loan accounted for as a joint venture, and the sale of real estate owned in a joint venture in the second quarter 2001. Revenue associated with loans accounted for as joint ventures is recognized after all principal has been repaid.

     For the six months ended June 30, 2001, net income was $2,060,000 ($0.30 per share) compared to $2,518,000 ($0.36 per share) for the same period in 2000. For the three months ended June 30, 2001, net income was $1,309,000 ($0.19 per share) compared to $1,200,000 ($0.17 per share) for the same period in 2000. Pre-tax earnings from property sales declined 71% from $2,789,000 to $786,000 for the six-month period ended June 30, 2001 as compared to the same period in 2000 and declined 74% from $1,271,000 to $322,000 for the three-month period ended June 30, 2001 as compared to the same period in 2000. Both decreases are primarily due to lower profit margins in 2001 than in 2000, partially offset by the recognition of deferred revenue in the second quarter of 2001 from the early redemption of two tax-exempt municipal bonds NZ received in connection with the prior sale of apartment complexes in New Mexico. The lower profit margin in 2001 is primarily attributable to the mix of the real estate sold and a pre-tax loss of $183,000 on the sale of the Seven Canyons Project. This loss was because the buyer’s contractual obligation to reimburse certain development costs incurred by NZ was not sufficient for NZ to recover all of those costs.

     General and administrative expense declined by $319,000 or 22%, from $1,424,000 to $1,105,000 for the six-month period ended June 30, 2001 as compared to the same period in 2000. The decline is primarily due to a decrease of approximately $70,000 in consulting fees, a decrease of approximately $125,000 due to a smaller staff size in 2001 than in 2000 and a decrease in the loan loss reserve of $40,000 in 2001 compared to an increase of $100,000 in 2000. These decreases were partially offset by increases in other costs.

     The managed loan portfolio of Bridge Financial Corporation (“BFC”), a wholly-owned subsidiary of NZ, was $41.3 million as of June 30, 2001, of which $4.6 million was participated with other lenders and $34.1 million (net of an allowance for bad debts of $.6 million and undisbursed loan proceeds of $.1 million) was recorded in NZ’s books in “Commercial real estate loans, net” and $1.9 million was recorded in “Investments in joint ventures”. This compares to a June 30, 2000 managed portfolio of $72.1 million of which $29.3 million was participated with other lenders and $36.0 million (net of an allowance for bad debts of $.7 million and undisbursed loan proceeds of $1.1 million) was recorded in NZ’s books in “Commercial real estate loans, net” and $5.0 million was recorded in “Investments in joint ventures.” As of July 31, 2001 the managed portfolio was $36.7 million of which $4.3 million was participated and $29.8 million (net of an allowance for bad debts of $.6 million and undisbursed loan proceeds of $.1 million) was recorded in NZ’s books in “Commercial real estate loans, net” and $1.9 million was recorded in “Investments in joint ventures”.

Real Estate Segment

     Revenues increased 95% from $8,125,000 to $15,918,000 for the six-month period ended June 30, 2001 as compared to the same period in 2000 and increased 250% from $4,156,000 to $14,562,000 for the three-month period ended June 30, 2001 as compared to the same period in 2000. The increase for each period is primarily attributable to sale of real estate known as the Seven Canyons Project with no comparable sale in either period in 2000.

     Income after allocations decreased 70% from $2,903,000 to $860,000 for the six-month period ended June 30, 2001 as compared to the same period in 2000 and decreased 77% from $1,512,000 to $335,000 for the three-month period ended June 30, 2001 as compared to the same period in 2000. Both decreases are primarily attributable to lower profit margins in 2001 than in 2000, partially offset by the recognition of deferred revenue in the second quarter of 2001 from the early redemption of two tax-exempt municipal bonds NZ received in connection with the prior sale of apartment complexes in New Mexico.

     The decrease in identifiable assets from $42,799,000 at December 31, 2000 to $37,890,000 at June 30, 2001 is primarily due to a decrease in properties offset by an increase in receivables related to the sale of the Seven Canyons Project.

Short-term Commercial Real Estate Lending Segment

     Revenues increased 16% from $3,612,000 to $4,204,000 for the six-month period ended June 30, 2001 compared to the same period in 2000 and increased 48% from $1,719,000 to $2,559,000 for the three-month period ended June 30, 2001 compared to the same period in 2000. Both increases are primarily attributable to the recognition of revenue in connection with the repayment of a loan accounted for as a joint venture, and the sale of real estate owned in a joint venture in the second quarter 2001. Revenue associated with loans accounted for as joint ventures is recognized after all principal has been repaid.

     Income after allocations increased 123% from $971,000 to $2,167,000 for the six-month period ended June 30, 2001 as compared to the same period in 2000 and increased 323% from $378,000 to $1,599,000 for the three-month period ended June 30, 2001 as compared to the same period in 2000. The increase is primarily due to increased revenues, decreased general and administrative costs due to a smaller staff size in 2001 versus 2000 and a decrease in the loan loss reserve of $40,000 in 2001 compared to an increase of $100,000 in 2000.

Liquidity and Capital Resources

     On July 9, 2001, NZ entered into a definitive merger agreement with Lipid Sciences, Inc. Through the end of the second quarter, NZ has incurred approximately $100,000 of expense in connection with the proposed transaction. NZ anticipates that it will incur significant transaction-related expenses during the third quarter. NZ has adequate cash resources with which to pay the anticipated expenses.

     NZ expects to generate cash from the sale of its remaining real estate assets. Cash will also be generated from interest payments and from principal repayments on maturing loans in the Company’s existing loan portfolio and collections from property rentals. In addition, NZ now uses and may in the future use participants or other joint funding sources on certain real estate loans. Further, NZ has lines of credit with non-bank commercial lenders and a commercial bank from which it can fund loans.

     On May 30, 2001, NZ sold its most significant single identifiable land holding, the Seven Canyons Project. The Seven Canyons Project was 136 acres located in Yavapai County near Sedona, Arizona. The Seven Canyons Project was approved for the development of an 18-hole golf course and 300 two-bedroom timeshare units. The sale price was $12,500,000. NZ received $6,000,000 in cash and a note in the amount of $6,500,000. Additionally, the buyer reimbursed NZ for most of the development expenditures NZ incurred from January 1, 2001 through the date of the sale. The note matures on May 31, 2007, and has an initial interest rate of 9.25%. The interest rate increases by 75 basis points at each two-year anniversary of the note. Interest payments are due monthly. Annual interest payments currently total $601,250.

     In 1999, NZ recorded receivables for four subordinate tax-exempt municipal bonds received as partial consideration related to the sale of four apartment complexes in New Mexico, which NZ previously owned. The bonds pay interest semi-annually and have terms ranging from 15 to 30 years from the date of issue. NZ received a discounted amount from the early redemption of two of the bonds. One bond was redeemed in the first quarter of 2001 and another bond was redeemed in the second quarter of 2001. NZ received a total of $510,000 as repayment for the two bonds. The face value of the two bonds was $1,270,000. The discounts have no effect on NZ’s results of operations because revenue recognition on the bonds was fully deferred. Negotiations are continuing with the debtor to restructure or repay the remaining bonds. NZ believes that the other two bonds will also be repaid at a discount in the future. The effect of repayment at a discount on the remaining bonds is expected to be similar to the effect of the repayments NZ received on the first two bonds. Interest on the remaining two bonds is current as of June 30, 2001. Due to the uncertain outcome of the negotiations and because the debtor has told NZ not to expect regular payments of interest, the bonds remain on non-accrual status. Interest payments are therefore recognized as interest income when they are received.

     For the six months ended June 30, 2001, NZ’s operating activities provided $5,883,000 of net cash flows primarily from the sale of real estate. Investing activities provided $5,712,000 of net cash flows primarily from the repayment of loans and loans accounted for as joint ventures. Financing activities used $10,241,000 of net cash flows primarily attributable to the repayment of debt.

     NZ may negotiate additional or modified lines of credit, as business circumstances require. NZ’s goal in these negotiations will be to improve the effectiveness and cost of available capital and to obtain lines of credit of a size appropriate for NZ’s expected needs. The terms of any new or changed financing arrangement will likely have a material effect upon NZ’s margins in its lending business and on the size of the managed loan portfolio. If NZ is not successful in negotiating such financing, the principal effect will be slower growth in NZ’s business, with the pace of growth in the near term being determined at least in significant part by the timing of the NZ’s sales of existing real estate assets.

     NZ currently has a $10 million partially secured revolving line of credit from a commercial bank for general corporate purposes. The line bears interest at the prime rate and expires August 22, 2001. At June 30, 2001 and July 31, 2001 there was no outstanding balance. This loan contains financial covenants which require NZ to maintain a specified minimum ratio of net notes receivable (as defined) to the outstanding loan balance; a specified maximum ratio of debt to net worth; and a specified minimum tangible net worth. At June 30, 2001, NZ was in compliance with these financial covenants.

     BFC has a revolving $20,000,000 warehouse line of credit from a large non-bank commercial lender to finance certain portions of BFC’s real estate lending activities. As amounts are drawn, the line will be secured by certain loan assets of NZ. The line bears interest at 30-day LIBOR plus 475 basis points and expires October 1, 2001. At June 30, 2001 and July 31, 2001 there was no outstanding balance. This loan contains financial covenants that require BFC to maintain a minimum tangible net worth and a minimum interest coverage ratio. As of June 30, 2001, BFC was in compliance with these financial covenants. The line of credit is guaranteed by NZ. BFC does not anticipate drawing on this line of credit or renewing this line of credit at maturity.

     In addition to bank lines, NZ may seek qualified joint venture partners to finance large real estate development projects or loans to the extent that NZ actually engages in such projects or loans in the future. The use of joint venture partners provides a source of capital, reduces NZ’s risk by sharing it with another party, and gives NZ access to expertise that it might not otherwise have for particular projects.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. NZ will adopt SFAS No. 142 as of January 1, 2002. NZ is evaluating the impact of adoption of these standards and has not yet determined the effect of adoption on its financial position or results of operations.

PART II —OTHER INFORMATION

Item 5. Other Information

The date of the Company’s 2001 annual meeting of stockholders will be changed by more than 30 calendar days from June 9, the date on which the Company’s 2000 annual meeting of stockholders was held. The actual date of the 2001 annual stockholders meeting will be set forth in the Company’s definitive proxy statement, which will be mailed to stockholders and filed with the Securities and Exchange Commission on a future date. Because the date of the 2001 annual meeting has changed more than 30 days from the date of the 2000 annual meeting, the deadline for submitting stockholder proposals for inclusion in the Company’s 2001 proxy materials pursuant to Rule 14a-8 promulgated by the Commission is a reasonable time before the Company begins to print and mail its definitive proxy materials for the 2001 annual meeting. Notice of proposals submitted for the 2001 annual meeting other than pursuant to Rule 14a-8 must be timely given in accordance with the Company’s bylaws, which have been previously filed with the Commission.

Item 6. Exhibits and Reports on Form 8-K

(b)	No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NZ Corporation

/s/Jerome L. Joseph
Controller and Treasurer
(Principal Financial Officer)

/s/R. Randy Stolworthy
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2001