Form 10-K405/A
period 2000-12-31
NZ CORP
filed 2001-09-06
CIK 71478

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
Form 10-K/A
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[No Fee Required] For the transition period from to

Commission File Number 0-497

NZ Corporation
(Exact Name of Registrant as Specified in its Charter)

Arizona	43-0433090
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

333 North 44th Street, Suite 420
Phoenix, Arizona 85008
(Address of Principal Executive Offices)

New Mexico and Arizona Land Company
3033 North 44th Street, Suite 270
Phoenix, Arizona 85018
[Registrant’s former name and address]

Registrant’s Telephone Number, including area code: (602) 952-8836

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of Each Class: Common Stock, no par value

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 23, 2001 was $11,403,398 based upon the closing price on the American Stock Exchange of $5.60 per share on such date. For purposes of this disclosure, shares held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the Registrant’s Common Stock outstanding as of August 23, 2001 was 6,816,936 shares.

PART III

Items 10, 11, 12 and 13 to the annual report of NZ Corporation (the “Company”) on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001 are hereby replaced in their entirety by the following:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Current Directors And Executive Officers

         The current directors and executive officers of the Company are as follows:

Name	Age	Position

R. Randy Stolworthy(1)	45	President, Chief Executive Officer and Director
Jerome L. Joseph	43	Treasurer, Secretary and Controller
Stephen E. Renneckar(1) (2)	56	Chairman of the Board
Robert R. Hensler, Jr. (2) (3)	59	Director
William A. Pope(1)	45	Director
Arnold L. Putterman(3)	62	Director
Ronald E. Strasburger(2) (3)	62	Director

(1)	Member of the executive committee.

(2)	Member of the compensation and nominating committee.

(3)	Member of the audit committee.

         R. Randy Stolworthy. Mr. Stolworthy has served as a director of the Company since 1998. Since November 1997, Mr. Stolworthy has been President and Chief Executive Officer of the Company. He joined the Company in February 1997 as Executive Vice President and Chief Operating Officer. From 1992 to 1997, he founded and managed R.R. Stolworthy, Inc., a real estate investment and development company in Phoenix. From 1987 to 1992, he co-founded and was President of Voicelink Data Services, a credit and marketing service company in Redmond, Washington. Prior to 1987, he was a General Partner in FBS Venture Capital Company and manager of the Seattle office and portfolio.

         Jerome L. Joseph. Since 1998, Mr. Joseph has been Treasurer, Secretary and Controller of the Company. He has worked with both public and private companies in compliance, reporting, capital formation and cash management. For the seven months prior to joining the Company, Mr. Joseph was a financial consultant to a start-up food manufacturing company. For the one year prior to that, Mr. Joseph was Vice President and Treasurer of a healthcare company. Before that, he spent several years in the real estate business, serving three years at UDC Homes Inc. as Manager of Finance and 10 years at Homes by Dave Brown, the last four years as Senior Vice President-Finance and Treasurer.

         Stephen E. Renneckar. Mr. Renneckar has served as a director of the Company since 1994. Since October 1992, Mr. Renneckar served as Vice President and General Counsel of SunChase Holdings, Inc., which is engaged in the business of acquiring, developing, managing, and marketing residential and commercial properties in the United States and wood products, fiber optic cable, and computer software in the United States and abroad. Prior to joining SunChase Holdings, Inc., Mr. Renneckar was a partner with the law firm of O’Connor, Cavanagh, Anderson, Westover, Killingsworth & Beshears in Tucson, Arizona.

         Robert R. Hensler, Jr. Mr. Hensler has served as a director of the Company since 1998. Mr. Hensler is a private investor. From 1991 to 1997, Mr. Hensler was President of R.R. Hensler, Inc., the principal business of which was mortgage banking. From 1976 to 1990, Mr. Hensler was managing partner of Hensler Brothers, a trading and market making firm on the Philadelphia Stock Exchange, where he was a member of the Board of Governors in 1982-83.

         William A. Pope. Mr. Pope has served as a director of the Company since 1995. Mr. Pope served as President and Chief Executive Officer of the Company from June 1994 until November 1997. Since 1993, Mr. Pope has served as President and Chief Executive Officer of SunChase Holdings, Inc. and its affiliated companies. Prior to 1993, Mr. Pope served as Executive Vice President and Chief Operating Officer of SunChase Holdings, Inc. and its affiliated companies. SunChase Holdings, Inc. is engaged in the business of acquiring, developing, managing, and marketing residential and commercial properties in the United States and wood products, fiber optic cable, and computer software in the United States and abroad. Mr. Pope also is President of the managing member of Sun NZ, the Company’s largest stockholder.

         Arnold L. Putterman. Mr. Putterman has served as a director of the Company since 1988. Mr. Putterman is an attorney in private practice in New York City at Putterman & Putterman. In addition, since 1970, Mr. Putterman has been a partner of SNF Management Services. SNF Management Services is involved in the development and management of health facilities and commercial real estate.

         Ronald E. Strasburger. Mr. Strasburger has served as a director of the Company since 1994. Since 1993, Mr. Strasburger has been employed by Sterling Pacific Management Services, Inc. (SPMS), which is in the business of portfolio purchases and sales. He has served as President of SPMS since January 1997. From 1990 to 1991, he was employed by the Resolution Trust Corporation. From 1991 to 1993, he was self-employed as a consultant for the review, negotiation and disposition of complex real estate portfolios for various institutions.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons owning more than 10% of the Company’s common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based on its review of the copies of such reports furnished to the Company, or representations from certain reporting persons that no other reports were required, the Company believes that all applicable filing requirements were complied with during the fiscal year ended December 31, 2000.

Nominees for Directors of the Company

         The Company’s Articles of Incorporation and Bylaws provide that the number of directors constituting the Company’s Board of Directors shall not be less than five nor more than nine. The Board of Directors has determined by resolution that the Board of Directors will have seven members, each serving a two-year term. Directors are denominated Class A directors, whose term expires in odd-numbered years, and Class B directors, whose term expires in even-numbered years. There is currently one vacancy on the Board of Directors. At the Company’s 2001 annual meeting of stockholders, three Class A directors will be elected to serve until their successors are duly elected and qualified. Under Arizona law and the Company’s Bylaws, the election of directors to the Board of Directors of the Company is subject to the approval of the Company’s stockholders. The affirmative vote of the holders of a plurality of all of the Company’s outstanding shares of common stock at the annual meeting at which a quorum is present at the time of such vote is required to elect the directors of the Company.

         Nominees For Terms As Class A Directors. At the annual meeting, William A. Pope, Robert R. Hensler, Jr. and Ronald E. Strasburger have been nominated as Class A directors, with terms expiring at the Company’s 2003 annual meeting of stockholders or until such director’s successor is duly elected and qualified. For biographical information on Messrs. Pope, Hensler and Strasburger, see “Current Directors And Executive Officers” above in this Item 10.

         Continuing In Office As Class B Directors. Arnold L. Putterman, Stephen E. Renneckar and R. Randy Stolworthy are continuing Class B directors of the Company. For biographical information on Messrs. Putterman, Renneckar and Stolworthy, see “Current Directors And Executive Officers” above in this Item 10.

         Nominees For Terms To Begin Upon Consummation Of The Merger With Lipid Sciences, Inc. If the merger (the “Merger”) of Lipid Sciences, Inc. (“Lipid”) with and into the Company as described in the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 7, 2001, as amended (the “Registration Statement”), is completed, then consistent with the Agreement and Plan of Merger entered into on July 9, 2001, by and between Lipid and the Company with respect to the Merger (the “Agreement and Plan of Merger”), the directors of the Company holding office immediately prior to the Merger, except for William A. Pope, will resign from their respective positions on the Board of Directors of the Company. Subject to stockholder approval, Messrs. Christopher A. Marlett and Phil Radlick, as Class A directors, and Messrs. Bill E. Cham, Gary S. Roubin and Frank M. Placenti, as Class B directors, will fill the five vacant seats on the Company’s Board of Directors following the Merger and effective upon such resignations. William A. Pope will continue to serve on the Board of Directors of the surviving corporation as a Class A director. The following is biographical information with respect to Messrs. Marlett, Radlick, Cham, Roubin and Placenti and the persons expected to be the executive officers of the surviving corporation following the Merger. For biographical information with respect to Mr. Pope, see “Current Directors And Executive Officers” above in this Item 10.

Name	Age	Position

Phil Radlick, Ph.D.	63	President, Chief Executive Officer and Director
Barry D. Michaels	51	Chief Financial Officer
Marc Bellotti	50	Vice President-Product Development
Jo-Ann B. Maltais, Ph.D.	52	Vice President-Scientific Affairs
Robert J. Chin, Ph.D.	55	Vice President-Clinical and Regulatory Affairs
Dale Richardson	45	Vice President-Sales and Marketing
Susan A. Capello	41	Vice President-Intellectual Property
Christopher A. Marlett	37	Chairman of the Board and Director
Bill E. Cham, Ph.D.	55	Director
William A. Pope	45	Director
Frank M. Placenti	47	Director
Gary S. Roubin, M.D., Ph.D.	53	Director

         Phil Radlick, Ph.D. Dr. Radlick has served as President, Chief Executive Officer and Director of Lipid since June 2000. Dr. Radlick has extensive experience in commercializing devices in the cardiovascular field. From 1994 to June 2000, Dr. Radlick served as President and Chief Executive Officer of Cardima, Inc. From 1992 to 1994, he served as President and Chief Executive Officer of Hepatix, a start-up extracorporeal liver assist device company. Prior to that, from 1985 to 1992 he was President and Chief Executive Officer of Edwards Cardiovascular, a division of Baxter Healthcare. Dr. Radlick holds a Bachelor of Science in Chemistry and a Ph.D. in Organic Chemistry, both from the University of California, Los Angeles.

         Barry D. Michaels. Mr. Michaels became a Vice President and Chief Financial Officer of Lipid in May 2001. Mr. Michaels joined Lipid from IntraTherapeutics, Inc., a leading manufacturer of stents for the peripheral vascular market, where he served as Chief Financial Officer from March 2000 to May 2001. Prior to IntraTherapeutics, Mr. Michaels headed his own management consulting firm from July 1997 through March 2000, providing financial and strategic consulting services to developmental-stage medical device companies. From June 1993 through July 1997, Mr. Michaels served as Chief Financial Officer of Cordis Webster, Inc. Mr. Michaels served as interim President of Cordis Webster following its acquisition by Johnson & Johnson. Prior to Mr. Michaels’ experience as a Chief Financial Officer, he served most notably as Vice President and Corporate Controller of Medtronic, Inc., which is the largest medical device company in the world. Prior to that he served as Vice President and Controller of the Parenteral Products Group of Baxter Healthcare Corporation. Mr. Michaels received his Master of Business Administration (finance) from San Diego State University, and is a graduate of the Anderson School Executive Program, University of California, Los Angeles.

         Marc Bellotti. Mr. Bellotti became Vice President-Product Development of Lipid in July 2001. Prior to joining Lipid, he was employed by Baxter Healthcare for 25 years. His most recent positions were Director of Product Development for Rapid Prototyping and Fabrication-Advanced Design Center and, prior to that, for the Renal

Division. He received his Master of Engineering in Biomedical Engineering and his Bachelor of Science in Biomedical Engineering from the Rensselaer Polytechnic Institute.

         Jo-Ann Maltais, Ph.D. Dr. Maltais became Vice President-Scientific Affairs of Lipid in August 2000. Dr. Maltais brings over 17 years’ experience in research and product development, clinical trials, quality assurance and regulatory affairs, sales and marketing support and customer support of extracorporeal medical devices to Lipid. For the past 10 years, she has served in various executive positions for Gambro AG and its subsidiaries, most recently as the Head of Scientific Affairs for Gambro Healthcare. Gambro AG is a world leader in the kidney dialysis industry. Prior to Gambro, Dr. Maltais served as Manager, Corporate Microbiology for Minntech Corporation from 1984 to 1990. Minntech is a manufacturer of dialysis products. From 1979 to 1983, Dr. Maltais worked for the FDA. Dr. Maltais has a Bachelor of Science in Biology and Chemistry from Long Island University and a Ph.D. in Microbiology from the University of New Hampshire and a Postdoctoral Fellowship at the University of Minnesota. She is the author of several scientific papers and inventor on eight patents.

         Robert J. Chin, Ph.D. Dr. Chin became Vice President-Clinical and Regulatory Affairs of Lipid in August 2000. Dr. Chin brings over 25 years’ experience in medical devices to Lipid. For the past three years he has been consulting for several medical device start-up companies in Northern California in the areas of regulatory affairs, clinical programs and quality assurance. Prior to that, Dr. Chin was Vice President, Regulatory Affairs and Quality Assurance for Align Technology, Inc., an orthodontic device manufacturer. From 1995 to 1997, he was Vice President, Regulatory and Clinical Affairs and Quality Assurance for Heartport, Inc. From 1977 to 1994, Dr. Chin served in several positions of increasing responsibility in the Edwards Divisions of Baxter Healthcare in Irvine, California. For the last eight years at Baxter, Dr. Chin was Vice President, Regulatory Affairs and Quality Assurance, for the Edwards CVS Division, a premier tissue heart valve company in the world. His educational background includes a Bachelor of Science in Engineering, a Master of Science in Chemical Engineering and a Ph.D. in Electrochemical Engineering all from the University of California, Los Angeles.

         Dale L. Richardson. Mr. Richardson became Vice President-Sales and Marketing of Lipid in August 2000. From 1996 to 2000, he was with Fresenius AG, one of the world leaders in kidney dialysis and apheresis, spending his last two years there as President/Chief Operating Officer of Fresenius Hemotechnology, Inc. Fresenius Hemotechnology focused on a novel technology for rheumatoid arthritis, apheresis, autotransfusion, and blood banking products. For the two years prior to Fresenius, Mr. Richardson was Senior Vice President, Marketing and Sales for McKesson Health Systems, managing two divisions of the world’s largest drug distribution company. Mr. Richardson began his medical career with Davol, a subsidiary of C.R. Bard, Inc., in 1981 working up from sales representative to Vice President-Sales over a ten-year period. He then managed International Marketing, followed by worldwide Sales and Marketing responsibility and finally was promoted to Vice President, Blood Management Products. Mr. Richardson received his Bachelor of Science in Business Administration from California State University, Hayward and his MBA from West Coast University in Los Angeles.

         Susan A. Capello. Ms. Capello became Vice President-Intellectual Property of Lipid in December 2000. Ms. Capello has spent the past seven years at Becton, Dickinson and Company as Senior Patent Attorney. Ms. Capello was responsible for handling all aspects of intellectual property for Becton, Dickinson’s BD Biosciences business. From 1983 to 1988, Ms. Capello worked in research capacities with Hoffman-LaRoche, Inc. and the Rorer Group, Inc. Ms. Capello graduated from West Chester University of Pennsylvania with a Bachelor of Science in Chemistry/Biology and Business Administration and received her Juris Doctor from Pace University School of Law.

         Christopher A. Marlett. Mr. Marlett is Chairman of the Board and co-founder of Lipid. He also is a co-founder and member of MDB Capital Group LLC, an investment-banking firm formed in December 1996. MDB is an NASD member, and a broker-dealer that specializes in financing growth-oriented companies. Prior to forming MDB, Mr. Marlett was employed as a Managing Director by Laidlaw Equities from May of 1995 to January of 1997 where he was in charge of Laidlaw’s West Coast investment banking activities. From March 1991 to May 1995, Mr. Marlett was affiliated with Drake Capital Securities where he formed a division called Marlett/Mazzarella and directed all investment banking activities of the division. Mr. Marlett is also Chairman and Chief Executive Officer of Orion Acquisition Corp. II, a publicly traded company. Mr. Marlett holds a Bachelor of Science in Business Administration from the University of Southern California.

         Bill E. Cham, Ph.D. Dr. Cham is a Director and co-founder of Lipid. He is the founder of the Curacel Institute of Medical Research and has served as its Director of Scientific Research since 1996. From 1969 through 1996, Dr. Cham served as the Principal Research Fellow at the University of Queensland in Brisbane, Australia. His principal research focus was in the area of lipoprotein metabolism. Dr. Cham received a degree in Chemistry from the University of Delft in The Netherlands in 1967. He also received a degree in Biochemistry from the University of Queensland in 1975 and a Ph.D. in Medicine in 1982 also from the University of Queensland.

         Frank M. Placenti. Mr. Placenti has been a partner in the international law firm of Bryan Cave LLP since March 1997, where he heads the firm’s Phoenix Corporate and Securities Practice and serves as a member of the firm’s Operating Group responsible for firmwide marketing and client development. Bryan Cave has represented the Company in connection with the merger. Prior to that time, Mr. Placenti was a partner in the law firm of Brown and Bain, P.C., from April 1994 to March 1997. His practice emphasizes the representation of public companies in mergers, acquisitions, financings and corporate governance.

         Gary S. Roubin, M.D., Ph.D. Dr. Roubin became a director of Lipid in May 2000. Since 1997, he has been the Director of Endovascular Therapy at Lenox Hill Hospital in New York. From 1989 to 1997, he was Professor of Medicine and Radiology and Director of the Cardiac Catheterization Laboratories and Intervention Cardiology Section at the University of Alabama Hospital. He is a Fellow of the Royal Australian College of Physicians, the American College of Cardiology, the Council on Clinical Cardiology of the American Heart Association, the Society for Cardiac Angiography and Intervention, Society for Vascular Medicine and Biology, and the international Society of Endovascular Specialists. Dr. Roubin attended medical school at the University of Queensland where he completed his degree in 1975. He received a Ph.D. in Cardiovascular Physiology from Sydney University in 1983. In 1995, he was awarded a Doctorate in Medicine from the University of Queensland for his basic and clinical research in the development of coronary stenting.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

         The following table sets forth information for the years ended December 31, 2000, 1999 and 1998, concerning the annual and long-term compensation awarded to or paid by the Company and its subsidiaries to the Chief Executive Officer. No other executive officer of the Company received aggregate cash compensation exceeding $100,000 during the 2000 fiscal year.

Summary Compensation Table

					Long-Term
					Compensation
					Awards

					Securities
					Underlying
					Options/	All Other
Name and Position(1)		Annual Compensation			SARs(2)	Compensation

				Other
				Annual
	Fiscal Year	Salary	Bonus	Compensation

R. Randy Stolworthy	2000	$144,000	$72,000	$—	6,000	8,800	(3)
President & Chief	1999	$144,000	$0	$—	33,024	8,800	(3)
Executive Officer	1998	$144,000	$0	$—	4,500	3,650	(3)

(1)	There are no other executive officers of the Company whose total annual salary and bonus for the 2000 fiscal year exceeded $100,000.

(2)	On December 1, 1998, the Company granted to each director as bonus compensation, 4,500 stock options of the Company’s common stock. On December 1, 1999, the Company granted to each director as bonus compensation 6,977 stock options of the Company’s common stock. On December 1, 1999, the Company granted to Mr. Stolworthy 26,047 stock options of the Company’s common stock as bonus compensation. On November 20, 2000, the Company granted to each director as bonus compensation, 6,000 stock options of the Company’s common stock. All exercise prices were at or above the market price, as reported by the American Stock Exchange, at the time of grant. See the table below, “Option/SAR Grants In Fiscal Year 2000” for details of the 2000 stock option grants.

(3)	Represents director fees.

         The following table provides information regarding stock options granted to the named executive officers during the year ended December 31, 2000:

Option/SAR Grants In Fiscal Year 2000

Potential Realizable
Value at Assumed
Annual Rate of Stock
Price Appreciation for
	Individual Grants				Option Term (2)

Name		% of Total
	# of Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in Fiscal	Exercise or Base
	Granted (#)	Year	Price ($/Share)	Expiration Date	5%($)	10%($)

R. Randy Stolworthy (1)	6,000	100%	$4.25	11/20/10	$16,048	$40,675

(1)	On November 20, 2000, the Company granted to each director as bonus compensation, 6,000 stock options of the Company’s common stock. These options are not exercisable prior to November 20, 2001. The exercise price was at or above the market price, as reported by the American Stock Exchange, at the time of grant.

(2)	This disclosure is required by Item 402(c) of Regulation S-K promulgated by the United States Securities and Exchange Commission and assumes that the actual stock price appreciation over the maximum remaining ten-year option terms will be at the assumed 5% and 10% levels.

         The following table sets forth certain information regarding the exercise and values of options held by the named executive officers as of December 31, 2000:

Aggregated Option/SAR Exercises And Option/SAR Values
As Of December 31, 2000

Number of Securities
			Underlying Unexercised	Value of Unexercised In-the-
			Options/SARs at	Money Options/SARs at
	Shares Acquired		December 31, 2000(#)	December 31, 2000($) (1)
Name	on Exercise (#)	Value Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable

R. Randy Stolworthy	0	$0	307,524/186,000	$0/$0

(1)	Both exercisable and unexercisable options have exercise prices ranging from $4.25 to $13.11. The last reported sale price of the common stock on the American Stock Exchange on December 29, 2000 was $3.00.

Employment Agreements

         The Company has not entered into written employment agreements with any of the named executive officers.

Directors Fees And Expenses

         Board members are reimbursed for expenses incurred while attending meetings and are paid the following compensation each year.

         Director Fees:

Annual retainer:	$6,000

Board meetings:	$700 for each meeting attended

Committee meetings:	$500 for each meeting attended, payable only to non-employee directors

Telephone meetings:	$300 for each meeting attended, payable only to non-employee directors

         Director Bonus. On November 20, 2000, the Company granted to each director as bonus compensation, 6,000 stock options of the Company common stock, with an exercise price of $4.25 per option, the closing price of the Company’s common stock on the American Stock Exchange on November 20, 2000. The options are not exercisable prior to November 20, 2001, and expire 10 years from the date of grant.

         There are no other arrangements or agreements between the Company and any member of the Board of Directors.

Compensation Committee Interlocks And Insider Participation

         Messrs. Hensler, Renneckar and Strasburger served as members of the compensation and nominating committee during the 2000 fiscal year. None of these directors held any executive officer position or other employment with the Company prior to or during such service nor did any executive officer of the Company serve on any other company’s compensation committee.

Compensation And Nominating Committee Report On Executive Compensation

         The Company’s compensation and nominating committee is composed of Robert R. Hensler, Jr., Stephen E. Renneckar, and Ronald E. Strasburger. The members of the compensation and nominating committee are not employees of the Company. The committee’s report is as follows:

         The compensation and nominating committee reviews and determines the amount of compensation paid to the Company’s executive officers. The compensation committee advised the Board of Directors that the compensation levels for the Company’s executive officers during fiscal 2000 did not bear a specific relationship to the Company’s performance. Rather, executive compensation was set at levels designed to retain the Company’s executive officers and the compensation and nominating committee’s assessment of the performance of the officers and the Company, respectively, is subjective and not subject to specific criteria.

Dated: March 26, 2001	NZ Corporation Compensation and
Nominating Committee:

Robert R. Hensler, Jr. (Chairman)
Stephen E. Renneckar
Ronald E. Strasburger

Performance Graph

         The following graph compares the total return on the Company’s common stock for the period December 31, 1995 through December 31, 2000, with the cumulative total return on the American Stock Exchange Composite Index, an industry index composed of SIC Code 651: Real Estate Operators and Lessors and an industry index composed of SIC Code 615: Business Credit Institutions. The comparison assumes that $100 was invested on December 31, 1995 in the Company’s common stock and in each of the comparison indices, and assumes reinvestment of dividends.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG NZ CORPORATION,
AMEX MARKET INDEX AND SIC CODE INDEX

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         On July 30, 2001, there were 6,816,936 shares of the Company common stock outstanding; the Company has issued no other category of stock. The following table sets forth information regarding beneficial ownership of the Company common stock as of July 30, 2001 by:

•	each of the Company’s directors and executive officers;

•	all of the Company’s directors and executive officers as a group; and

•	each person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock.

		Percent of
	Number of	Common
Beneficial Owner	Shares	Stock
	Beneficially	Beneficially
Directors and Executive Officers	Owned(1)	Owned

William A. Pope	3,038,001 (4)	41.78%

Director

Robert R. Hensler, Jr.	425,715 (2)	5.85%

Director

R. Randy Stolworthy	425,524 (3)	5.85%

President, Chief Executive Officer and Director

Arnold L. Putterman	76,250 (5)	1.05%

Director

Stephen E. Renneckar	17,206	*

Chairman of the Board

Ronald E. Strasburger	18,828	*

Director

Jerome L. Joseph	0	*

Treasurer, Secretary, and Controller

Directors and Executive Officers as a group (7 persons)	4,001,524	55.03%

5% Stockholders

Sun NZ, L.L.C.(6)	2,985,583 (7)	43.80%

John D. Hensler(8)	365,659	5.36%

Dimensional Fund Advisors Inc.(9)	413,429	6.06%

Lipid Sciences, Inc. (10)	2,985,583	43.80%

*	Indicates beneficial ownership of less than 1%

(1)	The numbers of shares shown and corresponding percentages shown include shares owned of record by the listed person’s minor children and spouse and by other related individuals and entities over whose shares such person has custody, voting control, or power of disposition. There are 397,524 shares of common stock which Randy Stolworthy has a right to acquire within 60 days of July 30, 2001, and such shares are included in the table. Additionally, Robert R. Hensler, Jr., William A. Pope, Arnold L. Putterman, Stephen E. Renneckar, and Ronald E. Strasburger, each have the right to acquire 11,477 shares of common stock within 60 days of July 30, 2001. Such shares are included in this table. Unless otherwise stated in the following footnotes, each person’s address is c/o NZ Corporation, 333 North 44th Street, Suite 420, Phoenix, Arizona 85008.

(2)	Does not include shares held by adult siblings of Mr. Robert R. Hensler, Jr. of which Mr. Hensler disclaims beneficial ownership.

(3)	This amount includes 403,524 options that were transferred to The Stolworthy Revocable Trust and subsequently 162,000 of these options were transferred to the Startwo Holdings Limited Partnership. Mr. Stolworthy is a trustee of The Stolworthy Revocable Trust and the President and controlling stockholder of NEPO, a corporation owning 1% of the Startwo Holdings Limited Partnership.

(4)	This amount includes 6,158 shares that Mr. Pope holds as custodian for his children and 30,490 shares that Mr. Pope holds indirectly through Sterling Pacific Assets, Inc., which he controls. In addition, Mr. Pope, as the president of the managing member of Sun NZ, may be deemed to have shared voting and dispositive power with respect to the 2,985,583 shares owned by Sun NZ. Mr. Pope disclaims beneficial ownership of the Sun NZ shares. Mr. Pope’s address is c/o SunChase Holdings, Inc., 2525 East Camelback Road, Suite 888, Phoenix, Arizona 85016.

(5)	Mr. Putterman may be deemed to own beneficially an additional 61,979 shares of common stock held by relatives of Mr. Putterman as well as 10,047 shares owned by Somers Manor Nursing Home, Inc., of which Mr. Putterman is an officer. Mr. Putterman disclaims beneficial ownership of such shares and an additional 61,979 shares held by relatives of Mr. Putterman.

(6)	Based on the information provided in the second amendment to the Schedule 13D filed by Sun NZ and its Managing Member, Sun NMA, Inc., and the President of its Managing Member, William A. Pope, with the Securities and Exchange Commission on July 20, 2001. Sun NZ owns 2,985,583 shares of NZ’s common stock. Sun NZ is managed by Sun NMA, Inc. William A. Pope, a director of the Company, serves as President of Sun NMA, Inc. Sun NMA and William A. Pope are deemed to have beneficial ownership of the shares of stock owned by the Company based on their status as Managing Member and President of the Managing Member, respectively, of Sun NZ. Pursuant to the Stock Purchase Agreement described in Item 13, Sun NZ has agreed to sell 1,505,402 of these shares to Lipid Sciences at a price equal to $8.00 per share. In addition, Sun NZ has agreed to vote all of its 2,985,583 shares in favor of the Merger of the Company and Lipid Sciences and has granted Lipid a proxy to vote those shares in favor of the Merger. The address of Sun NZ, Sun NMA and William A. Pope is 2525 E. Camelback Road, Suite 888 Phoenix, Arizona 85016.

(7)	Sun NZ owns 2,985,583 shares of the outstanding common stock of the Company. Pursuant to a loan agreement between Sun NZ and Bank One, Arizona, NA, Sun NZ pledged to Bank One 791,000 shares of the Company’s common stock owned by Sun NZ, as collateral. Additionally, Sun NZ has pledged to Bridge Financial Corporation, a wholly owned subsidiary of the Company, 1,799,083 shares of the Company’s common stock owned by Sun NZ, as collateral for a loan. The information contained in this footnote is included in reliance upon information set forth in a Schedule 13D, dated May 9, 1994, as amended on November 25, 1994 and July 20, 2001, filed by Sun NZ with the Securities and Exchange Commission.

(8)	Does not include shares held by Mr. Robert R. Hensler, Jr.

(9)	Based on the information provided in Schedule 13G filed by Dimensional Fund Advisors Inc. with the Securities and Exchange Commission on February 2, 2001. Dimensional Fund Advisors Inc. has sole voting and dispositive power with respect to 413,429 shares. Dimensional Fund Advisors Inc. is an investment adviser registered under the Investment Advisers Act of 1940 and as such, has beneficial ownership of the shares through the investment discretion it exercises over its clients’ accounts. Dimensional Fund Advisors Inc. disclaims beneficial ownership of all such shares. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(10)	Based on the information provided in Schedule 13D filed by Lipid Sciences, Inc. with the Securities and Exchange Commission on July 19, 2001. Lipid Sciences, Inc. has shared voting and dispositive power with respect to 2,985,583 shares of the Company’s common stock pursuant to the Stock Purchase Agreement described in Item 13 below, under which Sun NZ has agreed to grant Lipid a proxy to vote Sun NZ’s shares in favor of the Merger of the Company and Lipid. The address of Lipid is 7068 Koll Center Parkway, Suite 401, Pleasanton, California 94566.

Changes In Control

         Pursuant to the terms of the Agreement and Plan of Merger, the Company and Lipid have agreed to combine in the Merger. If the Merger is completed, Lipid will merge with and into the Company and the Company will be the surviving corporation and will change its name to Lipid Sciences, Inc. If the Merger is completed, in exchange for all of the issued and outstanding common stock of Lipid, Lipid stockholders will receive 1.55902 shares of surviving corporation common stock for every share of Lipid common stock, or an aggregate of approximately 15.9 million shares of surviving corporation common stock. Immediately prior to the merger, Lipid will purchase 1,505,402 shares of the Company common stock from Sun NZ, L.L.C. for a cash price of $8.00 per share, pursuant to a Stock Purchase Agreement, dated July 9, 2001, as described in Item 13 below (the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, Sun NZ has agreed to vote its shares of Company common stock in favor of the approval of the Merger, the proposals set forth in the Registration Statement and any other transaction proposed by the Company and to vote its shares of Company common stock against any proposal that would result in a material breach by Sun NZ under the Stock Purchase Agreement or the Company under the Agreement and Plan of Merger and any proposal for an extraordinary transaction with respect to the Company, including a merger other than the Merger described in the Registration Statement or a sale of a material amount of the assets of the Company. In addition, Sun NZ has agreed to grant to Lipid an irrevocable proxy to vote its shares of Company common stock in a manner consistent with the preceding sentence. These shares will be canceled immediately after the completion of the Merger. One of the Company’s directors, William A. Pope, is the President of the managing member of Sun NZ. At completion of the Merger, the surviving corporation shares issued to Lipid stockholders will represent approximately 75% of the shares of surviving corporation common stock that will then be outstanding.

         In the Merger the Company stockholders will continue to own their existing shares of Company common stock and, in addition, may qualify to receive one right for each share of their Company common stock. Each right entitles the holder to receive up to one additional share of surviving corporation common stock if, during the 24-month period immediately following the Merger, the closing price per share of surviving corporation common stock does not equal or exceed $12.00 per share over any period of 20 consecutive trading days and the volume of shares traded during that 20-day period does not equal or exceed 1,500,000 shares.

         The Registration Statement provides detailed information about the Merger and the purchase of Company common stock by Lipid from Sun NZ, including copies of the Agreement and Plan of Merger and the Stock Purchase Agreement

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships And Related Transactions

         On April 3, 2001, Bridge Financial Corporation, a wholly-owned subsidiary of the Company (“BFC”) made a loan to Sun NZ, L.L.C., the Company’s largest stockholder. The maximum approved amount of the loan is $8,000,000. As of August 28, 2001, $5,500,000 had been funded. BFC is obligated to fund up to an additional $2,500,000 under the loan agreement. The term of the loan is for six months at an interest rate of 20%. The loan is secured by common stock Sun NZ owns in the Company and is guaranteed by one of the Company’s directors. The current collateral for the loan is 2,194,583 shares of Company common stock. The borrower is required to pledge a sufficient number of shares of Company common stock to maintain a 75% loan to value ratio. In the event of a default, BFC could exercise its foreclosure rights under the loan agreement and obtain ownership of the collateral, the Company common stock. BFC also would have contractual rights to collect from the guarantor in the event of a default.

         Lipid has entered into the Stock Purchase Agreement with Sun NZ, pursuant to which Sun NZ has agreed to sell, immediately prior to the Merger, 1,505,402 shares of its Company common stock to Lipid at a cash price per share of $8.00. These shares will be canceled immediately after the completion of the Merger. Sun NZ also has agreed to vote its shares of the Company common stock in favor of the approval of the Merger, the proposals set forth in the Registration Statement and any other transaction proposed by the Company and to vote its shares of Company common stock against any proposal that would result in a material breach by Sun NZ under the Stock Purchase Agreement or the Company under the Agreement and Plan of Merger and any proposal for an extraordinary transaction with respect to the Company, including a merger other than the Merger described in the Registration Statement or a sale of a material amount of the assets of the Company. In addition, Sun NZ has agreed to grant to Lipid an irrevocable proxy to vote its shares of Company common stock in a manner consistent with the preceding sentence. The Stock Purchase Agreement also provides for the right of Sun NZ to nominate one-third of the number of the surviving corporation directors if the entire Board of Directors of the surviving corporation consists of nine or more persons or two directors if the entire Board of Directors of the surviving corporation consists of eight or less persons, subject to reduction or elimination of those rights if Sun NZ fails to meet minimum shareholding requirements. One of the Company’s directors, William A. Pope, is the President of the managing member of Sun NZ.

         Mr. Marlett, the Chairman of the Board of Directors of Lipid and a nominee to the Board of Directors of the surviving corporation, is a manager and majority owner of MDB Capital Group, LLC, an affiliate of which owns approximately 30% of the outstanding stock of Lipid. In July 2001, Lipid entered into an engagement letter with MDB that provides that MDB will receive the sum of $428,750, payable in shares of Lipid common stock at a valuation of $7.00 per share, or 61,250 shares of common stock. Additionally, Lipid is committed to pay MDB an investment banking fee of 5% based on a calculated net value of the assets of the surviving corporation, payable in cash as those assets are disposed of by the surviving corporation. MDB assisted Lipid in locating a potential business combination with a public company, the Company, and will, and has, assisted Lipid in the consummation of such a transaction, including in connection with its due diligence review.

         In December 1999, Lipid entered into an intellectual property license agreement with Aruba International PTY, Ltd., to obtain the exclusive worldwide rights to certain intellectual property. Dr. Cham, who is a director of Lipid and a nominee to the Board of Directors of the surviving corporation, is a control person of Aruba. Aruba is a substantial stockholder in Lipid. Lipid is obligated to pay Aruba a minimum annual royalty of $500,000. As consideration for the initial $500,000 royalty payment due in 2000, Lipid paid cash of approximately $350,000 and issued 42,858 shares of common stock valued at $150,000. Lipid is obligated to pay a continuing royalty on revenue generated under the agreement in future years, subject to the annual minimum royalty amount of $500,000. Also, Lipid is required to make a payment of $250,000 upon initiation of human clinical trials utilizing the licensed technology. In addition, Lipid is obligated to pay a sum equal to a certain percentage of the external research funding received by Lipid or on its behalf and actually expended by it for applied research, as defined in the license agreement. In May 2000, Lipid also issued to Aruba 3,000,000 shares of its common stock having a value of $250,000. This amount was charged to expense as research and development in 2000.

         Lipid has entered into a consulting agreement with Dr. Cham, a director of Lipid, that requires Lipid to pay him approximately $138,000 a year. Under the terms of the agreement, Lipid may convert the agreement to an hourly arrangement.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         NZ CORPORATION (Registrant)

By:	/s/ R. Randy Stolworthy	By:	/s/ Jerome L. Joseph

	R. Randy Stolworthy		Jerome L. Joseph

	President		Controller and Treasurer

	(Principal Executive Officer)		(Principal Financial Officer)

*	*

Stephen E. Renneckar	Robert R. Hensler, Jr.

Chairman	Director

*	*

William A. Pope	Arnold L. Putterman

Director	Director

*	*

Ronald E. Strasburger	R. Randy Stolworthy

Director	Director

Dated: September 4, 2001

*By:	/s/ R. Randy Stolworthy

R. Randy Stolworthy, Attorney-in-Fact