Form 10-Q
period 2001-09-30
NZ CORP
filed 2001-11-13
CIK 71478

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number:     0-497

NZ Corporation

(Exact name of registrant as specified in its charter)

Arizona (State or other jurisdiction of incorporation or organization)	43-0433090 ( I.R.S. Employer Identification No.)

333 N. 44th Street, Suite 420, Phoenix, Arizona (Address of principal executive offices)	85008 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value Class	6,816,936 shares Outstanding at November 8, 2001

NZ Corporation and Subsidiaries	FORM 10-Q

	Unaudited
Consolidated Balance Sheets	September 30,	December 31,
(in thousands, except share data)	2001	2000

Assets

Properties, net	$30,947	$42,376

Commercial real estate loans, net	30,091	34,521

Receivables	11,303	5,868

Investments in joint ventures	2,665	6,688

Cash and cash equivalents	8,136	2,983

Other	1,216	774

Total assets	$84,358	$93,210

Liabilities and Shareholders’ Equity

Notes payable and lines of credit	$14,958	$25,189

Accounts payable and accrued liabilities	921	1,082

Deferred income taxes	4,114	3,319

Deferred revenue	7,015	7,927

Total liabilities	27,008	37,517

Non-controlling interests	24	44

Commitments and contingencies

Shareholders’ equity:

Preferred stock, no par value; 10,000,000 shares authorized; none issued

Common stock, no par value; 30,000,000 shares authorized; 6,925,636 shares issued	35,341	35,341

Treasury stock, at cost, 108,700 and 89,200 shares	(527)	(451)

Retained earnings	22,512	20,759

Total shareholders’ equity	57,326	55,649

Total liabilities and shareholders’ equity	$84,358	$93,210

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries Consolidated Statements of Income (Unaudited) (in thousands, except per share data)	FORM 10-Q

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue:

Property sales	$200	$1,678	$14,495	$8,314

Property rentals	883	836	2,784	2,549

Commercial real estate lending	1,032	1,452	3,790	4,328

Investment income	289	128	643	408

Other	117	112	1,181	609

	2,521	4,206	22,893	16,208

Expenses:

Cost of property sales	49	439	13,558	4,286

Rental property	471	474	1,541	1,483

General and administrative	1,296	597	2,401	2,021

Interest	343	700	1,370	1,858

Depreciation, depletion and amortization	210	214	631	640

	2,369	2,424	19,501	10,288

Income Before Income Taxes, Joint Ventures and Non-controlling interests	152	1,782	3,392	5,920

Income taxes	431	839	1,612	2,437

Equity in earnings of joint ventures	(27)	(17)	(38)	(17)

Non-controlling interests	(1)	(10)	11	(32)

Net (Loss)/Income	$(307)	$916	$1,753	$3,434

Net (Loss)/Income per Share of Common Stock

Basic	($0.04)	$0.13	$0.26	$0.49

Diluted	($0.04)	$0.13	$0.26	$0.49

Weighted Average Number of Common Shares

Basic	6,817	6,860	6,818	6,885

Diluted	6,817	6,860	6,819	6,899

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries	FORM 10-Q

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30,
(in thousands)	2001	2000

Cash Flows provided by (used in) Operating Activities:

Net income	$1,753	$3,434

Gain from sale of investments in joint ventures	(797)	—

Non-cash items included above:

Depreciation, depletion and amortization	631	640

Deferred revenue	(539)	175

Deferred income taxes	795	(1,155)

Allowance for bad debts	—	100

Equity in losses from joint ventures	38	17

Non-controlling interests	(11)	32

Net change in:

Receivables	(6,195)	267

Properties under development	12,191	911

Other properties	79	1,712

Other assets	(442)	(34)

Accounts payable and accrued liabilities	(161)	50

Net cash provided by operating activities	7,342	6,149

Cash Flows provided by (used in) Investing Activities:

Additions to properties	(102)	(226)

Contributions to joint ventures	(412)	(3,011)

Distributions from joint ventures	140	—

Proceeds from loans accounted for as joint ventures	478	—

Proceeds from sale of real estate held by a joint venture	4,576	—

Collections of principal on commercial real estate loans	12,118	14,356

Additions to commercial real estate loans	(8,671)	(21,572)

Net cash provided by (used in) investing activities	8,127	(10,453)

Cash Flows provided by (used in) Financing Activities:

Proceeds from debt	5,300	22,507

Payments of debt	(15,531)	(18,381)

Distribution to non-controlling partners	(9)	(449)

Purchase of treasury stock	(76)	(388)

Net cash (used in) provided by financing activities	(10,316)	3,289

Net increase (decrease) in cash and cash equivalents	5,153	(1,015)

Cash and cash equivalents at beginning of period	2,983	3,661

Cash and cash equivalents at end of period	$8,136	$2,646

See accompanying Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Cash Flows – Continued (Unaudited)
Nine Months Ended September 30,

(in thousands)	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest (net of amount capitalized)	$1,448	$1,817

Income taxes	1,237	3,486

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES

Discount on early redemptions of bonds	$760

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES

Conversion of real estate loan to real estate owned	$1,370

Conversion of real estate loan to investment in joint venture		$500

See accompanying Notes to Condensed Consolidated Financial Statements.

NZ Corporation and Subsidiaries	FORM 10-Q

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that the accompanying statements be read in conjunction with the consolidated financial statements including the notes thereto, set forth in the Company’s 2000 annual report on Form 10-K.

2.	The results of operations for the nine months ended September 30, 2001 and 2000, are not necessarily comparable and may not be indicative of the results which may be expected for future quarters or future years.

3.	The Company’s consolidated financial statements include the accounts of NZ Corporation, its wholly-owned subsidiaries, Bridge Financial Corporation (“BFC”), NZ Properties, Inc., NZ Development Corporation, NZU, Inc. and Great Vacations International, Inc., and investees over 50% owned. That portion of a consolidated entity which is not owned by us is shown as non-controlling interest on our statements of income and consolidated balance sheets.

4.	Certain prior period amounts have been reclassified for comparative purposes.

5.	Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares and dilutive potential common shares (which reflect the effect of in-the-money stock options) outstanding for the period.

6.	On April 3, 2001, the Company made a loan to its largest shareholder. The maximum approved amount of the loan is $8,000,000. As of September 30, 2001, $5,800,000 had been funded. The loan matures November 30, 2001. The interest rate is 20%. The loan is secured by stock the shareholder owns in the Company and repayment is guaranteed by one of the Company’s directors. The transaction was considered and approved by the disinterested members of the Board of Directors.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies that the use of the pooling-of-interest method is no longer allowed. NZ adopted SFAS No. 141 as of July 1, 2001. Upon adoption of SFAS No. 141 there was no material effect on the financial position or results of operations of the Company. SFAS No. 142 requires amortization of goodwill to cease, and instead, requires the carrying value of goodwill to be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. NZ will adopt SFAS No. 142 as of January 1, 2002. NZ is evaluating the impact of adoption of this standard and has not yet determined the effect of adoption on its financial position or results of operations.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. NZ will adopt SFAS No. 144 as of January 1, 2002. NZ is evaluating the impact of adoption of this standard and has not yet determined the effect of adoption on its financial position or results of operations.

8.	The Company is engaged in three operating segments: Real Estate; Short-term Commercial Real Estate Lending; and Other Business. The Short-term Commercial Real Estate Lending segment is primarily conducted through BFC.

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

As described in Note 9, NZ has entered into a definitive merger agreement with Lipid Sciences, Inc. During the three months and nine months ended September 30, 2001, we incurred significant merger related expenses. These expenses are included in the Other Segment.

Information for NZ’s reportable segments reconciles to NZ’s consolidated totals as follows:

REVENUES:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2001	2000	2001	2000

Real Estate	$1,257	$2,293	$17,175	$10,418

Short-term Commercial Real Estate Lending	1,193	1,827	5,397	5,439

Other	71	86	321	351

Consolidated total	$2,521	$4,206	$22,893	$16,208

INCOME AFTER ALLOCATIONS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2001	2000	2001	2000

Real Estate	$253	$1,157	$1,316	$4,060

Short-term Commercial Real Estate Lending	435	521	2,602	1,492

Other	(564)	77	(553)	319

Income before income taxes	$124	$1,755	$3,365	$5,871

IDENTIFIABLE ASSETS:

	Unaudited
	September 30,	December 31,
(in thousands)	2001	2000

Real Estate	$37,820	$42,799

Short-term Commercial Real Estate Lending	45,759	49,608

Other	779	803

Consolidated total	$84,358	$93,210

9.	On July 9, 2001, NZ entered into a definitive merger agreement with Lipid Sciences, Inc., a privately held medical technology company headquartered in Pleasanton, California. Under the terms of the merger agreement NZ will issue approximately 15,935,000 common shares to the stockholders of Lipid Sciences, and change its name to Lipid Sciences, Inc. The merger is subject to the approval of NZ and Lipid Sciences shareholders, and other customary closing conditions.

10.	On October 19, 2001 the board of directors approved selling the Howard Johnson Express Inn to an unaffiliated third party. This asset has not been and is not presently held for sale, but the board elected to take advantage of an unsolicited offer to sell this property in furtherance of the asset disposition plan, expected to be undertaken subsequent to the consummation of the merger with Lipid Sciences. This action was taken because the time to sell this asset could otherwise have been quite lengthy. If the sale of the property closes, the Company will record a pre-tax loss of approximately $3,700,000 and will receive cash of approximately $2,050,000 as a result of the transaction. The carrying value of the property as of September 30, 2001 was $5,773,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         Since November 1997, NZ has re-positioned its historical static assets from real estate development and sales into commercial real estate lending. NZ has entered the final phase of its plan to dispose of its real estate and mineral assets. NZ continually reviews the best available use of the cash raised from sales of real estate and mineral assets. NZ believes that the sale of these assets, for which the realization of value may otherwise be years in the future, and the subsequent acquisition of other assets or enterprises, will be in the best interests of the stockholders. Evaluation of the strategic alternatives available to NZ may result in investment in lines of business in which NZ is not currently engaged.

         In furtherance of this strategy, on July 9, 2001, NZ entered into a definitive merger agreement with Lipid Sciences, Inc., a privately held medical technology company headquartered in Pleasanton, California. Under the terms of the merger agreement NZ will issue approximately 15,935,000 common shares to the stockholders of Lipid Sciences, and change its name to Lipid Sciences, Inc. NZ shareholders at the time of the merger may qualify to receive a right that under certain circumstances entitles NZ shareholders to additional shares. The Board of Directors of Lipid Sciences and the Special Committee of the NZ Board of Directors have unanimously approved the transaction, which is expected to be tax-free to the shareholders of both companies for United States Federal income tax purposes. The merger is subject to the approval of NZ and Lipid Sciences shareholders, and other customary closing conditions. In connection with the merger, Lipid Sciences required NZ’s largest shareholder to sell Lipid Sciences 1,505,402 shares of NZ stock and grant Lipid Sciences a voting proxy to vote all of the shareholder’s stock, which represents approximately 44% of the outstanding stock of NZ, in favor of the merger.

         We expect the merger to close in the fourth quarter of 2001. If the merger is not completed, it could have adverse effects on our business, financial condition and stock price. A discussion of these adverse effects and other risk factors may be found in the Company’s registration statement on Form S-4, as filed with the United States Securities and Exchange Commission. We incurred approximately $826,000 of merger related expenses for the nine-month period ended September 30, 2001. These expenses are categorized as follows: approximately 41% for legal fees, 35% for consulting and financial advisor services, 18% for financial printing, and 6% for accounting fees and other costs. We expect to incur significant merger related expenses throughout the fourth quarter. Many of the costs related to the merger must be paid even if the merger is not completed. Substantially all of the merger-related expenses will not be deductible for Federal income tax purposes if the merger is completed.

Results of Operations

         Consolidated discussions represent data of NZ as presented in the Consolidated Statements of Income. Segment discussions represent data as reported by segment in Note 8 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Consolidated

         Revenues increased 41% from $16,208,000 to $22,893,000 for the nine-month period ended September 30, 2001 as compared to the same period in 2000 and decreased 40% from $4,206,000 to $2,521,000 for the three-month period ended September 30, 2001 as compared to the same period in 2000. The increase for the nine-month period ended September 30, 2001 is primarily attributable to increased revenue from the sale of real estate known as the Seven Canyons Project with no comparable sale in 2000. The decrease for the three-month period ended September 30, 2001 is primarily attributable to lot sales from the Brown/NZD (Development) Joint Venture, in which we own a 75% interest. In 2000 the joint venture sold 45 lots versus no lots sold in the same period in 2001 because the lot inventory was sold out in the first and second quarters. Commercial real estate lending revenue decreased 12% from $4,328,000 to $3,790,000 for the nine-month period ended September 30, 2001 as compared to the same period in 2000 and decreased 29% from $1,452,000 to $1,032,000 for the three-month period ended September 30, 2001 as compared to the same period in 2000. Both decreases are primarily attributable to a smaller loan portfolio and fewer loan originations in 2001. Other income increased 94% from $609,000 to $1,181,000 for the nine-month period ended September 30, 2001 as compared to the same period in 2000. The increase is primarily attributable to the recognition of revenue in connection with the repayment of a loan accounted for as a joint venture, and the sale of real estate owned in a joint venture. Revenue associated with loans accounted for as joint ventures is recognized after all principal has been repaid.

         For the nine months ended September 30, 2001, net income was $1,753,000 ($0.26 per share) compared to $3,434,000 ($0.49 per share) for the same period in 2000. The decrease is primarily attributable to four items. First, pre-tax earnings from property sales declined 77% from $4,028,000 to $937,000 for the nine-month period ended September 30, 2001 as compared to the same period in 2000. The decline is primarily due to a lower profit margin in 2001 than in 2000, partially offset by the recognition of deferred revenue from the early redemption of two tax-exempt municipal bonds NZ received in connection with the prior sale of apartment complexes in New Mexico. The lower profit margin in 2001 is primarily attributable to the mix of the real estate sold and a pre-tax loss of $183,000 on the sale of the Seven Canyons Project. Second, the Company incurred significant merger related expenses of approximately $826,000 in the nine months ended September 30, 2001. These two items are offset by a slight increase in pre-tax earnings from property rentals and a decline of 26% from $1,858,000 to $1,370,000 in interest expense. The increase in pre-tax earnings from property rentals is due to lower vacancy rates in 2001 compared to 2000. The decrease in interest expense is due to lower balances on our lines of credit and a lower level of interest rates in 2001 versus 2000.

         For the three months ended September 30, 2001, there was a net loss of $307,000 ($0.04 per share) compared to net income of $916,000 ($0.13 per share) for the same period in 2000. Pre-tax earnings from property sales declined 88% from $1,239,000 to $151,000 for the three-month period ended September 30, 2001 as compared to the same period in 2000. The decline is primarily due to a lower profit margin and volume and mix of property sold in 2001 as compared to 2000. We also incurred approximately $600,000 of merger related expenses in the third quarter of 2001 with no comparable expenses in 2000. Generally, merger related expenses are not deductible for Federal income tax purpose creating a permanent difference in book and tax income. This results in a higher effective tax rate in the periods in which the permanent items are incurred. The increase in the third quarter 2001 effective tax rate is primarily due to these permanent differences. Excluding merger related expenses and their tax effect, third quarter pre-tax income would have been approximately $745,000, and net income would have been approximately $315,000.

         General and administrative expense increased by $380,000 or 19%, from $2,021,000 to $2,401,000 for the nine-month period ended September 30, 2001 as compared to the same period in 2000. The increase is primarily attributable to merger related expenses of $826,000 partially offset by decreases of $446,000 in other expenses. Decreases in other expenses are primarily attributable to the following: approximately $180,000 is due to a smaller staff size in 2001 than in 2000, approximately $70,000 is due to decreased consulting fees in 2001 than in 2000, and no net change in the loan loss reserve compared to an increase of $100,000 in 2000.

         General and administrative expense increased by $699,000 or 117%, from $597,000 to $1,296,000 for the three-month period ended September 30, 2001 as compared to the same period in 2000. The increase is primarily attributable to merger related expenses. We incurred approximately $620,000 of merger related costs in the third quarter of 2001.

         The effective tax rate for the three-month period ended September 30, 2001 increased sharply to 348% as compared to 48% in the same period in 2000. The increase is due primarily to merger related expenses, which are generally not deductible for Federal income tax purposes. This creates a permanent difference in book and tax income. The result is a higher effective tax rate in the period in which the permanent items are incurred.

         The managed loan portfolio of NZ’s subsidiary Bridge Financial Corporation (“BFC”), was $37.7 million as of September 30, 2001, of which $4.9 million was participated with other lenders and $30.0 million (net of an allowance for bad debts of $.6 million) was recorded in NZ’s books in “Commercial real estate loans, net” and $2.2 million was recorded in “Investments in joint ventures”. This compares to a September 30, 2000 managed portfolio of $49.1 million of which $11.4 million was participated with other lenders and $33.8 million (net of an allowance for bad debts of $.7 million and undisbursed loan proceeds of $.9 million) was recorded in NZ’s books in “Commercial real estate loans, net” and $2.3 million was recorded in “Investments in joint ventures.” As of November 5, 2001, Bridge had a loan portfolio under management of $35.6 million, of which $4.0 million was participated with other lenders and $28.8 million (net of an allowance for bad debts of $.6 million) was recorded in NZ’s books in “Commercial real estate loans, net” and $2.2 million was recorded in “Investments in joint ventures.”

Real Estate Segment

         Revenues increased 65% from $10,418,000 to $17,175,000 for the nine-month period ended September 30, 2001 as compared to the same period in 2000 and decreased 45% from $2,293,000 to $1,257,000 for the three-month period ended September 30, 2001 as compared to the same period in 2000. The increase for the nine-month period is primarily attributable to sale of real estate known as the Seven Canyons Project with no comparable sale in 2000. The decrease for the three-month period ended September 30, 2001 is primarily attributable to lot sales from the Brown/NZD (Development) Joint Venture, in which we own a 75% interest. In 2000 the joint venture sold 45 lots versus no lots sold in the same period in 2001, because the lot inventory was sold out during the first and second quarters.

         Income after allocations decreased 68% from $4,060,000 to $1,316,000 for the nine-month period ended September 30, 2001 as compared to the same period in 2000 and decreased 78% from $1,157,000 to $253,000 for the three-month period ended September 30, 2001 as compared to the same period in 2000. Both decreases are primarily attributable to the volume and mix of real estate sales and lower profit margins in 2001 than in 2000. The nine-month decrease is partially offset by the recognition of deferred revenue from the early redemption of two tax-exempt municipal bonds NZ received in connection with the prior sale of apartment complexes in New Mexico.

         The decrease in identifiable assets from $42,799,000 at December 31, 2000 to $37,820,000 at September 30, 2001 is primarily due to a decrease in properties offset by an increase in receivables related to the sale of the Seven Canyons Project.

Short-term Commercial Real Estate Lending Segment

         Revenue declined 35% from $1,827,000 to $1,193,000 for the three-month period ended September 30, 2001 compared to the same period in 2000. The decline is primarily attributable to a smaller loan portfolio in 2001 and fewer lot sales from residential lots owned in New Mexico.

         Income after allocations increased 74% from $1,492,000 to $2,602,000 for the nine-month period ended September 30, 2001 as compared to the same period in 2000 and decreased slightly for the three-month period ended September 30, 2001 as compared to the same period in 2000. The nine-month increase is primarily due to decreased general and administrative costs due to a smaller staff size in 2001 versus 2000 and a decrease in interest expense due to smaller loan balances on warehouse lines of credit in 2001 compared to 2000.

Liquidity and Capital Resources

         On July 9, 2001, NZ entered into a definitive merger agreement with Lipid Sciences, Inc. Through the end of the third quarter, NZ has incurred approximately $826,000 of expense in connection with the proposed transaction. NZ anticipates that it will incur significant transaction-related expenses during the fourth quarter. NZ believes that it has adequate cash resources with which to pay the anticipated expenses.

         NZ expects to generate cash from the sale of its remaining real estate assets. Cash will also be generated from interest payments and from principal repayments on maturing loans in the Company’s existing loan portfolio and collections from property rentals. In addition, NZ now uses and may in the future use participants or other joint funding sources on certain real estate loans. Further, NZ has a line of credit with a commercial bank which can be used for general corporate purposes and from which it can fund loans.

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

         In 1999, NZ recorded receivables for four subordinate tax-exempt municipal bonds received as partial consideration related to the sale of four apartment complexes in New Mexico, which NZ previously owned. The bonds pay interest semi-annually and have terms ranging from 15 to 30 years from the date of issue. During 2001, NZ received a discounted amount from the early redemption of two of the bonds. One bond was redeemed in the first quarter of 2001 and another bond was redeemed in the second quarter of 2001. NZ received a total of $510,000 as repayment for the two bonds. The face value of the two bonds was $1,270,000. The discounts have no effect on NZ’s results of operations because revenue recognition on the bonds was fully deferred. Negotiations are continuing with the debtor to restructure or repay the remaining bonds. NZ believes that one of the bonds will be repaid at a discount in the fourth quarter of 2001, and that the remaining bond will be repaid at a discount during 2002. The effect of repayment at a discount on the remaining bonds is expected to be similar to the effect of the repayments NZ received on the first two bonds. Interest on the remaining two bonds is current as of September 30, 2001. Due to the uncertain outcome of the negotiations and because the debtor has told NZ not to expect regular payments of interest, the bonds remain on non-accrual status. Interest payments are therefore recognized as interest income when they are received.

         For the nine months ended September 30, 2001, NZ’s operating activities provided $7,342,000 of net cash flows primarily from the sale of real estate. Investing activities provided $8,127,000 of net cash flows primarily from the repayment of loans and loans accounted for as joint ventures. Financing activities used $10,316,000 of net cash flows primarily attributable to the repayment of debt.

         NZ currently has a $10,000,000 partially secured revolving line of credit from a commercial bank for general corporate purposes. The line bears interest at the prime rate (6.00% as of September 30, 2001) and expires November 22, 2001. At September 30, 2001 and October 31, 2001 there was no outstanding balance. This loan contains financial covenants which require NZ to maintain a specified minimum ratio of net notes receivable (as defined in the loan agreement) to the outstanding loan balance; a specified maximum ratio of debt to net worth; and a specified minimum tangible net worth. At September 30, 2001, NZ was in compliance with these financial covenants.

         NZ may negotiate additional or modified lines of credit, as business circumstances require. NZ’s goal in these negotiations will be to improve the effectiveness and cost of available capital and to obtain lines of credit of a size appropriate for NZ’s expected needs.

         In addition to bank lines, as a predicate to the disposition of its assets NZ may seek qualified joint venture partners to finance large real estate development projects or loans to the extent that NZ actually engages in such projects or loans in the future. The use of joint venture partners provides a source of capital, reduces NZ’s risk by sharing it with another party, and gives NZ access to expertise that it might not otherwise have for particular projects.

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and specifies that the use of the pooling-of-interest method is no longer allowed. NZ adopted SFAS No. 141 as of July 1, 2001. Upon adoption of SFAS No. 141 there was no material effect on the financial position or results of operations of the Company. SFAS No. 142 requires amortization of goodwill to cease, and instead, requires the carrying value of goodwill to be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. NZ will adopt SFAS No. 142 as of January 1, 2002. NZ is evaluating the impact of adoption of this standard and has not yet determined the effect of adoption on its financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. NZ will adopt SFAS No. 144 as of January 1, 2002. NZ is evaluating the impact of adoption of this standard and has not yet determined the effect of adoption on its financial position or results of operations.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)	The following reports were filed on Form 8-K during the quarter ended September 30, 2001:

Item Reported	Date Reported

Press release regarding merger with Lipid Sciences	July 9, 2001

Press release regarding merger with Lipid Sciences	July 9, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NZ Corporation

/s/ Jerome L. Joseph
Controller and Treasurer
(Principal Financial Officer)

/s/ R. Randy Stolworthy
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2001