Form 10-K405
period 2001-12-31
LIPID SCIENCES INC/
filed 2002-03-29
CIK 71478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Fiscal Year Ended
                               December 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from ___ to ___
                          Commission File Number _____

                              Lipid Sciences, Inc.
             (Exact name of registrant as specified in its charter)

        Arizona                                           43-0433090
(State of incorporation)                    (I.R.S. Employer Identification No.)

        7068 Koll Center Parkway, Suite 401, Pleasanton, California 94566
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 925/249-4000

                                 NZ Corporation
                        333 North 44th Street, Suite 420
                             Phoenix, Arizona 85008
                     (Registrant's former name and address)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                 Title of each class: Common stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2002 was approximately $57,000,000 based upon the closing price on the Nasdaq of $6.10 per share on such date. For purposes of this disclosure, shares held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

The number of shares of the Registrant's common stock outstanding as of March 14, 2002 was 21,141,455 shares.

Documents Incorporated by Reference: None.

                              LIPID SCIENCES, INC.

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                              NO.
                                                                              ---
EXPLANATORY NOTE ..........................................................    i

FORWARD LOOKING STATEMENTS ................................................   ii

PART 1 ....................................................................    1

   ITEM 1.  BUSINESS ......................................................    1
   ITEM 2.  PROPERTIES ....................................................   13
   ITEM 3.  LEGAL PROCEEDINGS .............................................   15
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........   15

PART II ...................................................................   17

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ...........................................   17
   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA ..........................   17
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS .....................................   18
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....   23
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................   23
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE ...........................   23

PART III ..................................................................   24

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............   24
   ITEM 11. EXECUTIVE COMPENSATION ........................................   27
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT ................................................   32
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................   34

PART IV ...................................................................   36

   ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K ..............................   36

                                EXPLANATORY NOTE

In this report, unless the context otherwise requires, Lipid Sciences, Inc., an Arizona corporation, is referred to as "we," "the Company" or "Lipid". On November 29, 2001, after the completion of our merger with Lipid Sciences, Inc., a Delaware corporation, we changed our name from NZ Corporation to Lipid Sciences, Inc. In this report, we refer to our former name, NZ Corporation, as "NZ," and we refer to the merged corporation, Lipid Sciences, Inc., a Delaware corporation, as "Pre-Merger Lipid." Because the merger was treated as a reverse acquisition, Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to 2001 included in this report reflects only Pre-Merger Lipid's information. Consequently, we sometimes also refer to Pre-Merger Lipid as "we" or "the Company." In addition, all share numbers, purchase prices per share, and exercise prices relating to Pre-Merger Lipid securities are shown on a post-merger basis after adjusting such numbers and prices to reflect the exchange ratio in the merger, with the exception of share amounts in the Consolidated Balance Sheets as of December 31, 2000, share amounts included in the Statement of Stockholders' Equity for the period from Inception to November 29, 2001, the date of the merger and common stock, share, and per share amounts as of December 31, 2000, disclosed in footnote 13.

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the documents incorporated by reference in this annual report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as believe, anticipate, expect, intend, plan, will, may and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

- our ability to obtain regulatory approval of our products in the United States and internationally;

-     the other competing therapies that may be available in the future;

-     our plans to develop and market our products;

-     our ability to improve our financial performance; and

-     effects of the merger between the Company and Pre-Merger Lipid.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the Factors That May Affect Future Results and Financial Condition section and elsewhere in this annual report. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances after the date of this report.

You should assume that the information appearing in this annual report is accurate as of the date on the front cover of this annual report only. Our business, financial condition, results of operations and prospects may have changed since that date.

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

We are a development stage medical technology company engaged in the research and development of products focused on treating major medical conditions in which a lipid, or fat, component plays a key role. Our technology is based on a process of selective, systemic removal of lipids from plasma, or blood without red cells. This process is known as plasma delipidation. The process is designed to provide therapeutic benefit by enhancing the body's natural ability to heal itself. We believe that through the use of this system a patient's risk of such common disorders as heart attack and stroke will be reduced, and circulation throughout the body will be improved with numerous attendant benefits.

Initially, we intend to pursue two major medical opportunities. The first opportunity, which we call Vascular Lipid Removal, is focused on treating cardiovascular disease. This disease results from the accumulation of lipid deposits or cholesterol-laden plaque on arterial walls. The second opportunity relates to the removal of lipids from lipid-enveloped viruses, bacteria, and other lipid containing infectious agents. Lipid-enveloped viruses, by way of example, include HIV, Hepatitis C, Hepatitis B and Herpes Simplex Virus. We call this second application Viral Pathogen Inactivation. We believe that plasma delipidation has potential benefits beyond these two initial opportunities. These potential opportunities include vaccines for lipid-containing bacteria, treatment of septic shock, drug toxicity management, treatment of acute poisonings, removal/inactivation of pathogens in pooled plasma and treatment of lipid-associated cerebrovascular disease. We intend to explore such additional opportunities.

ACQUISITION

On November 29, 2001, we completed our merger with Pre-Merger Lipid. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the shareholders of Pre-Merger Lipid became shareholders of the Company. In connection with the merger, Pre-Merger Lipid shareholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid shareholders owned approximately 75% of the then outstanding stock of the Company and the NZ shareholders owned the remaining shares of the Company's common stock.

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Pre-Merger Lipid owned the majority of the Company's common stock after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes.

Prior to the merger, our common stock was traded on the American Stock Exchange under the symbol "NZ." Our common stock now trades on the Nasdaq National Market under the symbol "LIPD."

Following the merger, the business of the Company became primarily that of Pre-Merger Lipid. We are conducting an orderly disposition of substantially all of the real estate and other assets held by the Company before the merger and will use the proceeds from the disposition of these assets for our ongoing operations. We anticipate the disposition will take place over the next one to two years.

BACKGROUND

Our bodies are made of building blocks called cells. Cholesterol, a well-known lipid, is essential for cells to function normally. Our bodies obtain cholesterol through the foods we eat and by manufacturing cholesterol inside some of our cells and organs. Cholesterol either remains within the cell or is transported by the blood to various organs. The major carriers of cholesterol in the blood are lipoproteins, including low-density lipoprotein, or LDL, and high density lipoprotein, or HDL, which are particles composed of fat and protein. LDL delivers cholesterol to organs where it can be used to produce hormones, maintain healthy cells or be transformed into natural products, which assist in the digestion of other lipids. HDL removes excess cholesterol from arteries and other tissues to transport it back to the liver for elimination.

In a healthy human body, there is a balance between the delivery, synthesis and removal of cholesterol. Over time, however, there is often an imbalance that occurs in our bodies in which there is too much cholesterol delivery by LDL and too little removal by HDL. When people have a high level of LDL and low level of HDL, the imbalance results in more cholesterol being deposited in the arteries than that being removed. This imbalance can also be exaggerated by, among other factors, age, gender, high blood pressure, smoking, diabetes, obesity, genetic factors, physical inactivity, disease of the extremities or the brain and consumption of a high-fat diet. The excess cholesterol carried in the blood on LDL particles is deposited throughout the body, but frequently ends up depositing in the walls of the arteries, especially those found in the heart. As a consequence, repeated deposits of cholesterol, called plaque, form and narrow or block the flow of blood in the arteries.

CARDIOVASCULAR DISEASE. Cardiovascular disease is a major cause of death in industrialized countries. Each person has within them what we call a "cardiovascular clock," which refers to the slow and continuous build up of cholesterol-laden plaque on arterial walls. Over decades this build up may result in the blockage of blood flow through arteries, in particular those, which deliver blood to the heart. The common cause of this disease, known as atherosclerosis, is the deposit of cholesterol in the wall of the artery. Researchers believe that high cholesterol, especially high concentrations of LDL cholesterol, plays a key role in the occurrence of atherosclerosis. Researchers have found ample evidence to show that diet, drug, or other treatments such as systemic removal of LDL from the blood stream may reduce the progression of this disease, however, we believe that the condition is rarely improved with current treatments.

The lipoproteins, LDL and HDL for example, that circulate in the blood are normally "saturated" with cholesterol. One of their functions is to carry cholesterol around in the body to various locations and sometimes leave the cholesterol in that location for further processing by the body. Some lipoproteins, such as HDL, are responsible for transporting cholesterol away from the plaque and carrying it to the liver for disposal. Other lipoproteins, such as LDL, are responsible for carrying cholesterol to cells outside the liver for use in building cells and cell walls. The LDL lipoproteins are usually the ones that carry cholesterol to the plaque and build up cholesterol inside the cells, blocking the flow of blood. Diet and drugs may help lower the amount of cholesterol in the blood and therefore make it more difficult for cholesterol to build up in the plaque. Systemic removal of the LDL may also reduce the amount of cholesterol but it also removes the lipoprotein carrier.

According to the American Heart Association, cardiovascular disease is the largest killer of American men and women. The limitations for treating this disease by diet, drugs and LDL removal has led to interventional procedures, such as balloon therapy, known as angioplasty, stent placement and coronary artery bypass surgery, known as surgical revascularization. These interventional procedures have attendant high costs, clinical complications and sometimes death associated with them. Physicians and their patients, however, are often forced to resort to these procedures in order to save or prolong life.

Current Treatments For Cardiovascular Disease. The initial physician recommendation for a patient with cardiovascular disease is frequently a change in lifestyle involving exercise combined with a low-fat, low-cholesterol diet. If a patient's condition does not improve, then the physician moves to the next level of treatment to achieve acceptable levels of cholesterol in the blood, typically drug therapy.

Following the initial diet/exercise regimen, treatments are either short-term solutions, termed "acute" by physicians, or long-term solutions, termed "chronic." Acute treatments are reserved for more life-threatening cardiovascular conditions, such as ischemia, a condition where there is a shortage of oxygen-rich blood available to the heart. In contrast, chronic treatments are used to prevent cardiovascular disease from growing worse and later having to resort to acute treatments. Acute treatments usually involve costly interventional surgical procedures, while chronic treatments are usually in tablet or pill form and are required to be taken over a very long time.

Acute Treatments. Acute treatments are required when blood flow to the heart is severely restricted and the patient is at immediate risk for further complications. Three common invasive procedures are used to restore blood flow; bypass surgery, balloon angioplasty and atherectomy. In bypass surgery, the cardiologist redirects blood flow around the blocked arteries by grafting a healthy vessel removed from another location in the patient. In balloon angioplasty, a thin flexible tube with an inflatable balloon at its end is positioned in the artery at the point of blockage. During the procedure, the balloon is inflated and this pushes aside the plaque that causes the blockage, resulting in a reopening of the artery to allow greater blood flow. Frequently, a cardiologist reinforces the newly opened artery with a wire-mesh cylinder called a stent. In atherectomy the plaque is removed from the artery using a rotating blade.

The primary benefit of acute treatments is the immediate restoration of oxygen-rich blood flow to the heart. However, the major drawbacks are:

- Restenosis, or reclosing of the artery, even after stenting, often occurs in patients who have had these invasive surgical procedures. This may require an additional invasive procedure within six months.

- These procedures are invasive to the patient and involve opening up the chest cavity to expose the heart, as in coronary bypass surgery, or snaking a wire through a leg artery to the heart, as in balloon angioplasty or atherectomy. Invasive procedures by their nature involve a risk of complications, including death.

- Since acute treatments are invasive procedures by their nature, there is usually significant recovery time after the surgical procedure.

- Many patients may not be eligible for invasive procedures due to their anatomy, physical condition, age, or past medical history.

- Atherosclerosis affects the entire cardiovascular system. Acute procedures are localized and treat only one segment of a diseased artery at a time. Therefore, many diseased arteries are left untreated using these invasive surgical procedures.

Chronic Treatments. Chronic treatments for cardiovascular disease have the goal of preventing or limiting progression of the disease so that acute treatments will not be required in the near future, if at all.

Physicians frequently prescribe drugs called statins that lower the level of LDL in the blood by inhibiting cholesterol production in the body. These drugs can also lower other lipids and have the ability to slightly raise HDL. Studies have shown that the statins reduce the incidence of illness and death from cardiovascular disease. We believe that it usually takes at least two years, if at all, for the drugs be effective in preventing death. We also believe that these drugs neither treat the existing atherosclerosis nor reverse the disease in a majority of patients, and in post-operative patients, they also fail to prevent restenosis, the reclosure of an artery following surgical procedures.

LIPID-ENVELOPED VIRUSES. Lipid-enveloped viruses have a protein structure with a lipid coating that protects the virus from recognition by the immune system. The lipid envelope also helps the virus infect the host cell by merging the virus coat with the host cell surface.

Significant strides have been made in recent years in treating HIV infected individuals in the developed world. Through the use of combinations of potent new antiviral drugs (popularly referred to as "cocktails"), including protease inhibitors and reverse transcriptase inhibitors, death rates from AIDS have been significantly reduced in these countries. These expensive new therapies, however, are not ideal for a number of reasons.

Despite improving both quality and duration of life for HIV-infected individuals, cocktail therapy has been unable to completely eradicate the virus in the blood and organs. After cessation of drug therapy, or if a patient does not adhere strictly to the schedule of drug therapy, viral loads may rebound or even exceed pretreatment levels. HIV also may mutate in the presence of the antiviral compounds that are designed to attack the virus directly, leading to the development of drug resistance. Drug resistance is a major concern of physicians because a large portion of patients have a strain of HIV that is already resistant to at least one drug in their drug cocktail. As viral strains continue to mutate, the number of drug resistant patients is expected to grow significantly.

In addition, the cocktail therapy sometimes dramatically alters the metabolism of lipids to the detriment of the patients receiving the therapy.
Atherosclerosis may be accelerated and abnormal fatty deposits begin to materialize in these patients. We believe that as a result, atherosclerosis is a leading cause of death in patients who have been utilizing the cocktail therapies over a long period of time.

Other side effects of these therapies can be significant, leading to some patients being unable or unwilling to tolerate the drug regimen. In the developing world, the cocktail therapy is proving impractical as a result of its high cost and the difficulty of getting patients to comply with the dosing regimen.

Existing therapies for Hepatitis C infection have proven to be effective in only a portion of the patients treated. In addition, side effects of these existing therapies can be significant and the regimen is very expensive. As with HIV, resistance is a serious problem in treating Hepatitis C. Also as with HIV, cost and other aspects of existing therapies for Hepatitis C make them largely impractical in the developing world.

OUR SOLUTION

PLATFORM I -- CARDIOVASCULAR (VASCULAR LIPID REMOVAL SYSTEM)

Our Vascular Lipid Removal system has been shown to rapidly remove cholesterol, triglycerides, some phospholipids, and unesterified fatty acids from plasma without affecting other plasma constituents, including the delicate fat carrying proteins known as apolipoproteins. In a sense, if successful, our Vascular Lipid Removal system will reverse what we have termed the "cardiovascular clock" or the slow deposition of arterial plaque in the course of a human's life. The reversal of atherosclerosis has been referred to in scientific terms as Reverse Cholesterol Transport.

We believe that when the HDL particle, known informally as "good cholesterol", is delipidated, it is up to six times more efficient at scavenging cholesterol than native HDL.

We believe that the plasma proteins, once delipidated, are capable of recombining with cholesterol and other lipids in the arteries. This observation is fundamental to the unblocking of arteries by our Vascular Lipid Removal system. Cholesterol is represented in blocked arteries intra- and extracellularly. The delipidated plasma proteins can remove cholesterol from surface of cells (extracellular) as well as from inside cholesterol loaded cells (intracellular).

Our Vascular Lipid Removal process includes:

-     removing whole blood from the patient;

-     separating the plasma from the blood cells;

-     delipidating the plasma; and

- recombining the blood cells and delipidated plasma and returning it to the patient.

ANIMAL EXPERIMENTS. Several animal models have been tested to establish the safety and efficacy of our Vascular Lipid Removal system. In one of the studies conducted, the system entailed the removal of 25% of the blood volume from control and atherosclerotic animals, delipidating the plasma and reintroducing the delipidated plasma back into the animals.

In an additional study, up to a full body volume of plasma was delipidated in a single treatment and then the delipidated plasma was reintroduced directly back into the animal.

Both studies produced similar results in that they appeared to be safe and regression of atherosclerosis was observed.

HUMAN SAFETY STUDY. Based on the experimental animal results and other research, a human safety trial has received approval, and commencement of this study is anticipated to begin during the second quarter of 2002.

PLATFORM II -- LIPID-ENVELOPED VIRUSES (VIRAL PATHOGEN INACTIVATION SYSTEM)

Many lipid-enveloped viruses, including HIV, Hepatitis B, and Hepatitis C, and bacteria and pathogens have lipid containing membranes or envelopes. These infectious agents can be carried by the blood throughout the body. We believe that our Viral Pathogen Inactivation system could be effective in inactivating these microorganisms in patients that are treated. It is commonly understood that viruses will not be able to infect if their lipid membranes are removed. We believe that lipid-enveloped viruses may be effectively inactivated and managed by periodic treatment with our Viral Pathogen Inactivation system. In effect, by treating an animal or a human infected with a lipid-protected coated virus with our Viral Pathogen Inactivation system, the exposed protein coating of the virus may provoke an immune system response. The immune system then could develop antibodies to the exposed protein, which would then attack the virus in the blood stream, reducing the viral load of the victim of the disease. The reduced viral load could greatly reduce the stress on the immune system of the infected human or animal and, in the best case, provide a permanent effect.

We believe that our Viral Pathogen Inactivation system may be useful in the production of vaccines by treating lipid-coated viruses and inactivating them by removing their protective lipid coat. Then, injection of the virus inactivated by our Viral Pathogen Inactivation system may provoke antibody development in a healthy animal or human and protect it from future infection.

Our Viral Pathogen Inactivation system may prove very useful in treating patients who cannot tolerate other therapies and in patients who are resistant to antiviral drug cocktail therapy. In addition, there may be interest in the clinical community in exploring the potential of our Viral Pathogen Inactivation system to manage viral load during periods of antiviral drug cocktail holidays. In the developing world, our Viral Pathogen Inactivation system may be particularly attractive because the system may be administered on an intermittent basis rather than every day, potentially at lower costs than existing therapies, and without the issues of drug resistance.

Our strategy is to develop our Viral Pathogen Inactivation system and test it for therapeutic applications in humans and/or animals that are already infected with a lipid-coated viral disease. We are also developing our Viral Pathogen Inactivation system in order to establish its use in the preparation of vaccines for diseases that result from lipid-coated pathogens. We intend to develop primarily high-margin disposables in medical indications with high per-treatment therapeutic value. If proven, we intend to seek to license or joint venture this technology with established vaccine manufacturers.

IN VITRO AND ANIMAL EXPERIMENTS. Recent experiments were carried out at the University of Sydney using a duck model for Hepatitis B. In these experiments, it was conclusively shown that infected plasma treated with our Viral Pathogen Inactivation system was unable to infect healthy ducklings. Furthermore, it was shown that the uninfected ducklings, which had the treated plasma introduced to their system, began to develop antibodies to Hepatitis B. A further study with Hepatitis B in animals has shown that compared to sham vaccinated control animals, over 80% of animals, which have been "vaccinated" with delipidated virus created with our Viral Pathogen Inactivation system, were protected when infected with live natural Hepatitis B virus.

In another study, a viral diarrhea virus that affects cattle also was deactivated by our Viral Pathogen Inactivation system. The treated viral diarrhea virus produced an antibody response in healthy animals and did not infect them with the disease.

RESEARCH AND DEVELOPMENT

In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services. SRI will assign to us all intellectual property developed during the term of the Development Agreement. The Development Agreement calls for SRI to complete two development phases (as defined in the Development Agreement) during which time SRI will work to develop a medical device to enable us to further develop and commercialize our lipid removal technology.

Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000. Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program are limited to $6,300,000.

We also issued SRI warrants to purchase 779,510 shares of common stock at an exercise price of $3.21 per share. The warrants vested, with respect to 233,853 shares upon completion of Phase I, with the remaining 545,657 shares vesting upon completion of Phase II. On May 12, 2001, the Development Agreement was amended with respect to the warrants to purchase 545,657 shares of common stock related to Phase II. This amendment splits Phase II into two development milestones with warrants to purchase 272,829 shares vesting at the completion of each milestone. If either development milestone is discontinued at the option of Lipid, all 545,657 warrants will vest at the completion of the remaining milestone.

INTELLECTUAL PROPERTY PROTECTION

We consider the protection of our technology, whether owned or licensed by us, to the exclusion of use by others, to be vital to our business. While we intend to focus primarily on patented or patentable technology, we also rely on trade secrets, unpatented property know-how, regulatory exclusivity, patent extensions, and continuing technological innovation to develop our competitive position. In the United States and certain foreign countries, the exclusivity period provided by patents covering medical devices and pharmaceuticals may be extended by a portion of the time required to obtain regulatory approval for a product.

We are the exclusive licensee of the following patents applied for and/or received by Aruba International Pty. Ltd.:

- United States Patent No. 5,911,698, entitled "Treatment for Cardiovascular and Related Diseases";

- United States Patent No. 5,744,038, entitled "Solvent Extraction Methods for Delipidating Plasma";

- United States Patent No. 4,895,558, entitled "Autologous Plasma Delipidation Using a Continuous Flow System";

- Australian Patent Counterparts to the United States Patents: Australian Patent Nos. 594964, 693458 and 695826, respectively, as well as six pending foreign patent applications related thereto;

-     Pending PCT application entitled: A Method of Treating Infectious
      Diseases;

-     Pending PCT application entitled: A Viral Vaccine; and

In addition, we have filed six pending U.S. Provisional applications. All of these applications are owned by us. The issued patents will expire in July 2005, July 2014 and December 2014.

We rely on trade secrets and proprietary know-how to protect our research and development, technologies, and potential products. To protect them, we require our employees, consultants, advisors, collaborators, members of our Scientific Advisory Board, and others as may be appropriate to enter into confidentiality agreements that prohibit disclosure to any third-party or use of any secrets and know-how for commercial purposes. We also require our employees to agree to disclose and assign to the Company all methods, improvements, modifications, developments, discoveries, and inventions conceived during their employment with the Company that relate to our business.

ARUBA LICENSING AGREEMENT

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., one of our directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. This amount was charged to expense as research and development in the year ended December 31, 2000. Under this agreement, we are also obligated to pay Aruba a continuing royalty on revenue generated under the agreement in future years, subject to a minimum annual royalty amount of $500,000. For the year ended December 31, 2000, we paid cash of approximately $350,000 and issued 66,817 shares of common stock valued at $150,000 related to this agreement. For the year ended December 31, 2001, we have paid approximately $600,000 and have accrued an additional $250,000 related to this agreement. Amounts for both 2000 and 2001 were charged to research and development expense.

We are also required to make a payment of $250,000 upon initiation of human clinical trials utilizing the technology under the patents and 10% of any External Research Funding received by us to further this technology, as defined in the agreement.

GOVERNMENT REGULATION

GENERAL. Drugs, devices and biologic products must satisfy rigorous standards of safety and effectiveness before they can be approved or, in the case of some medical devices, "cleared" for commercial marketing by the FDA. The FDA has extensive power and discretion over this approval process, subject to the provisions of its governing statutes, which consist principally of the Federal Food, Drug, and Cosmetic Act with respect to pharmaceuticals and medical devices, and the Public Health Service Act in the case of drug or device products of a biological nature, such as processed plasma.

The FDA also has promulgated detailed regulations to implement these statutes and has issued various non-binding guidance documents to advise industry on matters in more detail on statutory and regulatory requirements. In evaluating the regulatory status of any proposed product, many different factors are involved and, thus, there may be additional statutory/regulatory provisions or requirements that are unique to a particular product that are not included in this general discussion.

How our product is ultimately defined from a regulatory perspective will impact the requirements for marketing approval or clearance as the precise legal requirements differ among drugs, devices and biologics. In defining a product's regulatory status, several key factors must be considered such as, but not limited to: (1) the product's intended use as derived from proposed labeling;
(2) its primary mode of action; (3) whether the active ingredient is derived from chemical synthesis, which normally is regulated as a drug under the Federal Food, Drug, and Cosmetic Act, or is a product derived from biotechnology, such as recombinant DNA, or human, animal or plant sources, in which case it commonly, but not always, is regulated as a biologic under the Public Health Service Act and a biological drug under the Federal Food, Drug, and Cosmetic Act; (4) is a virus, therapeutic serum, antitioxin, vaccine, blood, blood component, blood derivative, allergenic product, or analogous product or other very specific products, in which case it is regulated under the Public Health Service Act as a biologic and, if applicable, under the Federal Food, Drug, and Cosmetic Act, as a biological drug; and (5) the FDA's prior handling of similar products, which has, in a number of cases, treated products differently than would appear to be required under a reading of applicable statutes.

The extent and nature of the FDA regulatory requirements also will depend on the labeled uses, or indications, for which approval is sought and the type, complexity and novelty of the product. In the case of medical devices, the Federal Food, Drug, and Cosmetic Act requires that the most risky products, referred to as Class III devices, be the subject of a pre-market approval application under Section 515 of the Federal Food, Drug, and Cosmetic Act. A pre-market approval application usually requires that the applicant conduct well-controlled clinical studies to demonstrate the safety and effectiveness of its medical device. Other medical devices can be cleared for marketing by the FDA pursuant to what is known as a pre-market notification. Clearance of a pre-market notification filing relies on a finding by the FDA that the applicant's device is substantially equivalent to a lawfully marketed device that itself does not require a pre-market approval application. And, in the case of other, even less risky devices, the FDA has eliminated the need to file a pre-market notification at all, although the product and its maker generally are still subject to the other general controls contained in the Federal Food, Drug, and Cosmetic Act and the device regulations. The part of the FDA having primary jurisdiction over medical devices is the Center for Devices and Radiological Health, or Devices Center.

Drug products and biological drug products whose active ingredients have never been approved by the FDA -- or which, although having the same ingredient, differ in a substantial way from an approved product -- usually will require the applicant to file a full new drug application containing substantial evidence in the form of well-controlled clinical investigations that the drug product or biological drug product is safe and effective for its labeled indication(s). In contrast, a generic version of a previously approved drug product may be approved by the FDA under an "abbreviated" new drug application in which the showing of safety and effectiveness is satisfied by the applicant proving that its drug is bioequivalent to the drug product originally approved under a full new drug application that forms the basis for the abbreviated new drug application. To qualify for the abbreviated new drug application process, a generic drug, with some limited exceptions, must be identical to that of the drug covered under the full new drug application as to active ingredient, labeling, dosage strength, dosage form, and route of administration. The part of the FDA having primary jurisdiction over drugs is the Center for Drug Evaluation and Research, or Drugs Center, and over biological drugs is the Center for Biologics Evaluation and Research, or Biologics Center.

Biologics are regulated under the Public Health Service Act, which prohibits marketing them without an approved license from FDA known as a Biologics License Application. Biologics regulation, under the Public Health Service Act, also focuses on whether a biologic is pure, safe and potent. Biologics License Applications for therapeutic biological drug products are similar to new drug applications and well-controlled clinical investigations to show safety and effectiveness are often required. The regulation of biologics also is impacted by the fact that biologics may be used in conjunction with a medical device such as a diagnostic kit. If used in conjunction with a device, the biologic product must satisfy the Public Health Service Act requirements and also may need to go through the pre-market approval application procedure, which may require that the applicant conduct clinical studies to secure approval. There is no mechanism existing today that provides for a Biologics License Application for a "generic" biologic drug.

If the FDA grants marketing approval of a product, this approval will be limited to those disease states and conditions for which the product has been demonstrated to be safe and effective. Any product approval also could include significant restrictions on the use or marketing of a firm's products or include other conditions, such as the performance of post-approval studies to monitor known or suspected adverse reactions. Product approvals, if granted, are subject to potential withdrawal, either voluntarily or involuntarily through legal process, for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products.

REGULATORY STATUS OF OUR PRODUCTS.

Plasma Delipidation Systems. Outside the United States, the ability to market potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities. These foreign regulatory approval processes may involve differing requirements than those of the FDA, but also generally include many, if not all, of the risks associated with the FDA approval process described above, depending on the country involved.

Our current strategy is to seek the FDA marketing authorization for our plasma delipidation systems as a medical device. To obtain the FDA's marketing approval, we will most likely, as has occurred with other products with similar intended uses and operational mechanisms that have been classified by the FDA and approved as Class III devices, need to file a pre-market approval application for the plasma delipidation systems. However, due to the early nature of our development efforts, we have not yet confirmed with the FDA its view of the regulatory status of our potential products. Thus, while we anticipate that a pre-market approval application will be required, it is possible that the FDA would differ and regard the product as subject to regulation by the Biologics Center. If a pre-market approval application is required, we probably will need to conduct pre-clinical and clinical studies to prove the safety or effectiveness (or both) of the plasma delipidation systems for the initial intended use we elect to seek approval for from the FDA.

With respect to pre-clinical studies, as our development work on the plasma delipidation systems is still at an early stage, we cannot now state the nature of the studies the FDA will require. For instance, the agency may want the Company to confirm that the levels of any physical components, processing agents, or other inactive ingredients that might be used in the plasma delipidation systems are at acceptable levels when the delipidated blood is returned to the patient following processing, particularly if any of those components or ingredients have not been reviewed previously by the FDA for use in other regulated products. In addition, the initial clinical study we plan to conduct, see "-- Clinical Studies -- General" below, may generate additional information that will impact the types and extent of pre-clinical data the FDA may require the Company to perform.

To support a pre-market approval application, the FDA commonly requires clinical studies to show the safety and effectiveness of the device. While the nature of any such studies that the FDA may require for the plasma delipidation system cannot now be stated, medical device products approved by the FDA for other companies using similar mechanisms of operation have required extensive and time-consuming clinical studies in order to secure approval. After the initial clinical study is finished, we hope to have more information on the plasma delipidation systems to allow us to design further human clinical studies acceptable to the FDA to support a pre-market approval application.

Once we have sufficient information to design our pre-clinical and clinical development plans, we will seek the FDA's input on those plans and, more specifically, the agency's requirements for approval. However, the FDA may insist upon changes to a development plan previously agreed to by the FDA if new information shows that the plan may present safety or effectiveness concerns. The FDA also retains considerable leverage to require changes in study protocols from the sponsors of clinical investigations even after an FDA meeting and agreement has been reached.

A meeting with the FDA to establish the pre-clinical and clinical protocols to support a pre-market approval application will be a critical step in the development of the plasma delipidation systems. For medical devices, such a meeting commonly is held at what is known as the pre-investigational device exemption stage. We cannot state now when we will request such a meeting or what data or types of protocol we will submit to the FDA. After the completion of the initial clinical study, we hope to be in a better position to address these key FDA developmental matters.

It is possible that the FDA also would regard the product as involving a combination -- or hybrid -- product consisting of both a device and a biologic drug. In that event, the FDA likely would require that the product be cleared under both the device provisions of the Federal Food, Drug, and Cosmetic Act and the biologics provisions of the Public Health Service Act. In situations involving hybrid products, the review and approval process at the FDA is bifurcated, with the Devices Center handling the device portion of the application and the Biologics Center handling the biologic drug review parts of the filing. Generally speaking, one of the two centers will have primary responsibility for the entire submission, depending on what the FDA regards as the primary mode of action of the product. However, both centers may have to approve the product before it can be commercially marketed.

CLINICAL STUDIES -- GENERAL. Depending on the regulatory status of our products, we will likely need to conduct significant additional research before we can file applications for product approval. Typically, in the drug device and biologics industries there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a number of companies in the drug industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials and in interim analyses. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in the FDA policy, during the process of clinical trials.

In order to conduct clinical investigations on a new drug product, whether of chemical or biological origin, not previously approved in the United States or not approved for the labeled indication being sought by an applicant, the applicant or sponsor must first file an investigational new drug application with the FDA containing, among other things, detailed information on the proposed drug product, the contemplated protocol for conducting the clinical investigation, and any available safety and effectiveness information on the proposed drug product. In addition, an Institutional Review Board must approve the protocol to ensure that it provides adequate protection of the rights of the human subjects to be included in the clinical study. If the FDA does not object to the investigational new drug application, the study may begin after 30 days from the date the investigational new drug application was filed. The agency may, if it wishes, affirmatively approve the investigational new drug application prior to the expiration of the 30-day period, at which point the clinical study may begin.

If human clinical trials of a device are required for a pre-market approval application and if the device presents a significant risk as defined in the FDA's regulations, the sponsor of the trial (usually the manufacturer or the distributor of the device) must submit an investigational device exemption filing prior to commencing human clinical trials. The investigational device exemption application must be supported by data, typically including the results of animal and laboratory testing and include the proposed protocol governing the clinical study. If the investigational device exemption application is approved by the FDA and an appropriate Institutional Review Board, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

Submission of an investigational device exemption application or investigational new drug application does not give assurance that the FDA will not object to the investigational device exemption application or investigational new drug application and, even if the investigational device exemption application or investigational new drug application becomes effective, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the drug or device or warrant the continuation of clinical studies. In addition, the regulations governing investigational new drug exemptions and investigational device exemptions are extensive and involve numerous other requirements including that, generally, an investigational device exemption application or investigational new drug application supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. Deviation from these regulatory requirements can lead to the FDA refusing to consider the study in support of a commercial marketing application.

In some circumstances, sponsors of clinical trials are permitted to sell investigational drugs, biologics, or devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. If we elect to pursue this option, we will need to seek the FDA approval to do so if the clinical investigation is conducted under an investigational new drug or an investigational device exemption. The FDA routinely does not grant such approvals; rather, a showing of special need is required.

STATUS OF CLINICAL STUDIES ON PLASMA DELIPIDATION SYSTEMS. At present, no clinical investigations of any type have been conducted on our Vascular Lipid Removal system. However, observations obtained in animals have shown that the procedure seems to be safe and capable of unblocking clogged arteries. In addition, induced atherosclerosis animal models appear in many respects to mimic atherosclerosis in humans. Thus, based on the prior research and development work and on the experimental animal results of the Vascular Lipid Removal system, approval has been obtained to conduct a human clinical study to evaluate the safety of the Vascular Lipid Removal system for the reversal of atherosclerosis. This study will be conducted using a batch process basis, whereby a portion of the patient's plasma will be processed weekly. Commencement of the initial clinical study is currently anticipated to begin during the second quarter of 2002.

If the initial clinical study goes forward, we also have no assurances that the initial clinical study will produce data that will support the safety or effectiveness of the Vascular Lipid Removal system. In addition, while we plan to conduct these studies in conformity with International Standards Organization Good Clinical Practice requirements, we have not confirmed with the FDA that any data produced in the clinical study will be acceptable to the FDA in place of any part of the requirements that the FDA may require in the form of pre-clinical or clinical studies. Thus, it is possible that all or parts of any results achieved by the initial clinical study may need to be replicated in other studies required by the FDA.

REAL ESTATE RELATED ACTIVITIES

We acquired various real estate assets, including commercial real estate loans, in connection with the merger of the Company and Pre-Merger Lipid. We will manage those real estate assets pending their disposition. No new real estate activity is anticipated, except as necessary for the ultimate disposition of the assets. On March 22, 2002, the Company formalized a plan to discontinue the operations of its Real Estate segment.

SHORT-TERM COMMERCIAL REAL ESTATE LENDING. As of December 31, 2001, our wholly-owned subsidiary Bridge Financial Corporation, which we refer to as BFC, had a loan portfolio under management of $22.7 million, of which $4.0 million was participated and $16.2 million was recorded in the Company's books in "Commercial real estate loans, net" and $2.5 million was recorded in the Company's books in "Investments in joint ventures."

The borrowers typically provide suitable real estate projects as collateral for a loan. Occasionally, BFC will accept partnership interests as collateral. The portfolio is geographically diversified in California and the Southwest and by real estate type. Additionally, the real estate projects and the general real estate market are closely monitored, contact with borrowers is maintained, and some loans are co-funded by a participant. We believe all of these strategies mitigate the risks associated with any particular loan.

Loan maturities may be extended in accordance with the original terms of the loan or for other acceptable reasons. Generally, an extension fee is charged to the borrower.

When a loan is 90 days past due, in accordance with its terms, the loan is placed on non-accrual status. If a delinquency cannot be cured, BFC may take any combination of the following actions: negotiate a consensual purchase of the property securing a loan, accept a deed in lieu of foreclosure, take legal action to collect on the underlying note, or bid for the property at a foreclosure sale. Foreclosure can result in the temporary ownership, operation or improvement of repossessed property.

In some instances, the relevant accounting literature requires loans to be accounted for as joint ventures. The managed loan portfolio includes two loans accounted for this way. Revenue associated with these loans is recognized under joint venture accounting. Generally speaking, this means revenue is not recognized from interest income and points over the term of the loan but instead is recognized as income after all principal has been repaid. Any loans accounted for as a joint venture are included in "Investments in joint ventures" in our consolidated balance sheets. BFC does not intend that a partnership relationship with its borrowers exist under applicable state law for loans accounted for in this way.

REAL ESTATE. Through our wholly-owned subsidiaries, NZ Corporation and NZ Development Corporation, we own over 100,000 acres of rural land located in northeastern Arizona and New Mexico. Some of these acres are suitable for and have been allocated to the recreational lot sales program. As of December 31, 2001, approximately 73,000 acres of our rural land were leased to ranchers under various grazing leases. The sale of real estate often includes notes receivable generated in connection with the sale. On January 31, 2002, 18,434 acres of rural land located in northeastern Arizona were sold. The associated grazing leases covering 12,800 of those acres were assigned to the buyer.

Additionally, NZ Corporation owns over one million acres of mineral rights in Arizona, New Mexico, Colorado, and Oklahoma, including small working and royalty interests in oil and gas wells. As of December 31, 2001, approximately 6,100 of the mineral acres were leased to others for possible development of limestone, clay and uranium.

As of December 31, 2001, our wholly-owned subsidiary, NZ Properties, Inc., owned and operated five industrial buildings in the metropolitan Phoenix area. Four buildings are multi-tenant and one building is leased to a single tenant. Generally, the leases are triple net with a five-year term. A triple net lease means the tenants pay all costs to operate the property, including property taxes, insurance and maintenance. All five buildings have positive cash flow.

NZ Corporation began a recreational lot sales program in 1980. Under the program, 40-acre or larger parcels of its rural land are sold in northeastern Arizona, typically on installment contracts with required down payments equal to 10% of the sales price, with the balance of the contract carried over 15 years at interest rates ranging from 11% to 12%. An independent real estate brokerage company handles the marketing and sales program. As of December 31, 2001, approximately 26,700 acres were allocated to the sales program.

We have agreed to sell the five industrial buildings to a single buyer. The sale is expected to close early in the second quarter 2002, although the buyer has certain rights to cancel the purchase prior to closing. We have also agreed to sell substantially all of the rural land, notes receivables from the recreational lot sales program, mineral rights, and other miscellaneous assets to a single buyer. The sale is expected to close in the first quarter
2002, although the buyer has certain rights to cancel the purchase prior to closing.

EMPLOYEES

As of December 31, 2001, we had twenty-nine employees, twenty-eight of whom are full-time. Eleven employees were engaged directly in research and new product development, three in regulatory affairs, quality assurance and clinical activities, one in marketing, five in administration and finance, and nine in real estate and lending activities. Of our twenty-nine employees, seven are located in Australia, eight in Arizona, one in New Mexico and the balance in California.

We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. No employee is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

IF WE ARE UNABLE TO OBTAIN ADEQUATE FUNDS, WE MAY NOT BE ABLE TO DEVELOP AND MARKET OUR PRODUCTS.

For the twelve months ended December 31, 2001, we incurred a net loss of approximately $13,700,000, and since Inception through December 31, 2001, we have incurred an accumulated deficit of approximately $16,700,000. We expect to continue to incur losses for the foreseeable future as we increase funding for development, clinical testing, and other activities related to seeking approval to market our products. For example, the fees for the second development phase under our agreement with SRI International increased to $6,300,000 from approximately $1,500,000 spent for the first phase. In addition, we anticipate beginning our first human safety study of our technology during the second quarter of 2002. Conducting this study and the other clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital. Currently our monthly cash expenditures are approximately $1,100,000, which is expected to increase as the Company increases its investments in human clinical trials and the advanced development of systems for the delivery of its delipidation techonology.

As of December 31, 2001, our cash and cash equivalents were approximately $12,800,000. We anticipate that these assets and the cash raised from the orderly disposition of our real estate assets, which is expected to take place over a one- to two-year period, will provide sufficient working capital for research and development activities during that period. After the period of disposition of real estate assets, additional capital will be required in amounts that cannot be quantified, but are expected to be significant. If the real estate asset disposition does not yield sufficient capital, we intend to seek capital needed to fund our operations through new collaborations, or through public or private equity or debt financings. If we are unable to obtain financing, our ability to continue our business as planned will be harmed.

OUR TECHNOLOGY IS ONLY IN THE PRE-CLINICAL DEVELOPMENT STAGE AND MAY NEVER BE APPROVED BY THE FDA, WHICH WOULD SIGNIFICANTLY HARM OUR BUSINESS PROSPECTS.

Before obtaining required regulatory approvals for the commercial sale of any of our products, we must demonstrate through pre-clinical studies and clinical trials that our technology is safe and effective for use in at least one medical indication. These studies are expected to take a number of years and may fail to show that our technology is sufficiently safe and effective, in which case our technology will not receive regulatory approval, and we will not be able to sell our products. We intend to begin the first human safety study of our technology during the second quarter of 2002.

OUR CLINICAL STUDIES MAY BE DELAYED OR UNSUCCESSFUL.

The ultimate results of clinical studies cannot be predicted with accuracy and can be impacted by many variables. We cannot be sure whether planned clinical trials will begin on time or will be completed on schedule or at all. For example, any of our future clinical studies might be delayed in their initiation, or performance or even halted after initiation because:

- extensive and time consuming pre-clinical animal studies are required of the Company by the FDA to demonstrate the safety of the process technology;

- the data generated by the pre-clinical animal studies does not indicate to the FDA that there is a sufficient margin of safety and/or the potential clinical benefit from the delipidation cannot be demonstrated in the animal experiments;

- the FDA regulatory requirements for initiating and maintaining an investigational new drug / investigational device exemption application for a clinical study cannot be met;

- the product is not effective, or physicians perceive that the product is not effective;

-     patients experience severe side effects during treatment;

- patients die during a clinical study because their disease is too advanced or because they experience medical problems that are not related to the product being studied;

-     patients do not enroll in the studies at the rate we expect; or

- the discovery by the sponsor, during the study, of deficiencies in the way the study is being conducted by the study investigators that raises questions as to whether the study is being conducted in conformity with the FDA's Good Clinical Practice regulations.

If we experience any significant delays in testing or approvals, or if we need to redo or perform more or larger clinical trials than planned, our product development costs will increase and our ability to file, and/or the time line to filing, of a pre-market approval application or other marketing application could be materially and negatively impacted. In addition, if results are not positive or are equivocal, we may need to conduct additional studies, which would increase the total cost of developing these products for commercial marketing and our ability to file, and/or the time line to filing, of a pre-market approval application or other marketing application could be materially and negatively impacted.

WE INTEND TO RELY ON COLLABORATIONS IN ORDER TO FURTHER DEVELOP OUR PRODUCTS. IF THESE COLLABORATIONS ARE UNSUCCESSFUL, THE DEVELOPMENT OF OUR PRODUCTS COULD BE ADVERSELY AFFECTED AND WE MAY INCUR SIGNIFICANT UNEXPECTED COSTS.

We intend to enter into collaborations with corporate partners, licensors, licensees and others. For example, we have entered into a relationship with SRI International to provide the development of multiple production prototypes, including hardware, software and disposables, based on our technology. We may be unable to maintain or expand our existing collaborations or establish additional collaborations or licensing arrangements necessary to develop our technology or on favorable terms. Any current or future collaborations or licensing arrangements may not be successful.

IF WE FAIL TO SECURE AND THEN ENFORCE PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS UNDERLYING OUR TECHNOLOGIES, WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

Our success will depend in part on our ability to obtain patent protection; defend patents once obtained; maintain trade secrets and operate without infringing upon the patents and proprietary rights of others; and if needed, obtain appropriate licenses to patents or proprietary rights held by third-parties with respect to its technology, both in the United States and in foreign countries. We currently have an exclusive license from Aruba International Pty. Ltd. with respect to six issued patents and eight pending patent applications. The issued patents will expire in July 2005, July 2014 and December 2014. There are an additional six pending applications assigned to us. Each of the patents and pending applications relates to a method and/or apparatus for removing lipids from biological fluids and/or biological components. Our patent portfolio is intended to cover products for two major medical applications, the treatment of cardiovascular disease and the removal of lipids from lipid-enveloped viruses, such as HIV, Hepatitis C, Hepatitis B and Herpes Simplex, bacteria and other lipid-containing infectious agents.

Since patent applications in the United States are maintained in secrecy until patents issue and patent applications in certain other countries generally are not published for up to 18 months after they are first filed, and since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we are not certain that we or any licensor was the first creator of inventions covered by pending patent applications or that we or any licensor was the first to file patent applications for these inventions. Further, our patents may be challenged, held unenforceable, invalidated or circumvented, or the rights granted thereunder may not provide significant proprietary protection or commercial advantage to us.

In addition to patents, we rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain our competitive position. It is our policy to require our employees, certain contractors, consultants, members of the scientific advisory board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of a business relationship with us. We cannot assure you that these agreements will not be breached, that they will provide meaningful protection of our trade secrets or know-how or adequate remedies if there is unauthorized use or disclosure of this information or that our trade secrets or know-how will not otherwise become known or be independently discovered by our competitors.

IF WE USE BIOLOGICAL AND HAZARDOUS MATERIALS IN A MANNER THAT CAUSES INJURY, WE MAY BE LIABLE FOR DAMAGES.

Our research and development activities involve the controlled use of potentially harmful biological materials, such as certain blood products as well as certain organic solvents that may be hazardous materials. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

WE DEPEND ON OUR LICENSE AGREEMENT WITH ARUBA.

We have entered into an agreement for an exclusive license to patents, know-how and other intellectual property relating to our foundation technology for removal of lipids from proteins. The licensor is Aruba International Pty. Ltd., a company controlled by Dr. Bill E. Cham, who is a director of the Company. Dr. Cham also controls KAI International, LLC, our largest shareholder. The technology licensed from Aruba currently represents an essential part of the technology owned or licensed by us. Aruba may terminate the license agreement if we fail to perform our obligations under the agreement, including the royalty payments, or if we cease, without intention to resume, all efforts to commercialize the subject matter of the licensed intellectual property.

AN ECONOMIC DOWNTURN IN THE REAL ESTATE MARKET COULD ADVERSELY AFFECT OUR ABILITY TO DISPOSE OF ASSETS.

We own real estate and make loans secured by real estate, particularly in Arizona, New Mexico, California and the southwestern United States. We own five industrial rental properties, one parcel of industrial land under development, and a large amount of rural land and mineral properties. We expect to generate cash through the sale of our real estate assets. While our real estate markets are generally healthy, there is no assurance that the markets will continue to be favorable over the disposition period of these assets. The market for some of our rural land located in northeastern Arizona is limited, particularly for the portion of land that may not be suitable for inclusion in our recreational lot sales program. A downturn in the real estate market could have an adverse impact on our ability to sell our real estate assets at a profit or at all. In addition, a downturn in the real estate market, especially in Arizona and California where a significant portion of our real estate lending business is concentrated, could affect our real estate lending business. As of February 28, 2002, approximately 54% of our managed loan portfolio was secured by properties located in Arizona and approximately 34% was secured by properties located in California. If we find it necessary to foreclose on properties after a default by a borrower, it is possible that we would not, particularly in the short term, be able to recover our entire investment in the loan. Generally, downturns in the real estate market result in a higher rate of foreclosures.

OUR STOCK PRICE MAY BE VOLATILE.

There can be no assurance that there will be an active trading market for our common stock or that the market price of the common stock will not decline below its present market price. The market prices for securities of medical technology companies have been, and are likely to continue to be, highly volatile. Factors that have had, and are expected to continue to have, a significant impact on the market price of our common stock include:

-     announcements regarding the results of regulatory approval filings,

-     our clinical studies or other testing,

- our technological innovations or new commercial products or those of our competitors,

-     government regulations, developments concerning proprietary rights,

-     public concern as to safety of our technology, and

-     variations in operating results.

WE DEPEND ON KEY PERSONNEL AND WILL NEED TO HIRE ADDITIONAL KEY PERSONNEL IN THE FUTURE.

Our ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical, clinical, regulatory and managerial personnel, and our continuing ability to attract and retain additional highly qualified personnel in these areas. Competition for such personnel is intense, especially in the San Francisco Bay Area. There can be no assurance that we can retain such personnel or that we can attract or retain other highly qualified scientific, technical, clinical, regulatory and managerial personnel in the future.

ITEM 2: PROPERTIES

FACILITIES

Our headquarters are located at 7068 Koll Center Parkway, Suite 401 in Pleasanton, California. The facility is approximately 9,000 square feet, which consists of approximately 7,000 square feet of office space and 2,000 square feet of laboratory space. We have entered into a five-year lease with respect to these facilities, expiring in September 2005.

We also have subleased a facility in Brisbane, Australia. This facility is approximately 700 square feet, which consists of approximately 100 square feet of office space and approximately 600 square feet of laboratory space. We have entered into a one-year sublease with respect to this facility, expiring in May 2002, but renewable for two additional one-year periods.

Additionally, we have leased office space in Phoenix, Arizona for our real estate related activities headquarters. The facility is 5,446 square feet, all of which is office space. The lease expires May 2005 but may be terminated in May 2003 if early termination conditions are met, one of which is paying a termination penalty.

We also have space available for our use at the SRI International facility in connection with our product development agreement with them.

The schedule below shows the properties owned by the Company at December 31, 2001, except for properties obtained by Bridge Financial Corporation through foreclosure. All of the properties in the schedule are held for sale.

                                                                                            ENCUMBRANCE
LOCATION                                             DESCRIPTION                           (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
RENTAL PROPERTIES

Arizona
Tempe                             12TH PLACE BUILDING
                                     37,908 square foot building on 2.7 acres                  $   650
Tempe                             GROVE COMMONS INDUSTRIAL PARK
                                     113,806 square feet in 4 buildings on 7.1 acres             4,826
Gilbert                           EL DORADO COMMERCE CENTER
                                     112,786 square foot building on 7.8 acres                   4,270
Chandler                          ASPEN BUSINESS CENTER
                                     105,757 square foot building on 6.2 acres                   3,277
Phoenix                           WATKINS DISTRIBUTION CENTER
                                     76,800 square foot building on 4.4 acres                    1,860

PROPERTIES UNDER DEVELOPMENT

New Mexico
Albuquerque                       MENAUL AND BROADWAY ROADS                                    $    --
                                     13 tracts zoned for industrial use on
                                     14.4 acres

UNDEVELOPED URBAN PROPERTIES

                                                                                            ENCUMBRANCE
LOCATION                                        DESCRIPTION                    ACRES       (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
NEW MEXICO
Las Cruces                           Mesilla Hills                            310.00           $    --

RURAL AND MINERAL PROPERTIES

                                                                     ACRES                  ENCUMBRANCE
COUNTY                STATE                                SURFACE          MINERAL        (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
Apache                Arizona                              60,879(1)        144,777             $  --
Coconino              Arizona                                                21,191                --
Mohave                Arizona                                                46,602                --
Navajo                Arizona                              45,276(2)        467,679                --
Catron                New Mexico                                             11,346                --
Cibola                New Mexico                            3,844           225,171                --
Dona Ana              New Mexico                                                310
McKinley              New Mexico                              160           117,238                --
San Juan              New Mexico                                              5,040                --
Socorro               New Mexico                                              2,399                --
Valencia              New Mexico                                             41,685                --
Fremont               Colorado                                                1,480                --
Various               Oklahoma                                                  243                --

(1) Approximately 20,000 acres are allocated to the recreational lot sales program.

(2) Approximately 6,700 acres are allocated to the recreational lot sales program.

ITEM 3: LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings. All of the legal proceedings we are currently involved in are ordinary and routine. The outcomes of the legal proceedings are uncertain until they are completed. We believe that the results of the current proceedings will not have a material adverse effect on our business or financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on November 29, 2001. There were issued and outstanding on September 20, 2001, the record date, 6,816,936 shares of our common stock, each share being entitled to one vote and constituting all of our outstanding voting securities. There were present at the meeting in person or by proxy, shareholders of the Company who were the holders of 4,402,448 votes of our common stock entitled to vote, constituting a quorum. At the meeting the following actions were taken by the shareholders:

1. A proposal to approve the merger of Pre-Merger Lipid with and into the Company pursuant to an Agreement and Plan of Merger, dated as of July 9, 2001, by and between the Company and Pre-Merger Lipid, and to approve all other transactions described in the Agreement and Plan of Merger. The results of the voting were as follows:

                        For                                   4,372,304
                        Against                                  30,128
                        Abstain                                      16

2. A proposal to amend the Company's articles of incorporation, effective upon completion of the merger, to change the name of the Company from "NZ Corporation" to "Lipid Sciences, Inc." The results of the voting were as follows:

                        For                                   4,369,787
                        Against                                  32,645
                        Abstain                                      16

3. A proposal to amend the Company's articles of incorporation, effective upon completion of the merger, to increase the number of authorized shares of capital stock from 40,000,000 to 85,000,000 and the authorized shares of common stock from 30,000,000 to 75,000,000. The results of the voting were as follows:

                        For                                   4,201,120
                        Against                                 195,538
                        Abstain                                   5,790

4. A proposal to amend the Company's articles of incorporation, effective upon completion of the merger, to remove the provision that each director must also be a shareholder of the corporation. The results of the voting were as follows:

                        For                                   4,329,639
                        Against                                  69,831
                        Abstain                                   2,978

5. A proposal to amend the Company's articles of incorporation, effective upon completion of the merger, to provide for the right of Sun NZ, L.L.C. to nominate one-third of the number of the Company's directors if our entire Board of Directors consists of nine or more persons or two directors if our entire Board of Directors consists of eight or fewer persons, subject to reduction or elimination of those rights if Sun NZ fails to meet minimum shareholding requirements. The results of the voting were as follows:

                        For                                   4,327,684
                        Against                                  67,074
                        Abstain                                   7,690

6. A proposal to adopt the Company's 2001 Performance Equity Plan, effective upon completion of the merger. The results of the voting were as follows:

                        For                                   4,131,715
                        Against                                 265,480
                        Abstain                                   5,253

SHAREHOLDER PROPOSALS FOR THE 2002 ANNUAL MEETING OF SHAREHOLDERS

We plan to hold our 2002 annual meeting of shareholders on or about June 18, 2002. Shareholder proposals that are to be included in our proxy statement must be received a reasonable time before we begin to print and mail our proxy materials. Currently, we intend to mail our proxy materials on or about May 14, 2002. Therefore, shareholder proposals should be received by us on or before April 24, 2002. Any proposal by a shareholder that will not be included in our proxy materials must be received by us on or before May 24, 2002, as required by our Amended and Restated Bylaws. Any such proposals should be sent to the Corporate Secretary at 7068 Koll Center Parkway, Suite 401, Pleasanton, California 94566.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of November 29, 2001, our common stock is traded on the Nasdaq National Market System under the symbol "LIPD". Prior to November 29, 2001, our common stock was admitted to non-listed trading privileges on the American Stock Exchange under the symbol "NZ". The following table sets forth, for the period indicated, the high and low closing sales prices per share of our common stock, as reported by the AMEX and Nasdaq National Market, respectively. On March 14, 2002 there were approximately 1,039 holders of record of our common stock, including multiple beneficial holders and depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker.

THE MARKET PRICE RANGE BY QUARTER:

                                          2001                       2000
                                    HIGH         LOW           High         Low
--------------------------------------------------------------------------------
   First quarter                   $4.000      $3.125         $5.625      $4.875
   Second quarter                   5.550       3.700          5.375       4.875
   Third quarter                    9.960       4.400          5.000       4.250
   Fourth quarter                   9.610       6.850          4.688       2.938

We did not declare any dividends on our common stock in 2001 and 2000. We anticipate that for the foreseeable future we will continue to retain our earnings for use in our business. The payment of cash dividends is at the discretion of the Board of Directors of the Company.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the fiscal year ended December 31, 2001 and for the period from Inception (May 21, 1999) to December 31, 2000, are derived from audited financial statements. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto appearing elsewhere in this annual report. The selected data in this section are not intended to replace our financial statements.

Year ended December 31, 2001 and period
From Inception (May 21, 1999) to December 31, 2000 (1)
(In thousands, except per share data)

                                                         2001 (2)       2000 (3)
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Gross revenue from operations                           $    522       $     --
Net loss                                                 (13,677)        (2,993)
Basic and diluted net loss per share
  of common stock                                       ($  0.87)      ($  0.34)
Weighted average number of shares used in
  computing basic and diluted earnings per share          15,801          8,877

                                                               2001       2000
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:

Cash, cash equivalents and short-term investments            $ 12,811   $  9,171
Working capital                                                28,388      9,050
Total assets                                                   77,688     10,269
Non-current liabilities                                        21,054          7
Stockholders' equity                                           51,277      9,623

(1) Because our merger with Pre-Merger Lipid was treated as a reverse acquisition, Pre-merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to November 29, 2001 presented represents the financial results of Pre-Merger Lipid.

(2) Financial information for the year ended December 31, 2001, includes the results of Pre-Merger Lipid from January 1, 2001 through November 28, 2001, and the Company's results from November 29, 2001 through December 31, 2001.

(3) Activities during the period from Inception (May 21, 1999) to December 31, 1999 were insignificant and have been included in the results of operations for the year ended December 31, 2000.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included on pages F-1 through F-26 of this Report, and the "Factors That May Affect Future Results and Financial Condition" section at the end of Part I, Item 1. The statements below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page ii.

OVERVIEW

We are a development stage medical technology company engaged in the research and development of products focused on treating major medical conditions in which a lipid, or fat, component plays a key role. Our technology is based on a process of selective, systemic removal of lipids from plasma, that is, blood without red cells. This process is known as plasma delipidation. The process is designed to provide therapeutic benefit by enhancing the body's natural ability to heal itself. We believe that through the use of this system a patient's risk of such common disorders as heart attack and stroke will be reduced, and circulation throughout the body will be improved with numerous attendant benefits.

On November 29, 2001, we completed our merger with Pre-Merger Lipid. As a result of the merger, the Company was renamed Lipid Sciences, Inc., Pre-Merger Lipid ceased to exist as a separate corporation, and the shareholders of Pre-Merger Lipid became shareholders of the Company. In connection with the merger, Pre-Merger Lipid shareholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid shareholders owned approximately 75% of the then outstanding stock of the Company and the NZ shareholders owned the remaining shares of the Company's common stock.

In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were shareholders of NZ on the day prior to the completion of the merger and who hold perfected stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company's common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company's common stock. Shareholders have until April 30, 2002 to perfect their rights.

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Pre-Merger Lipid owned the majority of our common stock immediately after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to 2001 included in this report reflects Pre-Merger Lipid results.

Pre-Merger Lipid's primary activities since incorporation had been establishing offices, recruiting personnel, conducting research and development, performing business and financial planning, and raising capital. Activities during the period from Inception (May 21, 1999) to December 31, 1999 were insignificant and have been included in the results of operations for the year ended December 31, 2000.

In the course of our research and development activities, we have sustained continued operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. We are conducting an orderly disposition of substantially all of the real estate and other assets held by the Company before the merger and will use the proceeds from the disposition of these assets for our ongoing operations. We anticipate the disposition will take place over the next one to two years. We intend to finance our operations through the orderly disposition of these assets, through issuances of equity securities, and receipt of research and development grants. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses and ultimately, upon achieving profitable operations.

Our business is currently organized into two segments: Medical Technology and Real Estate. Our medical technology segment is focused on research and development of products for the treatment of major medical conditions in which a lipid, or fat, component plays a key role. As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger we announced our intent to conduct an orderly disposition of these assets. On March 22, 2002, the Company formalized a plan to discontinue the operations of its Real Estate segment. The plan identifies the major assets to be disposed of, the expected method of disposal, and the period expected to be required for completion of the disposal.

As of December 31, 2001, the Company recorded restructuring charges of approximately $885,000. All restructuring charges were charged to general and administrative expense and are reflected in accrued liabilities as of December 31, 2001. The Company's recent restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ's assets. As of December 31, 2001, we have not utilized any of the accruals set up for restructuring purposes. We expect the accrued amounts to be paid and the restructuring to be complete by early 2003 (see Note 12 of the financial statements).

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that our following accounting policies fit this definition:

Property Sales, Cost of Property Sales and Deferred Revenue

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate." SFAS No. 66 stipulates certain conditions which must be met to recognize profit from the sale of real estate using the full accrual method. These conditions include minimum down payments and annual investments by the buyer, and reasonable assurance the related receivable is collectible. We recognize revenue from the sale of properties using the full accrual method when the required conditions are met.

Profits from retail land sales are recognized on the installment basis provided minimum down payments are received. Deferred revenue consists principally of retail land sales made after the merger, and rents collected in advance.

The Company capitalizes construction and development costs as required by SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Cost of sales for the recreational lots are determined by allocating development costs pro-rata by acre. Costs associated with financing or leasing projects are capitalized and amortized over the period benefited by those expenditures.

Property and Equipment

Property includes real estate assets owned by the Company before the merger. Real estate properties are stated at the lower of cost or estimated fair value. All properties are held for sale and are written down to estimated fair value when the Company determines the carrying cost exceeds the estimated selling price, less costs to sell. Management makes this evaluation on a property-by-property basis. The evaluation of fair value and future cash flows from individual properties requires significant judgment. Our estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. It is reasonably possible that a change in economic or market conditions could result in a change in management's estimate of fair value.

Income Taxes

The Company follows SFAS No.109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001 AND PERIOD FROM INCEPTION (MAY 21, 1999) TO DECEMBER 31, 2000

Consolidated discussions represent data of the Company as presented in the Consolidated Statements of Operations included in Item 8 of this Report. Segment discussions represent data as reported by segment in Note 16 to the Consolidated Financial Statements.

Consolidated

NET REVENUE. Revenues for 2001 increased to $522,000 because we did not have a real estate segment in 2000. Revenue from real estate assets acquired in the merger is included from the date of the merger, November 29, 2001, through December 31, 2001 (see Note 2 of the financial statements). These revenues are primarily from rental properties and interest income generated by commercial real estate loans.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include product development, clinical testing, and regulatory expenses. Research and development expenses for 2001 increased 433% to $11,800,000 from $2,200,000 in 2000. The increase in research and development expenses is due primarily to staff additions in research and development and clinical areas, stock compensation expenses, a non-cash charge related to issuance of stock to our Scientific Advisory Board, and expenses related to the on-going development of the device component of our delipidation systems, including $3,400,000 related to the development agreement with SRI International, of which $850,000 is a non-cash charge related to the issuance of warrants.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis. For the year ended December 31, 2001, however, we estimate that the majority of our research and development expense was associated with our two primary platforms, Cardiovascular (Vascular Lipid Removal System) and Lipid-Enveloped Viruses (Viral Pathogen Inactivation System).

Clinical trials have not begun on either of our platforms. Due to the inherent risks and uncertainties associated with the development of our proposed platforms, we are unable to further specify with meaningful certainty the estimated completion date or estimated cost of completion of our proposed products, or whether any of our products will eventually be successfully developed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for 2001 increased 299% to $4,700,000 from $1,200,000 in 2000. The increase is due primarily to expenses to establish administrative management (including recruitment fees), accounting, legal, shareholder and filing fees associated with public company requirements, and restructuring costs (see Note 12 of the financial statements) associated with the merger.

INTEREST AND OTHER INCOME. Interest and other income for 2001 decreased 5% to $385,000 from $407,000 in 2000. The decrease is due primarily to lower cash, cash equivalent and short-term investment balances throughout 2001. Additional cash was acquired as a result of the merger in November 2001.

Real Estate Segment

Revenues for 2001 increased to $522,000 because we did not have a real estate segment in 2000. Revenue from real estate assets acquired in the merger is included from the date of the merger, November 29, 2001, through December 31, 2001 (see Note 2 of the financial statements). These revenues are primarily from rental properties and interest income generated by commercial real estate loans.

Loss before income taxes for 2001 increased to $2,000 from no net loss in 2000 because Pre-Merger Lipid did not have a real estate segment in 2000. Revenue and expense from real estate assets acquired in the merger are included from the date of the merger, November 29, 2001, through December 31, 2001. General and administrative expenses in 2001 of $394,000 primarily consist of expenses to maintain the Phoenix, Arizona headquarters to handle real estate activities.

The increase in identifiable assets from 2000 to 2001 represents the addition of NZ's assets as a result of the merger.

LIQUIDITY AND CAPITAL RESOURCES

Pre-Merger Lipid financed its operations principally through the sale of common stock to one of its founders and two private placements of equity securities, which have yielded net proceeds of approximately $16,900,000. The merger with the Company resulted in the acquisition of net assets of approximately $45,200,000, net of repurchase of stock and acquisition costs, through December 31, 2001.

The net cash used in operating activities was approximately $8,700,000 and $2,100,000 for the year ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000, respectively, resulting primarily from operating losses incurred as adjusted for non-cash stock compensation charges. The net cash used in investing activities was approximately $900,000 and $48,000 for the year ended December 31, 2001 and for the period from Inception (May 21, 1999) to December 31, 2000, respectively, primarily attributable to the purchase of capital equipment. Net cash provided by financing activities was approximately $21,300,000 for the year ended December 31, 2001, primarily due to the acquisition of NZ Corporation. Net cash provided by financing activities was approximately $3,200,000 for the period from Inception (May 21, 1999) to December 31, 2000, primarily from the maturities of short-term investments and the sale of equity securities in private placement transactions net of purchases of short-term investments.

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., one of our directors. As consideration for the license, we issued Aruba 4,677,060 shares of common stock valued at $250,000. This amount was charged to expense as research and development in the year ended December 31, 2000. Under this license, we are also obligated to pay Aruba a continuing royalty on revenue generated under the agreement in future years, subject to a minimum annual royalty amount of $500,000. For the year ended December 31, 2000, we paid cash of approximately $350,000 and issued 66,817 shares of common stock valued at $150,000 related to this agreement. For the year ended December 31, 2001, we paid approximately $600,000 and have accrued an additional $250,000 related to this agreement. Amounts for both 2000 and 2001 were charged to research and development expense. We are also required to make a payment of $250,000 upon initiation of human clinical trials utilizing the technology under the patents and 10% of an External Research Funding received by us to further this technology, as defined in the agreement. As of December 31, 2001, no amounts have been expensed relating to human clinical trials or External Research Funding given that we have not yet initiated human clinical trials.

In May 2000, we sold a total of 4,925,300 shares of common stock at $2.25 per share in a private placement to accredited investors. Net cash proceeds, after expenses of the placement, were approximately $11,000,000.

In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services. SRI will assign to us all intellectual property developed during the term of the Development Agreement. The Development Agreement calls for SRI to complete two development phases (as defined in the Development Agreement) during which time SRI will work to develop a medical device to enable us to further develop and commercialize our lipid removal technology.

Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000 of which $500,000 was paid to SRI in the year ended December 31, 2000 as a nonrefundable deposit and was included in prepaid expenses at December 31, 2000. Of those total fees, expenses of $972,967 and $544,033 were charged to operations in the year ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000, respectively, of which $294,033 was included in accounts payable at December 31, 2000.

We also issued SRI warrants to purchase 779,510 shares of common stock at an exercise price of $3.21 per share. The warrants vested with respect to 233,853 shares upon completion of Phase I, with the remaining 545,657 shares vesting upon completion of Phase II. On May 12, 2001, the Development Agreement was amended with respect to the warrants to purchase 545,657 shares of common stock related to Phase II. This amendment splits Phase II into two development milestones with warrants to purchase 272,829 shares vesting at the completion of each milestone. If either development milestone is discontinued at the option of the Company, all 545,657 warrants will vest at the completion of the remaining milestone.

Phase I of the Development Agreement was completed on March 28, 2001 resulting in warrants to purchase 233,853 shares of common stock becoming fully vested. On this date, we recognized an expense of $847,500, based upon the fair market value of the warrants on the date of vesting, using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of seven years.

Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program are limited to $6,300,000. For the year ended December 31, 2001, $2,499,603 was charged to operations of which $122,135 was included in accounts payable at December 31, 2001. As of December 31, 2001, neither milestone related to Phase II was complete, consequently no value has been assigned to those warrants which have a life of seven years. These warrants will be valued using the Black-Scholes method and will be charged to expense as they vest.

In March 2001, we closed a private placement of 1,375,282 shares of common stock at $4.49 per share for gross proceeds of $6,175,000. In connection with the private placement, we paid a commission to MDB Capital Group, LLC of approximately 7% of the gross proceeds, payable in shares of common stock, for services rendered in the private placement. Accordingly, 95,491 shares of common stock at $4.49 per share were issued as commission for the transaction.

In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between the Company and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger as compared to Pre-Merger Lipid's cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company's pre-merger assets during the two-year period after the closing of the merger, the Company's assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company's pre-merger assets during the two-year period after the closing of the merger. We anticipate the remainder of the advisory fee to be approximately $2,000,000 and expect to pay it to MDB Capital Group over the next 24 months.

As of December 31, 2001, we had long-term debt of $14,500,000 with interest rates ranging from 7.3% to 9.125% and maturity dates from 2006 to 2010.

As of December 31, 2001, we had cash and cash equivalents equal to approximately $12,800,000. We anticipate that these assets and the cash raised from the orderly disposition of real estate assets, which is expected to take place over a one- to two-year period, will provide sufficient working capital for our research and development activities during that period. After the period of disposition of real estate assets, additional capital will be required. We intend to seek capital needed to fund our operations through new collaborations, or through public or private equity or debt financings.

RECENT ACCOUNTING PRONOUNCEMENTS

As of January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Currently, we do not use derivative instruments nor have we identified any imbedded derivatives in other contracts. Upon adoption of SFAS No. 133, there was no effect on the financial position or results of our operations.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. We adopted SFAS No. 141 on July 1, 2001. SFAS No. 142 requires that amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Lipid adopted SFAS No. 142 on January 1, 2002. Adoption of this statement did not have an impact on Lipid's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement will supercede SFAS No. 121. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and
(ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Lipid adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a significant impact on Lipid's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have fixed-rate mortgage debt and have no short-term investments as of December 31, 2001, we do not have any material quantitative or qualitative disclosures about market risk.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the report of independent auditors appear on pages F-1 through F-26 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously disclosed in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 31, 2002.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors, and their ages as of December 31, 2001, are as follows:

Name                                               Age                           Position
----                                               ---                           --------
Phil Radlick, Ph.D. (A) (3)                        63        President, Chief Executive Officer and Director
Barry D. Michaels                                  51        Chief Financial Officer
Marc Bellotti                                      50        Vice President - Product Development
Jo-Ann B. Maltais, Ph.D.                           53        Vice President - Scientific Affairs
Dale L. Richardson                                 46        Vice President - Sales and Marketing
Susan A. Capello                                   42        Vice President - Intellectual Property
Jan Johansson, M.D., Ph.D.                         48        Vice President - Clinical Research and Development
Christopher A. Marlett (A) (3)                     37        Chairman of the Board
Bill E. Cham, Ph.D. (B)                            56        Director
William A. Pope (A) (1)                            46        Director
Frank M. Placenti (B) (1) (2) (3)                  48        Director
Gary S. Roubin, M.D., Ph.D. (B) (1) (2)            53        Director

(A) Class A director, term of office as a director will continue until the annual meeting of shareholders to be held in 2003 or until his successor is duly elected and qualified.

(B) Class B director, term of office as a director will continue until the annual meeting of shareholders to be held in 2002 or until his successor is duly elected and qualified.

(1)   Current member of the Audit Committee.

(2)   Current member of the Compensation Committee.

(3)   Current member of the Nominating and Corporate Governance Committee.

All of our executive officers are elected annually by the Board of Directors. There is no family relationship between or among any of our executive officers or directors.

Sun NZ, L.L.C., a large shareholder of the Company, has the right to nominate one-third of the Company's directors if our entire Board of Directors consists of nine or more persons or two directors if our entire Board of Directors consists of eight or fewer persons, subject to reduction or elimination of those rights if Sun NZ fails to meet minimum shareholding requirements. Mr. Pope, a director of the Company, is the president and a director of the managing member of Sun NZ. Messrs. Pope and Placenti were both nominated by Sun NZ to our Board of Directors.

All of our executive officers began serving with the Company on November 29, 2001 upon completion of our merger with Pre-Merger Lipid. Prior to the merger, all of our executive officers served in the same positions as executive officers of Pre-Merger Lipid. With the exception of Mr. Pope, all of our directors were initially elected and became directors of the Company on November 29, 2001.

Phil Radlick, Ph.D. Dr. Radlick became President, Chief Executive Officer and Director of Pre-Merger Lipid in June 2000. Dr. Radlick has extensive experience in commercializing devices in the cardiovascular field. From 1994 to June 2000, Dr. Radlick served as President and Chief Executive Officer of Cardima, Inc. Dr. Radlick presently serves as a member of the board of directors of Cardima, Inc. From 1992 to 1994, he served as President and Chief Executive Officer of Hepatix, Inc. (currently VitaGen, Incorporated), a start-up extracorporeal liver assist device company. Prior to that, from 1985 to 1992 he was President of Edwards Laboratories, a division of Baxter Healthcare Corporation. Dr. Radlick holds a Bachelor of Science in Chemistry and a Ph.D. in Organic Chemistry, both from the University of California, Los Angeles.

Barry D. Michaels. Mr. Michaels became Chief Financial Officer of Pre-Merger Lipid in May 2001. Mr. Michaels joined Pre-Merger Lipid from Sulzer IntraTherapeutics, Inc., a leading manufacturer of stents for the peripheral vascular market, where he served as Chief Financial Officer from March 2000 to May 2001. Prior to IntraTherapeutics, Mr. Michaels headed his own management consulting firm from July 1997 through March 2000, providing financial and strategic consulting services to developmental-stage medical device companies. From June 1993 through July 1997, Mr. Michaels served as Chief Financial Officer of Cordis Webster, Inc. Mr. Michaels served as interim President of Cordis Webster following its acquisition by Johnson & Johnson. Prior to Mr. Michaels' experience as a Chief Financial Officer, he served most notably as Vice President and Corporate Controller of Medtronic, Inc., which is a leading medical technology company. Prior to that he served as Vice President and Controller of the Parenteral Products Group of Baxter Healthcare Corporation. Mr. Michaels received his Master of Business Administration (finance) from San Diego State University, and is a graduate of the Anderson School Executive Program, University of California, Los Angeles.

Marc Bellotti. Mr. Bellotti became Vice President - Product Development of Pre-Merger Lipid in July 2001. Prior to joining Pre-Merger Lipid, he was employed by Baxter Healthcare Corporation for 25 years. His most recent positions were Director of Product Development for Rapid Prototyping and Fabrication-Advanced Design Center and, prior to that, for the Renal Division. He received his Master of Engineering in Biomedical Engineering and his Bachelor of Science in Biomedical Engineering from the Rensselaer Polytechnic Institute.

Jo-Ann Maltais, Ph.D. Dr. Maltais became Vice President - Scientific Affairs of Pre-Merger Lipid in August 2000. Dr. Maltais has over 17 years of experience in research and product development, clinical trials, quality assurance and regulatory affairs, sales and marketing support and customer support of extracorporeal medical devices. From 1990 to 2000, she served in various executive positions for Gambro AG and its subsidiaries, most recently as the Head of Scientific Affairs for Gambro Healthcare, Inc. Gambro AG is a world leader in the kidney dialysis industry. Prior to Gambro, Dr. Maltais served as Manager, Corporate Microbiology for Minntech Corporation from 1984 to 1990. Minntech is a manufacturer of dialysis products. From 1979 to 1983, Dr. Maltais worked for the FDA. Dr. Maltais has a Bachelor of Science in Biology and Chemistry from Long Island University and a Ph.D. in Microbiology from the University of New Hampshire and a Postdoctoral Fellowship at the University of Minnesota. She is the author of several scientific papers and inventor on eight patents.

Dale L. Richardson. Mr. Richardson became Vice President - Sales and Marketing of Pre-Merger Lipid in August 2000. From 1996 to 2000, he was with Fresenius AG, one of the world leaders in kidney dialysis and apheresis, spending his last two years there as President/Chief Operating Officer of Fresenius Hemotechnology, Inc. Fresenius Hemotechnology focused on a novel technology for rheumatoid arthritis, apheresis, autotransfusion, and blood banking products. For the two years prior to Fresenius, Mr. Richardson was Senior Vice President, Marketing and Sales for McKesson Corporation, managing two divisions of the world's largest drug distribution company. Mr. Richardson began his medical career with Davol, Inc., a subsidiary of C.R. Bard, Inc., in 1981 working up from sales representative to Vice President - Sales over a ten-year period. He then managed International Marketing, followed by worldwide Sales and Marketing responsibility and finally was promoted to Vice President, Blood Management Products. Mr. Richardson received his Bachelor of Science in Business Administration from California State University, Hayward and his MBA from West Coast University in Los Angeles.

Susan A. Capello. Ms. Capello became Vice President - Intellectual Property of Pre-Merger Lipid in December 2000. Prior to joining Pre-Merger Lipid, she was employed as Senior Patent Attorney at Becton, Dickinson and Company for seven years. Ms. Capello was responsible for handling all aspects of intellectual property for Becton, Dickinson's BD Biosciences business. From 1983 to 1988, Ms. Capello worked in research capacities with Hoffman-LaRoche, Inc. and the Rorer Group, Inc. Ms. Capello graduated from West Chester University of Pennsylvania with a Bachelor of Science in Chemistry/Biology and Business Administration and received her Juris Doctor from Pace University School of Law.

Jan Johansson, M.D., Ph.D. Dr. Johansson became Vice President - Clinical Research and Development of Pre-Merger Lipid in September 2001. In June 1998, Dr. Johansson co-founded Esperion Therapeutics, Inc., a developer of pharmaceutical products for the treatment of cardiovascular disease. Dr. Johansson served as Senior Clinical Research Fellow of Esperion from October 2000 to August 2001, Vice President of Clinical Affairs from May 1999 to October 2000, and consultant from June 1998 to May 1999. From 1987 to 1998, Dr. Johansson directed research and multinational clinical trials focused on abnormalities in lipid metabolism and atherosclerosis at the Institute of Medicine at the Karolinska Hospital in Stockholm, where he also served as associate professor since 1995. Dr. Johansson served as medical advisor to Pharmacia & Upjohn, Inc. in the area of atherosclerosis from 1995 to 1997. Dr. Johansson received his M.D. and Ph.D. from the Karolinska Institute.

Christopher A. Marlett. Mr. Marlett was the Chairman of the Board and co-founder of Pre-Merger Lipid. He also is a co-founder and member of MDB Capital Group, LLC, an investment-banking firm formed in December 1996. MDB Capital Group is an NASD member, and a broker-dealer that specializes in financing growth-oriented companies. Prior to forming MDB Capital Group, Mr. Marlett was employed as Managing Director by Laidlaw Equities from May of 1995 to January of 1997 where he was in charge of Laidlaw's West Coast investment banking activities. From March 1991 to May 1995, Mr. Marlett was affiliated with Drake Capital Securities, Inc. where he formed a division called Marlett/Mazzarella and directed investment banking activities of the division. Mr. Marlett is also Chairman and Chief Executive Officer of Orion Acquisition Corp. II, a publicly traded company. Mr. Marlett holds a Bachelor of Science in Business Administration from the University of Southern California.

Bill E. Cham,Ph.D. Dr. Cham was a director and co-founder of Pre-Merger Lipid. He is the founder of the Curacel Institute of Medical Research and has served as its Director of Scientific Research since 1996. From 1969 through 1996, Dr. Cham served as the Principal Research Fellow at the University of Queensland in Brisbane, Australia. His principal research focus was in the area of lipoprotein metabolism. Dr Cham received a degree in Chemistry from the University of Delft in the Netherlands in 1967. He also received a degree in Biochemistry from the University of Queensland in 1975 and a Ph.D. in Medicine in 1982 also from the University of Queensland.

Frank M. Placenti. Mr. Placenti has been a partner in the international law firm of Bryan Cave LLP since March 1997, where he heads the firm's Phoenix Corporate and Securities Practice and serves as a member of the firm's Operating Group responsible for firmwide marketing and client development. Bryan Cave LLP has represented NZ and Sun NZ in connection with the merger. Prior to that time, Mr. Placenti was partner in the law firm of Brown and Bain, P.C., from April 1994 to March 1997. His practice emphasizes the representation of public companies in mergers, acquisitions, financings and corporate governance matters.

Gary S. Roubin, M.D., Ph.D. Dr. Roubin became a director of Pre-Merger Lipid in May 2000. Since 1997, Dr. Roubin has been the Chief of Endovascular Services at Lenox Hill Hospital in New York. From November 1989 to October 1997, he was Professor of Medicine and Radiology and Director of the Cardiac Catheterization Laboratories and Intervention Cardiology Section at the University of Alabama at Birmingham Hospital. He is a Fellow of the Royal Australian College of Physicians, the American College of Cardiology, the Council on Clinical Cardiology of the American Heart Association, the Society for Cardiac Angiography and Intervention, Society for Vascular Medicine and Biology, and the International Society of Endovascular Specialists. Dr. Roubin attended medical school at the University of Queensland where he completed his degree in 1975. He received a Ph.D. in Cardiovascular Physiology from Sydney University in 1983. In 1995, he was awarded a Doctorate in Medicine from the University of Queensland for his basis and clinical research in the development of coronary stenting.

William A. Pope. Mr. Pope has served as a director of the Company since 1995. Mr. Pope served as President and Chief Executive Officer of the Company from June 1994 until November 1997. Since 1993, Mr. Pope has served as President and Chief Executive Officer of SunChase Holdings, Inc. and its affiliated companies. Prior to 1993, Mr. Pope served as Executive Vice President and Chief Operating Officer of SunChase Holdings, Inc. and its affiliated companies. SunChase Holdings, Inc. is engaged in the business of acquiring, developing, managing, and marketing residential and commercial properties in the United States and wood products, fiber optic cable, and computer software in the United States and abroad. Mr. Pope also is the president and a director of the managing member of Sun NZ, L.L.C., a large shareholder of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the National Association of Securities Dealers. Such officers, directors and ten percent shareholders are also required by Securities and Exchange Commission rules to furnish our company with copies of all Section 16(a) forms that they file.

Based solely upon our review of copies of such reports received and written representations furnished to the Company, we believe that, during 2001, there has been no failure by any of our officers, directors or ten percent shareholders to file on a timely basis any reports required by Section 16(a).

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation received in the years ended December 31, 2001, 2000 and 1999 by the current Chief Executive Officer, the previous Chief Executive Officer, and the four other most highly paid executive officers of the Company. In this report we refer to these individuals as the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                 Long Term
                                          Annual Compensation   Compensation
                                          -------------------   ------------
                                                                 Securities
                                                                 Underlying       All Other
Name and Principal Position (1)   Year    Salary        Bonus     Options       Compensation
-------------------------------   ----    ------        -----     -------       ------------
Phil Radlick, Ph.D.               2001   $250,000           --          --         $   336(2)
  President and Chief             2000   $145,833(3)        --   1,559,020              --
  Executive Officer

Barry D. Michaels                 2001   $138,173(4)        --     311,804         $ 2,827(5)
  Chief Financial Officer

Dale L. Richardson                2001   $200,000           --          --         $   354(2)
  Vice President - Sales          2000   $ 75,000(6)        --     155,902              --
  and Marketing

Jo-Ann B. Maltais, Ph.D.          2001   $175,000           --          --         $16,076(7)
  Vice President - Scientific     2000   $ 51,042(8)        --     155,903              --
  Affairs

Susan A. Capello                  2001   $185,000           --     155,902         $   305(2)
  Vice President -
  Intellectual Property

R. Randy Stolworthy (9)           2001   $159,888      $72,000          --         $24,358(10)
  Former President and            2000   $144,000      $72,000       6,000         $14,358(11)
  Chief Executive Officer         1999   $144,000           --      33,024         $13,578(12)

(1) Prior to the completion of the merger of Pre-Merger Lipid and the Company on November 29, 2001, all of the Named Executive Officers, except Mr. Stolworthy, served as executive officers of Pre-Merger Lipid and were not employed by the Company. Following the completion of the merger, all of the Named Executive Officers, except Mr. Stolworthy, assumed the same positions with the Company that they previously held with Pre-Merger Lipid. The amounts set forth in the Summary Compensation Table above include compensation that was paid by Pre-Merger Lipid prior to the completion of the merger to the Named Executive Officers and also include the amounts paid by the Company to the Named Executive Officers following the merger.

(2) Represents premiums paid for term life insurance for the benefit of the Named Executive Officer.

(3) Dr. Radlick became President and Chief Executive Officer of Pre-Merger Lipid in June 2000. Compensation for 2000 is for partial year.

(4) Mr. Michaels became Chief Financial Officer of Pre-Merger Lipid in May 2001. Compensation for 2001 is for partial year.

(5) Includes $2,557 as reimbursement for relocation expenses and $270 for term life insurance premiums.

(6) Mr. Richardson became Vice President-Sales and Marketing of Pre-Merger Lipid in August 2000. Compensation for 2000 is for partial year.

(7) Includes $15,746 as reimbursement for relocation expenses and $330 for term life insurance premiums.

(8) Dr. Maltais became Vice President-Scientific Affairs of Pre-Merger Lipid in August 2000. Compensation for 2000 is for partial year.

(9) Mr. Stolworthy served as President and Chief Executive Officer from November 1997 to November 29, 2001.

(10) Includes $18,800 in director fees, $458 for term life insurance premiums, and a $5,100 contribution to the Company's 401(k) plan.

(11) Includes $8,800 in director fees, $458 for term life insurance premiums, and a $5,100 contribution to the Company's 401(k) plan.

(12) Includes $8,800 in director fees, $458 for term life insurance premiums, and a $4,320 contribution to the Company's 401(k) plan.

OPTION GRANTS

The following table provides information regarding stock options granted to the Named Executive Officers during the year ended December 31, 2001.

Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of the grant until the end of the option term. These values are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimated future stock price appreciation.

                        OPTION GRANTS IN FISCAL YEAR 2001

                                                                                                Potential Realizable Value of
                                                                                             Assumed Annual Rate of Stock Price
                                                    Individual Grants                           Appreciation for Option Term
                               -----------------------------------------------------------   ----------------------------------
                                Number of       Percent of
                                Securities     Total Options
                                Underlying      Granted to       Exercise or
                                 Options       Employees in      Base Price     Expiration
Name                             Granted      Fiscal Year (1)     ($/Share)        Date           5%($)              10%($)
----                             -------      ---------------     ---------        ----           -----              ------
Phil Radlick, Ph.D.                  0              N/A               N/A             N/A           N/A                   N/A

Barry D. Michaels              311,804 (2)         27.7%            $4.49        04/02/11       $880,452           $2,231,239

Dale L. Richardson                   0              N/A               N/A             N/A            N/A                  N/A

Jo-Ann B. Maltais, Ph.D.             0              N/A               N/A             N/A            N/A                  N/A

Susan A. Capello               155,902 (3)         13.8%            $3.21        01/05/11       $314,727           $  797,580

R. Randy Stolworthy                  0              N/A               N/A             N/A            N/A                  N/A

(1) Based on options to purchase a total of 1,127,175 shares of common stock granted in 2001.

(2) The option is an incentive stock option and it vested with respect to 1/8th of the shares on October 2, 2001, and it vests with respect to 1/48th of the shares each month thereafter for the next 42 months.

(3) The option is an incentive stock option and it vested with respect to 1/8th of the shares on July 5, 2001, and it vests with respect to 1/48th of the shares each month thereafter for the next 42 months.

OPTION EXERCISES AND HOLDINGS

None of the Named Executive Officers exercised any options to purchase capital stock of the Company during 2001.

The following table sets forth certain information regarding exercisable and unexercisable stock options held as of December 31, 2001, by the Named Executive Officers.

                                  OPTION VALUES
                             AS OF DECEMBER 31, 2001

                                    Number of Securities             Value of Unexercised
                               Underlying Unexercised Options       In-The-Money Options at
                                    at December 31, 2001           December 31, 2001 ($)(1)
Name                           Exercisable     Unexercisable     Exercisable    Unexercisable
----                           -----------     -------------     -----------    -------------
Phil Radlick, Ph.D.              467,706         1,091,314       $ 2,577,060     $ 6,013,140

Barry D. Michaels                 51,968           259,836       $   169,935     $   849,664

Dale L. Richardson                55,215           100,687       $   251,228     $   458,126

Jo-Ann B. Maltais, Ph.D.          51,968           103,935       $   236,454     $   472,904

Susan A. Capello                  35,728           120,174       $   162,562     $   546,791

R. Randy Stolworthy              493,524                --       $   114,340              --

(1) The value of unexercised in-the-money options has been calculated by determining the difference between the exercise price per share payable upon exercise of the options and the fair market value of our common stock based upon the closing sales price of our common stock on December 31, 2001 ($7.76 per share) as reported on the Nasdaq National Market.

COMPENSATION OF DIRECTORS

The directors of the Company prior to the merger of the Company with Pre-Merger Lipid, were reimbursed for expenses incurred while attending meetings and were paid the following compensation in 2001.

      DIRECTOR FEES:

      Annual retainer:                   $6,000
      Board meetings:                    $  700 for each meeting attended
      Other committee meetings:          $  500 for each meeting attended, payable only to non-employee directors
      Telephone meetings:                $  300 for each meeting attended, payable only to non-employee directors

In addition, members of our Special Committee received a stipend for service on the Special Committee in the amount of $1,000 per month, except the Chairman of the Special Committee received $1,250 per month.

Our Board of Directors has revised the compensation that will be paid to directors in 2002. Only non-employee directors will receive compensation for service on our Board of Directors. Each non-employee director will be granted an option to purchase 80,000 shares of our common stock. One-third of the shares will be immediately vested, another one-third will vest as of January 1, 2003 and the remaining one-third will vest as of January 1, 2004, subject to automatic acceleration of vesting if the director is not reelected to our Board of Directors at any time prior to January 1, 2004. In addition, each non-employee director will be paid $1,500 per month and $1,500 for each Board meeting attended. Directors who serve on committees of our Board of Directors will be paid $1,000 for each committee meeting attended.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

The Company is a party to employment agreements with each of the Named Executive Officers. Except for Mr. Stolworthy's employment agreement, each employment agreement contains the following provisions:

      - The term of each agreement is for one year and automatically renews for additional one year terms unless either the Company or the officer gives notice at least 60 days prior to the expiration of the current term of such party's intent not to renew.

      - The officer or the Company may terminate the agreement and the officer's employment, without cause, upon thirty days written notice. However, if the officer's employment is terminated by the Company other than for good cause, the officer and the Company will enter into a four-month, or in the case of Dr. Radlick and Mr. Michaels, a six-month and twelve-month, respectively, consulting arrangement. Under the consulting arrangement, the officer will continue to receive salary and benefits from the Company for four months, or in the case of Dr. Radlick and Mr. Michaels, for six months and twelve months, respectively. However, if the officer obtains new full-time employment during such period, any salary paid to the officer pursuant to his or her new employment will be offset against the amount the Company is obligated to pay under the consulting arrangement.

Terms specific to the Named Executive Officers' employment agreements are discussed in the following paragraphs. The number of shares and exercise prices of options granted under these agreements have been adjusted based on the exchange ratio in our merger with Pre-Merger Lipid.

DR. RADLICK'S EMPLOYMENT AGREEMENT. Dr. Radlick is the President and Chief Executive Officer of the Company and serves on the Company's board of directors. Dr. Radlick's duties, as set forth in his employment agreement, include the overall management of corporate activities, the management of corporate financial assets, the planning and influence of corporate operations, corporate development and strategic planning, and commercializing the Company's core technology. Under the agreement, the Company is obligated to pay Dr. Radlick an annual salary of $250,000, which may be changed from time to time by the mutual agreement of Dr. Radlick and the board of directors. Pursuant to the agreement, Dr. Radlick was granted a stock option to purchase 1,559,020 shares of the Company's common stock at an exercise price of $2.25 per share.

MR. MICHAELS' EMPLOYMENT AGREEMENT. Mr. Michaels is the Chief Financial Officer of the Company. Mr. Michaels' duties, as set forth in his employment agreement, include managing the Company's financial strategy, budgeting, planning, reporting and auditing. Under the agreement, the Company is obligated to pay Mr. Michaels an annual salary of $225,000, which may be changed from time to time by the mutual agreement of Mr. Michaels, the chief executive officer and the board of directors, but under no circumstance will Mr. Michaels' annual salary be less than $225,000. Pursuant to the agreement, Mr. Michaels was granted an option to purchase 311,804 shares of the Company's common stock at an exercise price of $4.49 per share.

MR. RICHARDSON'S EMPLOYMENT AGREEMENT. Mr. Richardson is the Company's Vice President - Sales and Marketing. Mr. Richardson's duties, as set forth in his employment agreement, include overall strategy and management of the corporate sales and marketing effort, building of the sales organization, and development of the corporate marketing plan, preparation of the annual sales plan and forecasts, as well as assisting in new business development, and the product development process. Under the agreement, the Company is obligated to pay Mr. Richardson an annual salary of $200,000, which may be changed from time to time by the mutual agreement of Mr. Richardson, the chief executive officer and the board of directors. Pursuant to the agreement, Mr. Richardson was granted an option to purchase 155,902 shares of the Company's common stock at an exercise price of $3.21 per share.

DR. MALTAIS' EMPLOYMENT AGREEMENT. Dr. Maltais' is the Company's Vice President
- Scientific Affairs. Dr. Maltais' duties, as set forth in the agreement, include participation in the creation and management of the overall strategy of the Company's product development plan, its clinical application platforms, the external product development process with outside vendors, and the Company's training programs, as well as assisting in the Company's areas of new business development, regulatory affairs and clinical programs. Under the agreement, the Company is obligated to pay Dr. Maltais an annual salary of $175,000, which may be changed from time to time by the mutual agreement of Dr. Maltais, the chief executive officer and the board of directors. Pursuant to the agreement, Dr. Maltais was granted an option to purchase 116,927 shares of the Company's common stock at an exercise price of $3.21 per share. The Company concurrently granted Dr. Maltais a second option to purchase 38,976 shares of the Company's common stock at an exercise price of $3.21 per share.

MS. CAPELLO'S EMPLOYMENT AGREEMENT. Ms. Capello is the Company's Vice President
- Intellectual Property. Ms. Capello's duties, as set forth in the agreement, include participation in the creation and management of the overall strategy of the Company's intellectual property plan, the Company's clinical application platforms, the product development process, and the Company's training programs, as well as assisting in the Company's areas of new business development and licensing agreements. Under the agreement, the Company is obligated to pay Ms. Capello an annual salary of $185,000, which may be changed from time to time by the mutual agreement of Ms. Capello, the chief executive officer and the board of directors. Pursuant to the agreement, Ms. Capello was granted an option to purchase 155,902 shares of the Company's common stock at an exercise price of $3.21 per share.

MR. STOLWORTHY'S EMPLOYMENT AGREEMENT. The Company did not enter into an employment agreement with Mr. Stolworthy during the period in which he served as our President and Chief Executive Officer. On November 30, 2001, following the merger of the Company and Pre-Merger Lipid, the Company entered into an employment agreement with Mr. Stolworthy to serve as President of the Company's real estate and lending subsidiaries. The term of the agreement is for one year from November 30, 2001, and it automatically renews for one additional one-year term, unless either the Company or Mr. Stolworthy give notice at least 60 days prior to expiration of such party's intent not to renew. Under the agreement, the Company is obligated to pay Mr. Stolworthy an annual salary of $324,000, which may be increased, but not decreased, from time to time by the mutual agreement of Mr. Stolworthy and the Company. Mr. Stolworthy or the Company may terminate the agreement and Mr. Stolworthy's employment, without cause, upon thirty days written notice. Upon termination, the Company will be released from any and all obligations under the agreement, unless Mr. Stolworthy's employment is terminated by the Company other than for cause, by mutual agreement of Mr. Stolworthy and the Company, or if the Company gives notice that it does intend to renew the agreement for a second term. In any such case, the Company will pay Mr. Stolworthy a severance amount equal to $216,000 over a twelve month period and provide him benefits for twelve months following his termination. In addition, if Mr. Stolworthy and the Company mutually agree to terminate Mr. Stolworthy's employment, then Mr. Stolworthy will provide service to the Company as and when requested by the Company, specific to the disposition of the Company's real estate assets, and the Company will pay him $150 per hour for his services. If Mr. Stolworthy is dismissed for cause, he will not receive a severance payment or continuing benefits. The agreement defines "cause" as dismissal for fraud, theft, embezzlement, industrial espionage, illegal use of inside information, or similar matters that are detrimental to the Company, or for the willful and repeated disregard of Mr. Stolworthy's job duties to the detriment of the Company.

STOCK OPTION AGREEMENTS. All of the Named Executive Officers, except Mr. Stolworthy, have entered into stock option agreements with the Company. The stock option agreements provide that in the event of a change in control of the Company, the vesting of the officers' stock option awards will accelerate by the number of months such awards have previously vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2001, none of our executive officers served on the board of directors or compensation committee of another company that had an executive officer serve on our Board of Directors or our Compensation Committee.

Frank M. Placenti, who became a member of our Board of Directors, Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee on November 29, 2001, is a partner in the law firm Bryan Cave LLP. During 2001, we retained the legal services of Bryan Cave LLP in connection with the merger.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2002 (i) by each of our directors,
(ii) by each Named Executive Officer, (iii) by all directors and executive officers as a group, and (iv) by each person who is known by us to own beneficially more than 5% of our common stock.

                                                                                                                 PERCENT OF
                                                                                         NUMBER OF                COMMON
                                                                                           SHARES                  STOCK
                                                                                        BENEFICIALLY            BENEFICIALLY
BENEFICIAL OWNER                                                                          OWNED (1)               OWNED (2)
----------------                                                                          ---------               ---------
DIRECTORS AND NAMED EXECUTIVE OFFICERS

Christopher A. Marlett                                                                 2,068,164 (3)                9.8%

Phil Radlick, Ph.D.                                                                      571,640 (4)                2.6%

Gary S. Roubin, M.D., Ph.D.                                                              103,935 (5)                   *

Bill E. Cham, Ph.D.                                                                    4,755,013 (6)               22.5%

William A. Pope                                                                        1,532,599 (7)                7.2%

Frank M. Placenti                                                                             --                       *

Barry D. Michaels                                                                         77,951 (8)                   *

Dale L. Richardson                                                                        68,207 (9)                   *

Jo-Ann B. Maltais, Ph.D.                                                                  64,958 (10)                  *

Susan A. Capello                                                                          48,999 (11)                  *

R. Randy Stolworthy                                                                      532,664 (12)               2.5%

Directors and Executive Officers as a group (12 persons) (13)                          9,346,680 (14)              42.2%

5% SHAREHOLDERS


KAI International, LLC                                                                4,755,013 (15)              22.5%
190 Woodlands Drive
Thornlands, Queensland 4157
Australia


MDB Capital Group, LLC                                                                 1,560,598 (16)               7.4%
401 Wilshire Boulevard
Suite 1020
Santa Monica, California 90401

Robert E. & Margaret M. Petersen Living Trust                                          2,004,455 (17)               9.5%
6420 Wilshire Boulevard
Los Angeles, California 90048

Sun NZ, LLC                                                                            1,480,181 (18)               7.0%
3010 E. Camelback Road
Suite 100
Phoenix, Arizona 85016

Bosko Djordevic                                                                        1,502,028 (19)               7.1%
264 South La Cienega Boulevard
Suite 215
Beverly Hills, California 90211

------------------
* Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.

(1) Unless otherwise indicated below, each shareholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

(2) All shares of common stock subject to options currently exercisable or exercisable within 60 days after March 1, 2002, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Percentage of ownership is based on 21,141,455 shares of common stock outstanding as of March 1, 2002.

(3) Includes 1,560,598 shares owned by MDB Capital Group, LLC and 89,087 shares owned by 80/20 Fund L.P. Mr. Marlett is a control person of both MDB Capital Group and 80/20 Fund. Also includes 42,970 shares held by the Christopher A. Marlett Living Trust. Mr. Marlett disclaims beneficial ownership of these shares, except to the extent of his proportionate pecuniary interest.

(4) Represents 571,640 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 1, 2002.

(5) Represents 103,935 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 1, 2002.

(6) Represents 4,755,013 shares owned by KAI International, LLC. KAI International is managed by Dr. Cham and Tania R. Chase. Dr. Cham disclaims beneficial ownership of these shares, except to the extent of his proportionate pecuniary interest.

(7) Includes 1,480,181 shares owned by Sun NZ, L.L.C. Mr. Pope, as the president and a director of the managing member of Sun NZ, may be deemed to have shared voting and dispositive power with respect to the 1,480,181 shares owned by Sun NZ. Also includes 6,158 shares that Mr. Pope holds as custodian for his children and 24,490 shares that Mr. Pope holds indirectly through Sterling Pacific Assets, Inc., which he controls. Mr. Pope disclaims beneficial ownership of these shares, except to the extent of his proportionate pecuniary interest. Also includes 17,477 shares of common stock issuable upon exercise of stock options.

(8) Represents 77,951 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 1, 2002.

(9) Represents 68,207 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 1, 2002.

(10) Represents 64,958 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 1, 2002.

(11) Includes 48,719 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 1, 2002.

(12) This amount includes 140 shares held in trust for Mr. Stolworthy's children and 11,000 shares owned by Pathfinder Ventures LLC, of which Mr. Stolworthy is the managing member. Mr. Stolworthy disclaims beneficial ownership of the shares held in trust for his children, and disclaims beneficial ownership of one half of the shares held by Pathfinder Ventures. Additionally, the amount includes 493,524 options that were transferred to The Stolworthy Revocable Trust and subsequently 162,000 of these options were transferred to the Startwo Holdings Limited Partnership. Mr. Stolworthy is a trustee of the Stolworthy Revocable Trust and the president and controlling shareholder of NEPO, a corporation owning 1% of the Startwo Holdings Limited Partnership.

(13) Does not include the shares beneficially owned by Mr. Stolworthy, our former President and Chief Executive Officer.

(14) Includes 1,008,101 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 1, 2002.

(15) Based on the information provided in the Schedule 13D filed by KAI International, LLC, and Dr. Cham and Tania R. Chase, the managing members of KAI International, with the SEC on December 10, 2001. Dr. Cham, who is the director of the Company, and Ms. Chase may be deemed to have shared voting and dispositive power with respect to the shares owned by KAI International.

(16) Based on the information provided in the Schedule 13D filed by MDB Capital Group, LLC and Christopher A. Marlett, a control person of MDB Capital Group, with the SEC on December 10, 2001. Mr. Marlett is the Chairman of our Board of Directors and may be deemed to have shared voting and dispositive power with respect to the shares owned by MDB Capital Group.

(17)  Based on the information provided in the Schedule 13D filed by the Robert
      E. Petersen & Margaret M. Petersen Living Trust, and its trustees, Robert
      E. Petersen and Margaret M Petersen, with the SEC on December 10, 2001. Mr. and Mrs. Petersen may be deemed to have beneficial ownership of the 2,004,455 shares owned by the trust.

(18) Based on the information provided in the third amendment to the Schedule 13D filed by Sun NZ, L.L.C. and its managing member, Sun NMA, Inc., and the president and a director of Sun NMA, William A. Pope, with the SEC on December 12, 2001. Mr. Pope, who is a director of the Company, may be deemed to have shared voting and dispositive power with respect to the shares owned by Sun NZ. Pursuant to a loan agreement between Sun NZ and Bank One, Arizona, NA, Sun NZ pledged to Bank One 791,000 shares of the Company's common stock.

(19) Based on the information provided in the Schedule 13G filed by Mr. Djordevic with the SEC on December 11, 2001.

ITEM  13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to the merger of Pre-Merger Lipid with the Company, Pre-Merger Lipid entered into a Stock Purchase Agreement with Sun NZ, L.L.C. pursuant to which Pre-Merger Lipid purchased 1,505,402 shares of our common stock at a price per share of $8.00. Sun NZ is a large shareholder of the Company and William A. Pope, a director of the Company, is the president and a director of the managing member of Sun NZ. Also Stephen E. Renneckar, who was the Chairman of our Board of Directors prior to the merger, is the Vice President, Secretary and a director of the managing member of Sun NZ. Pursuant to the stock purchase agreement, Sun NZ agreed to vote its shares of our common stock, and agreed to grant to Pre-Merger Lipid an irrevocable proxy to vote Sun NZ's shares of our common stock, in favor of the approval of the merger and the proposals set forth in our joint proxy statement / prospectus dated November 8, 2001. The stock purchase agreement also provides for the right of Sun NZ to nominate one-third of our directors if our entire Board of Directors consists of nine or more persons or two directors if our entire Board of Directors consists of eight or fewer persons, subject to reduction or elimination of those rights if Sun NZ fails to meet minimum shareholding requirements. The right of Sun NZ to nominate some of our directors is set forth in our Articles of Incorporation.

On April 3, 2001, our wholly-owned subsidiary, Bridge Financial Corporation, made a loan to Sun NZ, L.L.C. The maximum approved amount of the loan was $8,000,000, and the interest rate of the loan was 20%. The total amount of the loan funded was $7,800,000. The loan was secured by 2,194,583 shares of our common stock owned by Sun NZ and was guaranteed by Mr. Pope. The transaction was considered and approved by the disinterested members of our Board of Directors. Sun NZ repaid the loan in full with interest on November 29, 2001 with proceeds from the sale by Sun NZ of 1,505,402 shares of our common stock to Pre-Merger Lipid at the closing of the merger.

In March 2001, we closed a private placement of 1,375,282 shares of common stock at $4.49 per share for gross proceeds of $6,175,000. In connection with the private placement, we compensated MDB Capital Group, LLC as our private placement agent and paid MDB Capital Group approximately 7% of the gross proceeds, payable in shares of common stock, for services rendered in the private placement. Accordingly, 95,491 shares of our common stock, valued at $4.49 per share, were issued as commission for the transaction. Mr. Marlett, the Chairman of our Board of Directors, is a manager and majority owner of MDB Capital Group, LLC.

In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between the Company and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger as compared to Pre-Merger Lipid's cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company's pre-merger assets during the two-year period after the closing of the merger, the Company's assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company's pre-merger assets during the two-year period after the closing of the merger. We anticipate the remainder of the advisory fee to be approximately $2,000,000 and expect to pay it to MDB Capital Group over the next 24 months. Pursuant to the engagement letter, we also agreed to pay certain expenses to MDB Capital Group incurred in connection with the merger of the Company and Pre-Merger Lipid. During 2001, Pre-Merger Lipid paid MDB Capital Group approximately $157,000 for its reimbursable expenses.

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., one of our directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock with a value of $250,000. Under this agreement, we are also obligated to pay Aruba a continuing royalty on revenue generated under the agreement in future years, subject to a minimum annual royalty amount of $500,000. As consideration for the initial $500,000 royalty payment due in 2000, we paid Aruba cash of approximately $350,000 and issued Aruba 66,817 shares of our common stock valued at $150,000. For the year ended December 31, 2001, we have paid Aruba approximately $600,000 and have accrued an additional $250,000 related to this agreement. We are also required to make a payment of $250,000 upon initiation of human clinical trials utilizing the technology under the patents. In addition, we are obligated to pay a sum equal to 10% of the external research funding received by the Company or on its behalf and actually expended by the Company for applied research, as defined in the license agreement. Prior to the merger,

Aruba transferred all of its shares of Pre-Merger Lipid common stock to KAI International, LLC and the shares were converted into shares of our common stock pursuant to the merger. During 2001, we consulted with Dr. Cham and the companies with which he is affiliated regarding various matters of a research and development nature. We paid Dr. Cham approximately $21,000 in fees and travel and similar costs related to these consultations.

In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., an Australian company controlled by Dr. Cham. Also in November 2001, we entered into a Deed that binds Dr. Cham to the terms of the Service Agreement. Under the Service Agreement, Dr. Cham is obligated to provide the Company technical assistance, as well as know-how, materials, trademarks, copyrights and technology, which is useful in or necessary toward the development, optimization and/or commercialization of any composition of matter, method or processes of the patents licensed under the Intellectual Property License Agreement between the Company and Aruba International Pty, Ltd. Under the Service Agreement, we are required to pay Karuba an annual fee of approximately $191,000. Beginning in May 2002, the annual fee increases to approximately $198,000.

Frank M. Placenti, who became a member of our Board of Directors, Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee on November 29, 2001, is a partner in the law firm Bryan Cave LLP. During 2001, we retained the legal services of Bryan Cave LLP in connection with the merger of the Company and Pre-Merger Lipid and other matters.

The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Arizona law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

                                     PART IV

ITEM 14:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

      1.    Financial Statements
            The financial statements and notes thereto, and the reports of the independent auditors thereon, are set forth on pages F-1 through F-26.

      2.    Financial Statements Schedules
            Schedule III - Real Estate and Accumulated Depreciation
            Schedule IV - Mortgage Loans on Real Estate
            All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements.

      3. Exhibits filed with this Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit
Number      Description
------      -----------
2.1         Agreement and Plan of Merger, dated as of July 9, 2001, by and between
            NZ Corporation and Lipid Sciences, Inc. (1)

2.2         Stock Purchase Agreement, dated as of July 9, 2001, by and between Sun
            NZ, L.L.C. and Lipid Sciences, Inc. (2)

3.1         Restated Articles of Incorporation, dated May 16, 1997

3.2         Articles of Amendment, dated June 15, 2000

3.3         Articles of Amendment and Merger of Lipid Sciences, Inc. into NZ
            Corporation, dated November 29, 2001

3.4         Articles of Correction to the Articles of Amendment and Merger, dated
            December 5, 2001

3.5         Articles of Amendment, dated February 7, 2002

3.6         Amended and Restated Bylaws

4.1         Form of Common Stock Certificate

4.2         Form of Rights Certificate**

10.1        2001 Performance Equity Plan (1)

10.2        2000 Stock Option Plan, as amended (3)

10.3        1997 Stock Incentive Plan (4)

10.4 Form of Indemnification Agreement between Lipid Sciences, Inc. and its directors and officers.

10.5        Intellectual Property License Agreement between Lipid Sciences, Inc.
            and Aruba International Pty. Ltd. dated December 30, 1999 (5) *

10.6        Development Agreement between SRI International and Lipid Sciences,
            Inc., dated October 6, 2000 (1) *

10.7 Amendment No. One to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 8, 2001 (1) *

10.8 Amendment No. Two to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 28, 2001 (5)

10.9 Amendment No. Three to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of May 12, 2001 (1) *

10.10 MDB Capital Group, LLC Engagement Letter with Lipid Sciences, Inc., dated June 29, 2001 (3)

10.11       Warrant and Shareholders Rights Agreement issued by Lipid Sciences,
            Inc. to SRI International under the Development Agreement dated March
            8, 2001 (5)

10.12       Service Agreement between Lipid Sciences, Inc. and Karuba International
            Pty. Ltd., dated November 27, 2001

10.13       Deed among Lipid Sciences, Inc., Karuba International Pty. Ltd., and
            Bill E. Cham, dated November 29, 2001

10.14       Employment Agreement with Phil Radlick, dated June 1, 2000 (6)

10.15       Employment Agreement with Dale L. Richardson, dated July 26, 2000 (6)

10.16       Employment Agreement with Jo-Ann B. Maltais, Ph.D., dated August 25,
            2000 (6)

10.17       Employment Agreement with Susan Capello, dated December 3, 2000 (6)

10.18       Employment Agreement with Barry Michaels, dated April 2, 2001

10.19       Employment Agreement with Marc Bellotti, dated July 2, 2001 (6)

10.20       Employment Agreement with Jan Johansson, dated July 18, 2001 (1)

10.21       Employment Agreement with R. Randy Stolworthy, dated November 30, 2001

10.23 Form of Employee Confidential Information and Inventions Agreement entered into by all employees of Lipid Sciences, Inc. (6)

21.1        Subsidiaries of Lipid Sciences, Inc.

23.1        Consent of Deloitte & Touche LLP, Independent Auditors

23.2        Consent of Ernst & Young LLP, Independent Auditors

24.1        Powers of Attorney (Included on Signature Page)

----------

(1) This exhibit is filed as an exhibit to the Registrant's Registration Statement on Form S-4/A filed with the SEC on October 30, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(2) This exhibit is filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed with the SEC on August 10, 2001 and is incorporated herein by reference.

(3) This exhibit is filed as an exhibit to the Registrant's Registration Statement on Form S-4 filed with the SEC on August 7, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(4) This exhibit is filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed with the SEC on January 9, 1998 (Registration No. 333-44017) and is incorporated herein by reference.

(5) This exhibit is filed as an exhibit to the Registrant's Registration Statement on Form S-4/A filed with the SEC on August 16, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(6) This exhibit is filed as an exhibit to the Registrant's Registration Statement on Form S-4/A filed with the SEC on September 24, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

* Confidential treatment has been granted with respect to certain portions of these agreements.

** The Company intends to issue Rights Certificates to the Rights Holders, but has not yet done so. The entitlements of the Rights Holders are described in our Registration Statement on Form S-4/A filed with the SEC on October 30, 2001.

(b)   REPORTS ON FORM 8-K

      1. Report on Form 8-K announcing our merger with Pre-Merger Lipid on November 29, 2001, and the change of our name from NZ Corporation to Lipid Sciences, Inc., filed with the SEC on December 11, 2001 under Items 2 and 5.

      2. Report on Form 8-K/A announcing that Pre-Merger Lipid dismissed its independent auditors, Ernst & Young LLP, on November 15, 2001, and that our independent auditors, Deloitte & Touche LLP will continue in that role, filed with the SEC on January 31, 2002 under Item 4.

                              LIPID SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                         PAGE NO.
                                                                                                                         --------
Independent Auditors' Report - Deloitte & Touche LLP................................................................       F-1

Report of Ernst & Young LLP, Independent Auditors...................................................................       F-2

Consolidated Balance Sheets at December 31, 2001 and 2000...........................................................       F-3

Consolidated Statements of Operations for the year ended December 31, 2001, period from Inception (May 21, 1999)
      to December 31, 2000 and cumulative period from Inception (May 21, 1999) to December 31, 2001.................       F-4

Consolidated Statements of Stockholders' Equity for the period from Inception (May 21, 1999)
      to December 31, 2000 and for the year ended December 31, 2001.................................................       F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2001, period from Inception (May 21, 1999)
      to December 31, 2000 and period from Inception (May 21, 1999) to December 31, 2001............................       F-6

Notes to Consolidated Financial Statements..........................................................................       F-8

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Lipid Sciences, Inc.
Pleasanton, California

We have audited the accompanying consolidated balance sheet of Lipid Sciences, Inc. (a development stage company) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period from Inception (May 21, 1999) to December 31, 2001. Our audit also included the financial statement schedules III and IV listed in Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audit. The Company's financial statements as of December 31, 2000 and for the period from Inception (May 21, 1999) to December 31, 2000, were audited by other auditors. The financial statements for the period from Inception (May 21, 1999) to December 31, 2000 reflect net loss of $2,993,000 that is included in the related total for the period from Inception (May 21, 1999) to December 31, 2001. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Lipid Sciences, Inc. at December 31, 2001, and the results of their operations and their cash flows for the year then ended and for the period from Inception (May 21, 1999) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

San Francisco, California
February 28, 2002 (March 22, 2002 as to Note 17)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of
Lipid Sciences, Inc.

We have audited the accompanying balance sheet of Lipid Sciences, Inc. (Pre-Merger Lipid) (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the period from Inception (May 21, 1999) to December 31, 2000 included in the 2001 consolidated financial statements of Lipid Sciences, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lipid Sciences, Inc. (Pre-Merger Lipid) (a development stage company) at December 31, 2000, and the results of its operations and its cash flows for the period from Inception (May 21, 1999) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ Ernst & Young LLP

Palo Alto, California
March 13, 2001

Lipid Sciences, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31,

(In thousands, except share amounts)                                        2001                2000
-------------------------------------------------------------------------------------------------------
ASSETS
 Current assets:
  Cash and cash equivalents                                                $12,811             $1,126
  Short-term investments                                                        --              8,045
  Receivables                                                                1,123                 --
  Commercial real estate loans                                              16,242                 --
  Investments in joint ventures                                              2,442                 --
  Deferred income taxes                                                        526                 --
  Prepaid expenses and other current assets                                    601                518
-------------------------------------------------------------------------------------------------------
Total current assets                                                        33,745              9,689
-------------------------------------------------------------------------------------------------------
 Property and equipment                                                     30,905                 48
 Notes and receivables                                                      12,511                 --
 Restricted cash                                                               527                532
-------------------------------------------------------------------------------------------------------
Total assets                                                               $77,688            $10,269
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable and accrued liabilities                                  $2,553               $616
  Related party payables                                                     2,000                 --
  Accrued royalties                                                            250                 --
  Accrued compensation                                                         235                 23
  Current maturities of long-term debt                                         319                 --
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                    5,357                639
-------------------------------------------------------------------------------------------------------
 Long-term debt                                                             14,564                 --
 Deferred revenue                                                              178                 --
 Deferred rent                                                                  25                  7
 Deferred income taxes                                                       6,287                 --
-------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                 21,054                  7
-------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 7, 8, 9, 10, 11, 12 and 17)
-------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized
     and issuable; no shares outstanding                                        --                 --
   Common stock, no par value; 75,000,000 authorized;
     21,246,222 and 9,255,807 shares issued and outstanding at
     December 31, 2001 and 2000, respectively                               67,947             12,616
   Deficit accumulated in the development stage                            (16,670)            (2,993)
-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                  51,277              9,623
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $77,688            $10,269
=======================================================================================================


See accompanying Notes to Consolidated Financial Statements.

Lipid Sciences, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Period from Inception   Period from Inception
                                                                    YEAR ENDED        (May 21, 1999) to       (May 21, 1999) to
                                                                  DECEMBER 31,             December 31,            December 31,
(In thousands, except per share amounts)                                  2001                     2000                    2001
----------------------------------------------------------------------------------------------------------------------------------
REVENUE:
  Property sales                                                           $98                 $     --                     $98
  Property rentals                                                         280                       --                     280
  Commercial real estate lending                                           144                       --                     144
----------------------------------------------------------------------------------------------------------------------------------
                                                                           522                       --                     522
----------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
  Cost of property sales                                                    28                       --                      28
  Rental property                                                           80                       --                      80
  Selling, general and administrative                                    4,742                    1,188                   5,930
  Research and development                                              11,800                    2,212                  14,012
  Depreciation, depletion and amortization                                 104                       --                     104
----------------------------------------------------------------------------------------------------------------------------------
                                                                        16,754                    3,400                  20,154
----------------------------------------------------------------------------------------------------------------------------------
Loss before interest income, other income,
   income taxes and equity in losses of joint ventures                 (16,232)                  (3,400)                (19,632)
Interest and other income, net                                             385                      407                     792
Income taxes                                                             2,174                       --                   2,174
Equity in losses of joint ventures                                          (4)                      --                      (4)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                              ($13,677)                 ($2,993)               ($16,670)
==================================================================================================================================

BASIC AND DILUTED NET LOSS PER SHARE                                    ($0.87)                  ($0.34)
========================================================================================================

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE           15,801                    8,877
========================================================================================================



See accompanying Notes to Consolidated Financial Statements.

Lipid Sciences, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Period from Inception (May 21, 1999) to December 31, 2001
================================================================================

                                                                                                              Additional
                                                                                      Common Stock             Paid-in
(In thousands, except share and per share amounts)                              Shares            Amount       Capital
--------------------------------------------------                              ------            ------       -------
Issuance of common stock for cash                                              3,000,000             $30            $220
Issuance of common stock for technology rights                                 3,000,000              30             220
Issuance of common stock for cash                                              3,180,949              32          10,991
Issuance of common stock for royalties                                            42,858               1             149
Issuance of common stock for services                                             32,000              --             160
Compensation associated with issuance of options to purchase common
   stock to consultants and advisors for services                                     --              --             567
Issuance of warrants to purchase common stock to consultant for services              --              --             216
Net loss                                                                              --              --              --
                                                                               -------------------------      ----------
Balances, December 31, 2000                                                    9,255,807              93          12,523
Issuance of common stock for services                                             21,700              --             108
Issuance of common stock for cash                                                943,394               9           6,186
Compensation associated with issuance of options to purchase common
   stock to consultants and advisors for services                                     --              --           2,936
Issuance of warrants to purchase common stock in exchange for
   development services                                                               --              --             848
Acquisition of common stock related to merger, net of $3,665 issuance costs, including repurchase of 1,505,402 shares of common stock in
   November 2001                                                               5,311,534          45,244              --
Issuance of 1.55902 shares of common stock to Pre-Merger Lipid stockholders for every 1.0 shares of Pre-Merger Lipid common stock
   owned in connection with merger in November 2001                            5,713,787              --              --
Merger adjustments to reclassify equity accounts to conform with capital
   structure of no par value                                                          --          22,601         (22,601)
Net loss                                                                              --              --              --
                                                                               -------------------------      ----------
Balances, December 31, 2001                                                   21,246,222         $67,947      $       --
                                                                              ==========================      ==========


                                                                                    Deficit
                                                                                  Accumulated
                                                                                  During the           Total
                                                                                  Development       Stockholders'
(In thousands, except share and per share amounts)                                   Stage             Equity
--------------------------------------------------                                   -----             ------
Issuance of common stock for cash                                                 $       --             $250
Issuance of common stock for technology rights                                            --              250
Issuance of common stock for cash                                                         --           11,023
Issuance of common stock for royalties                                                    --              150
Issuance of common stock for services                                                     --              160
Compensation associated with issuance of options to purchase common
   stock to consultants and advisors for services                                         --              567
Issuance of warrants to purchase common stock to consultant for services                  --              216
Net loss                                                                              (2,993)          (2,993)
                                                                                  ----------------------------
Balances, December 31, 2000                                                           (2,993)           9,623
Issuance of common stock for services                                                     --              108
Issuance of common stock for cash                                                         --            6,195
Compensation associated with issuance of options to purchase common
   stock to consultants and advisors for services                                         --            2,936
Issuance of warrants to purchase common stock in exchange for
   development services                                                                   --              848
Acquisition of common stock related to merger, net of $3,665 issuance costs, including repurchase of 1,505,402 shares of common stock in
   November 2001                                                                          --           45,244
Issuance of 1.55902 shares of common stock to Pre-Merger Lipid stockholders for every 1.0 shares of Pre-Merger Lipid common stock
   owned in connection with merger in November 2001                                       --               --
Merger adjustments to reclassify equity accounts to conform with capital
   structure of no par value                                                              --               --
Net loss                                                                             (13,677)         (13,677)
                                                                                  ----------------------------
Balances, December 31, 2001                                                         $(16,670)         $51,277
                                                                                  ============================




See accompanying Notes to Consolidated Financial Statements.

Lipid Sciences, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Period from Inception
                                                                                             YEAR ENDED         (May 21, 1999) to
                                                                                           DECEMBER 31,              December 31,
(In thousands)                                                                                     2001                      2000
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows used in operating activities:
Net loss                                                                                       $(13,677)                 $(2,993)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization                                                         104                       --
   Accretion of discount on short-term investments                                                  (80)                      --
   Issuance of common stock to consultants for services                                             108                       --
   Issuance of common stock for technology rights, royalties and services                            --                      560
   Issuance of common stock to consultants and advisors for services                              2,936                      567
   Issuance of warrants to consultants for services                                                 848                      196
   Deferred revenue                                                                                 159                       --
   Deferred income taxes                                                                         (2,174)                      --
   Equity in losses from joint ventures                                                               4                       --
   Changes in operating assets and liabilities - net of effect of merger:
     Prepaid expenses and other current assets                                                      957                     (517)
     Restricted cash                                                                                  5                     (532)
     Receivables                                                                                  1,532                       --
     Properties                                                                                      27                       --
     Accounts payable and other current liabilities                                                  34                      615
     Accrued royalties                                                                              250                       --
     Accrued compensation                                                                           212                       23
     Deferred rent                                                                                   18                        7
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                            (8,737)                  (2,074)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by/(used in) investing activities:
   Capital expenditures                                                                            (795)                     (48)
   Contributions to joint ventures                                                                 (103)                      --
   Collections of principal on commercial real estate loans                                          25                       --
   Additions to commercial real estate loans                                                         (8)                      --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                              (881)                     (48)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by/(used in) financing activities:
   Acquisition of NZ Corporation - cash acquired                                                 20,666                       --
   Payment of acquisition costs                                                                  (1,615)                      --
   Payment to repurchase stock                                                                  (12,043)                      --
   Maturities and sales of short-term investments                                                 8,125                       --
   Purchases of short-term investments                                                               --                   (8,045)
   Proceeds from sale of common stock, net of issuance costs                                      6,175                   11,273
   Proceeds from issuance of warrants                                                                20                       20
   Payment of debt                                                                                  (25)                      --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                        21,303                    3,248
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                        11,685                    1,126
Cash and cash equivalents at beginning of period                                                  1,126                       --
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $12,811                   $1,126
===================================================================================================================================


                                                                                       Period from Inception
                                                                                           (May 21, 1999) to
                                                                                                December 31,
(In thousands)                                                                                          2001
-----------------------------------------------------------------------------------------------------------------
Cash flows used in operating activities:
Net loss                                                                                           $(16,670)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization                                                             104
   Accretion of discount on short-term investments                                                      (80)
   Issuance of common stock to consultants for services                                                 108
   Issuance of common stock for technology rights, royalties and services                               560
   Issuance of common stock to consultants and advisors for services                                  3,503
   Issuance of warrants to consultants for services                                                   1,044
   Deferred revenue                                                                                     159
   Deferred income taxes                                                                             (2,174)
   Equity in losses from joint ventures                                                                   4
   Changes in operating assets and liabilities - net of effect of merger:
     Prepaid expenses and other current assets                                                          440
     Restricted cash                                                                                   (527)
     Receivables                                                                                      1,532
     Properties                                                                                          27
     Accounts payable and other current liabilities                                                     649
     Accrued royalties                                                                                  250
     Accrued compensation                                                                               235
     Deferred rent                                                                                       25
-----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                               (10,811)
-----------------------------------------------------------------------------------------------------------------
Cash flows provided by/(used in) investing activities:
   Capital expenditures                                                                                (843)
   Contributions to joint ventures                                                                     (103)
   Collections of principal on commercial real estate loans                                              25
   Additions to commercial real estate loans                                                             (8)
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                  (929)
-----------------------------------------------------------------------------------------------------------------
Cash flows provided by/(used in) financing activities:
   Acquisition of NZ Corporation - cash acquired                                                     20,666
   Payment of acquisition costs                                                                      (1,615)
   Payment to repurchase stock                                                                      (12,043)
   Maturities and sales of short-term investments                                                     8,125
   Purchases of short-term investments                                                               (8,045)
   Proceeds from sale of common stock, net of issuance costs                                         17,448
   Proceeds from issuance of warrants                                                                    40
   Payment of debt                                                                                      (25)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                            24,551
-----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                            12,811
Cash and cash equivalents at beginning of period                                                         --
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                          $12,811
=================================================================================================================

                                                                                Period from Inception    Period from Inception
                                                                YEAR ENDED          (May 21, 1999) to        (May 21, 1999) to
                                                              DECEMBER 31,               December 31,             December 31,
(In thousands)                                                        2001                       2000                     2001
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid during the year for:
   Interest (net of amount capitalized)                               $100                        $--                     $100

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Acquisition of NZ Corporation:
   Current assets (other than cash)                                 $1,040
   Property and equipment                                           30,193
   Commercial real estate loans                                     16,335
   Notes and receivables                                            15,166
   Investments in joint ventures                                     2,343
   Current liabilities assumed                                      (1,947)
   Long-term debt assumed                                          (14,908)
   Deferred taxes as a result of the merger                         (7,936)
--------------------------------------------------------------------------------------------------------------------------------
     Fair value of net assets acquired                             $40,286
================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
   Accrued acquisition costs                                       $ 2,050
================================================================================================================================




See accompanying Notes to Consolidated Financial Statements

Lipid Sciences, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

Organization and Basis of Presentation

Lipid was organized in 1908 as an Arizona corporation under the name New Mexico and Arizona Land Company ("NZ"). We changed our name to NZ Corporation in June 2000 and to Lipid Sciences, Inc., in November 2001.

The Company is engaged in the research and development of products that can treat major medical indications by regulating plasma lipid levels. Pre-Merger Lipid's primary activities since incorporation had been establishing offices, recruiting personnel, conducting research and development, performing business and financial planning, and raising capital. Accordingly, the Company was considered to be in the development stage through December 31, 2001.

Activities of Pre-Merger Lipid during the period from Inception (May 21, 1999) to December 31, 1999 were insignificant and have been included in the Company's results of operations for the period ended December 31, 2000.

In the course of its research and development activities, the Company has sustained continued operating losses and expects these losses to continue for the foreseeable future as it continues to invest in research and development and begins to allocate significant and increasing resources for clinical testing and related activities. Since December 31, 2000, the Company has continued to expend significant cash resources in pursuit of its primary objectives, and at December 31, 2001 the remaining available cash and investments balance is approximately $12.8 million. The Company intends to finance itself through the orderly disposition of NZ's assets acquired in the merger, and through issuances of equity securities, research and development grants and, in the longer term, revenues from product sales and licenses and ultimately, upon achieving profitable operations. If adequate funds are not available to satisfy the Company's requirements, it may have to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy.

Historically, NZ engaged in various real estate and commercial real estate lending activities. Lipid plans to manage the real estate assets of NZ acquired in the merger, pending their disposition. No new real estate activity is anticipated, except as necessary for the ultimate disposition of the assets.

NOTE 2: ACQUISITION

On November 29, 2001, we completed our merger with Pre-Merger Lipid. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the shareholders of Pre-Merger Lipid became shareholders of the Company. In connection with the merger, Pre-Merger Lipid shareholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid shareholders owned approximately 75% of the then outstanding stock of the Company and the NZ shareholders owned the remaining shares of the Company's common stock.

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Pre-Merger Lipid owned the majority of the Company's common stock after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. The results of operations from NZ have been included only from November 29, 2001, the date of acquisition. The historical financial statements prior to November 29, 2001 are those of Pre-Merger Lipid. The share amounts included in the Consolidated Balance Sheets as of December 31, 2000 and the Statement of Stockholders' Equity for all periods prior to the date of the merger have not been adjusted to reflect the effects of the exchange ratio.

Pre-Merger Lipid acquired NZ for the aggregate purchase price of $60,952,000. The aggregate purchase price equals the fair value of NZ's net assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

(In thousands)

            Current assets                                     $21,706
            Property and equipment                              30,193
            Commercial real estate loans                        16,335
            Notes and receivables                               15,166
            Investments in joint ventures                        2,343
                                                               -------
                        Total assets acquired                   85,743
                                                               -------
            Current liabilities                                  1,947
            Long-term debt                                      14,908
            Long-term deferred taxes                             7,936
                                                               -------
                        Total liabilities assumed               24,791
                                                               -------
                        Net assets acquired                    $60,952
                                                               =======


In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were shareholders of NZ on the day prior to the completion of the merger and who hold perfected stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company's common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company's common stock. Shareholders have until April 30, 2002 to perfect their rights. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of shareholders not holding rights and increasing the proportionate ownership of the shareholders holding rights. The number of outstanding shares of common stock would increase, having the effect of diluting earnings per share.

The following unaudited pro forma condensed combined financial information for the year ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000 includes the results of operations for the Company, presented as if Pre-Merger Lipid had been combined with NZ for all of 2001 and for the period from Inception (May 21, 1999) to December 31, 2000, along with adjustments that give effect to events that are directly attributable to the transaction and expected to have a continuing impact.

                                                        2001              2000
                                                        ----              ----
      Revenue                                          $25,010          $19,705
      Net (loss)/income                              $(13,338)           $2,738
      Basic net (loss)/income per share                $(0.64)            $0.19
      Diluted net (loss)/income per share              $(0.64)            $0.17


NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lipid, and its wholly owned subsidiaries. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may be invested in money market funds. Cash equivalents and short-term investments are carried at cost, which approximates fair value at December 31, 2001 and 2000. All of the Company's investments are classified as short-term, as the Company has classified its investments as available-for-sale and may not hold its investments until maturity in order to take advantage of market conditions. Short-term investments consist of an available-for-sale investment in a U.S. Government security with a cost, approximating fair value, of zero and $8,045,000 at December 31, 2001 and 2000, respectively.

Commercial Real Estate Loans and Allowance for Bad Debts

Commercial real estate loans are recorded at cost (which estimates fair value at the date of the merger) less undisbursed loan proceeds. Management, considering current information and events regarding the borrowers' ability to repay their obligations and the value of collateral, considers a loan to be impaired when it is probable that the Company will be unable to collect all principal amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Impairment losses are included in the allowance for bad debts through a charge to bad debt expense. Interest accrual stops when a loan becomes 90 days past due. Subsequently, cash receipts on impaired loans are applied to reduce the principal amount of such loans until the loan is no longer impaired or until the principal has been recovered, and are recognized as interest income thereafter. As of December 31, 2001 and December 31, 2000 there was no allowance for bad debts because all of the commercial real estate loans were marked to fair value as part of the merger.

Investments in Joint Ventures

Investments in joint ventures may include loans that, under the relevant accounting literature are required to be accounted for as joint ventures, in addition to real estate joint ventures. The term "joint venture" as used with respect to those loans does not mean that a partnership relationship exists under applicable law. Joint venture investments are generally accounted for using the equity method, but in some instances the cost method is appropriate.

Property and Equipment

Property includes real estate assets acquired from NZ during the merger. Real estate properties are stated at the lower of cost (which estimates fair value at the date of the merger) or estimated fair value. All properties are held for sale and are written down to estimated fair value when the Company determines the carrying amount exceeds the estimated selling price, less costs to sell. Management makes this evaluation on a property-by-property basis. The evaluation of fair value and future cash flows from individual properties requires significant judgment. It is reasonably possible that a change in economic or market conditions could result in a change in management's estimate of fair value.

Depreciation on rental properties and other assets is provided over the estimated useful lives of the assets. Depreciation is computed using the straight-line method. Buildings and improvements are depreciated using lives between four and thirty-five years.

Equipment is stated at cost, less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging between three and ten years.

Research and Development

Costs to develop the Company's products are expensed as incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs." These costs include research related overhead expenses, including salaries and other personnel related expenses, contractor fees, facility costs, supplies and depreciation of equipment.

Property Sales, Cost of Property Sales and Deferred Revenue

The Company follows SFAS No. 66, "Accounting for Sales of Real Estate." SFAS No. 66 stipulates certain conditions which must be met to recognize profit from the sale of real estate using the full accrual method. These conditions include minimum down payments and annual investments by the buyer, and reasonable assurance the related receivable is collectible. We recognize revenue from the sale of properties using the full accrual method when the required conditions are met.

Profits from retail land sales are recognized on the installment basis provided minimum down payments are received. Deferred revenue consists principally of retail land sales made after the merger, and rents collected in advance.

The Company capitalizes construction and development costs as required by SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects." Cost of sales for the recreational lots are determined by allocating development costs pro-rata by acre. Costs associated with financing or leasing projects are capitalized and amortized over the period benefited by those expenditures.

Stock Compensation

The Company accounts for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, thus, recognizes no compensation expense for those options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation" .The Company accounts for its stock-based awards to non-employees in accordance with SFAS No. 123 (see Note 13).

Income Taxes

The Company follows SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

The Company computes its net loss per share under the provisions of SFAS No. 128, "Earnings Per Share." Basic net loss per share is calculated using the weighted average number of common shares outstanding.

Diluted net loss per share includes the impact of options and warrants to purchase common stock, if dilutive. The Company had securities outstanding, which could potentially dilute basic earnings per share, but because the Company incurred a net loss for all periods presented, such securities were excluded from the computation of diluted net loss per share as their effect would have been antidilutive. These outstanding securities consist of the following:

---------------------------------------------------------------------------
At December 31,                                2001                 2000
---------------------------------------------------------------------------
Stock options                                4,546,087            2,775,060
Warrants to purchase common stock            1,091,314              935,412
---------------------------------------------------------------------------
                                             5,637,401            3,710,472
===========================================================================

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that a company disclose estimated fair values for its financial instruments. The carrying amounts of the Company's commercial real estate loans and long-term debt and lines of credit approximate the estimated fair value because they are at interest rates comparable to market rates, given the terms and maturities. The carrying amounts of the Company's cash equivalents, receivables, accounts payable approximate the fair value of these instruments due to their short-term maturities. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these fair value estimates are not necessarily indicative of the amounts the Company may pay or receive in actual market transactions.

New Accounting Standards

As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specific hedge accounting criteria are met. Currently, the Company does not use derivative instruments nor did the Company's evaluation identify any embedded derivatives in other contracts. Upon adoption of SFAS No. 133 there was no effect on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. The Company has adopted the provisions of SFAS No. 141. SFAS No. 142 requires that amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Lipid adopted SFAS No. 142 on January 1, 2002. Adoption of this statement did not have an impact on Lipid's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement will supercede SFAS No. 121 and retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Lipid adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a significant impact on Lipid's financial position or results of operations.

NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

-------------------------------------------------------------------------------------------
In thousands at December 31,                                            2001         2000
-------------------------------------------------------------------------------------------
Rural lands and unimproved urban properties (1)                        $3,680         $--
Properties under development (1)                                        3,665          --
Rental properties (1) (2)                                              22,367          --
Other real estate owned (1) (3)                                           174          --
Mineral rights (1)                                                        150          --
Office and video equipment                                                973          48
Less accumulated depreciation, depletion and amortization                (104)         --
-------------------------------------------------------------------------------------------
                                                                      $30,905         $48
===========================================================================================

(1)   The property as of December 31, 2001 is held for sale.

(2) At December 31, 2001, the Company owned five office/industrial warehouse complexes. Four buildings were multi-tenant and one building was leased to a single tenant. The leases are primarily triple net with a five-year term. As of December 31, 2001, accumulated depreciation for rental properties was $42,962. The future rental income on non-cancelable operating leases related to the Company's rental properties and certain mineral leases are as follows: $2,378,760 in 2002; $1,844,189 in 2003;
      $1,431,055 in 2004; $1,180,310 in 2005; $846,857 in 2006 and $829,706 in
      later years.

(3) At December 31, 2001 the Company held, as other real estate owned, residential lots in New Mexico. The lots are being sold under a rolling option agreement.

NOTE 5:  COMMERCIAL REAL ESTATE LOANS

Commercial real estate loans consist of the following:

------------------------------------------------------------------------------------
In thousands at December 31,                                   2001         2000
------------------------------------------------------------------------------------
Managed portfolio                                           $22,719        $ --
Less participations                                          (4,030)         --
------------------------------------------------------------------------------------
Commercial real estate loans                                 18,689          --
Less:  Undisbursed loan proceeds                                 (7)         --
       Loans accounted for as joint ventures                 (2,440)         --
------------------------------------------------------------------------------------
                                                            $16,242        $ --
====================================================================================

These loans bear interest at rates ranging from 10% to 18% with initial terms ranging from 6 to 24 months. All loans are secured by mortgages and/or other security instruments. Participating lenders typically take a position senior to the Company's position with respect to payment of the principal portion of those loans which are participated.

Undisbursed loan proceeds consist of interest reserve accounts, which are held on behalf of borrowers to ensure timely payment of periodic interest payments.

Allowance for bad debts

The allowance for bad debts is periodically reviewed for adequacy considering economic conditions, collateral values and credit quality indicators, including charge-off experience and levels of past due loans. Allowance for bad debts had no balance as of December 31, 2001 and 2000. The commercial real estate loans were evaluated as part of the merger and marked to fair market value. At December 31, 2001, four loans were on a non-accrual status or were otherwise in default. In management's opinion no allowance for bad debts is necessary at December 31, 2001 because the loans were marked to fair value at November 29, 2001.

NOTE 6:  NOTES AND RECEIVABLES

Notes and receivables consist of the following:

--------------------------------------------------------------------------------
In thousands at December 31,                2001            2000
--------------------------------------------------------------------------------
Mortgage notes receivable (1)            $12,220             $--
Other notes receivable (2)                   291              --
--------------------------------------------------------------------------------
                                         $12,511             $--
================================================================================


(1) Mortgage notes receivable as of December 31, 2001 consists of loans made in connection with the Company's recreational land sales and five other notes receivable the Company took back from the sale of land. The notes receivable from the recreational land sales are due over fifteen years and bear interest at rates ranging from 11% to 12%. The notes are secured by the properties sold. At December 31, 2001, those notes had outstanding balances totaling $5,956,000. The five other notes bear interest at rates ranging from 8% to 11% and have terms ranging from 3 to 15 years. At December 31, 2001, those notes had outstanding balances ranging from $71,000 to $1,000,000. The notes are secured by mortgages on the property sold.

(2) Other notes receivable consists of one subordinate tax-exempt municipal bond received in the sale of an apartment complex the Company owned prior to the merger. The bond pays interest semi-annually at the rate of 8.75% per annum and has a term of 19 years and 10 months from the date of issue. The bond is subordinate to two other bonds. Principal on the bond is payable out of the excess cash flow from the future operations of the apartment. The bond is on non-accrual status as of December 31, 2001. The Company is currently negotiating with the debtor to restructure or repay the bond. The Company believes it will be paid a discounted amount from the face value. The bond was marked to fair value at November 29, 2001 to the amount the Company expects to receive.

NOTE 7:  LONG-TERM DEBT

Long-term debt consists of the following:

--------------------------------------------------------------------------------------------------------------------------
                                                  Maturity        Interest
Dollars in thousands at December 31,               date            rate (%)        Payment            2001          2000
--------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
  Commercial buildings (1)                      2006 - 2010      7.3 - 9.125     monthly p&i        $14,883         $ --
Less current maturities                                                                                (319)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                    $14,564         $ --
==========================================================================================================================


(1) These loans are collateralized by first mortgages and related security documents on the Company's industrial rental properties.

The principal payment requirements (in thousands) on debt for the years ended December 31 are as follows:

            2002                                     $   319
            2003                                         346
            2004                                         374
            2005                                         406
            2006                                         827
            Thereafter                                12,611
                                                      ------
                                                     $14,883
                                                     =======

NOTE 8:  COMMITMENTS AND CONTINGENCIES

The Company has three non-cancelable lease agreements for office space in Pleasanton, California, Brisbane, Australia and Phoenix, Arizona. The leases expire in September 2005, May 2002 and May 2005, respectively. Rent expense for 2001 and 2000 was approximately $265,000 and $78,000, respectively. Future minimum lease payments (in thousands) under these non-cancelable leases are:

            2002                                      $  396
            2003                                         395
            2004                                         280
            2005                                         205
                                                         ---
                                                      $1,276
                                                      ======

The Company was required to obtain an irrevocable standby letter of credit for the Pleasanton, California lease in the amount of $525,000 as security for payments due under the lease. Accordingly, the Company has restricted funds totaling $527,000 (including interest) in relation to this letter of credit.

The Phoenix, Arizona lease will be terminated in May 2003 if early termination conditions are met.

NOTE 9:  DEVELOPMENT AGREEMENT

In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services. SRI will assign to us all intellectual property developed during the term of the Development Agreement. The Development Agreement calls for SRI to complete two development phases (as defined in the Development Agreement) during which time SRI will work to develop a medical device to enable us to further develop and commercialize our lipid removal technology.

Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000 of which $500,000 was paid to SRI in the year ended December 31, 2000 as a nonrefundable deposit and was included in prepaid expenses at December 31, 2000. Of these total fees, funding of $972,967 and $544,033 was charged to operations in the year ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000, respectively, of which $294,033 is included in accounts payable at December 31, 2000.

Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program are limited to $6,300,000. For the year ended December 31, 2001, $2,499,603 was charged to operations of which $122,135 is included in accounts payable at December 31, 2001.

We also issued SRI warrants to purchase 779,510 shares of common stock at an exercise price of $3.21 per share. The warrants vested with respect to 233,853 shares upon completion of Phase I, with the remaining 545,657 shares vesting upon completion of Phase II. On May 12, 2001, the Development Agreement was amended with respect to the warrants to purchase 545,657 shares of common stock related to Phase II. This amendment splits Phase II into two development milestones with warrants to purchase 272,829 shares vesting at the completion of each milestone. If either development milestone is discontinued at the option of Lipid, all 545,657 warrants will vest at the completion of the remaining milestone.

Phase I of the Development Agreement was completed on March 28, 2001 resulting in warrants to purchase 233,853 shares of common stock becoming fully vested. On this date, we recognized an expense of $847,500, based upon the fair market value of the warrants on the date of vesting, using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of seven years.

As of December 31, 2001, neither milestone related to Phase II was complete and no value has been assigned to these warrants which have a life of seven years. These warrants will be valued using the Black-Scholes method and will be charged to expense as they vest.

NOTE 10:  RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding shareholder of Pre-Merger Lipid and one of our directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. This amount was charged to expense as research and development in the year ended December 31, 2000. Under this agreement, we are also obligated to pay Aruba continuing royalty on revenue under the agreement in future years, subject to a minimum annual royalty amount of $500,000. For the year ended December 31, 2000, we paid cash of approximately $350,000 and issued 66,817 shares of common stock valued at $150,000 related to this agreement. For the year ended December 31, 2001, we have paid approximately $600,000 and have accrued an additional $250,000 related to this agreement. Amounts for both 2000 and 2001 were charged to research and development expense.

We are also required to make a payment of $250,000 upon initiation of human clinical trials utilizing the technology under the patents and 10% of any External Research Funding received by us to further this technology, as defined in the agreement. As of December 31, 2001, no amounts have been expensed relating to human clinical trials or External Research Funding given that we have not reached the human clinical trials stage.

Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters of a research and development nature. The amount expensed under these consultations amounted to approximately $21,000 and $110,000 in the year ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000, respectively, for fees charged by Dr. Cham, including travel and similar costs, and have been included in the results of operations. Of these amounts, zero and $29,381 are included in accounts payable at December 31, 2001 and 2000, respectively.

In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, that requires us to pay approximately $191,000 a year for consulting services provided. Under the terms of the agreement, the annual obligation to Karuba will increase to approximately $198,000 per year in May 2002. For the year ended December 31, 2001, $19,000 was expensed to research and development under this agreement and is included in accounts payable at December 31, 2001.

We have also paid approximately $157,000 and $63,000 for the years ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000, respectively, to MDB Capital Group, LLC, related primarily to services performed and reimbursement of expenses incurred by MDB Capital Group on our behalf. Mr. Marlett, the Chairman of our Board of Directors, is a manager and majority owner of MDB Capital Group.

In March 2001, we closed a private placement of 1,375,282 shares of common stock at $4.49 per share for gross proceeds of $6,175,000. In connection with the private placement, we paid a commission to MDB Capital Group, LLC of approximately 7% of the gross proceeds, payable in shares of common stock, for services rendered in the private placement. Accordingly, 95,491 shares of common stock at $4.49 per share were issued as commission for the transaction.

In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between the Company and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger as compared to Pre-Merger Lipid's cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company's pre-merger assets during the two-year period after the closing of the merger, the Company's assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company's pre-merger assets during the two-year period after the closing of the merger. We anticipate the remainder of the advisory fee to be approximately $2,000,000 and expect to pay it to MDB Capital Group over the next 24 months.

NOTE 11:  RETIREMENT PLANS

At the time of the merger, NZ Corporation had a qualified 401(k) savings plan in place for its employees. Nine employees were eligible to participate. The Company matched up to 3% of the employee's salary contributed. Total expense for the Company under this plan was $4,337 and $0 for 2001 and 2000, respectively. In January 2002, Lipid replaced the plan with a new qualified 401(k) savings plan. Substantially all employees are eligible to participate. Lipid's 401(k) plan provides for a contribution by the Company each year, for non-highly compensated employees. The Company matches 100% of the first 3% of the employee's salary and 50% of every $1.00 of the employee's salary deferred, up to 5%.

NOTE 12:  RESTRUCTURING

As of December 31, 2001, the Company recorded restructuring charges of approximately $885,000. All restructuring charges were charged to general and administrative expense and are reflected in accrued liabilities as of December 31, 2001. The Company's recent restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ's assets.

In connection with these restructuring initiatives, we have recorded the following:

Severance & related benefits                   $705,000
Lease termination                               180,000
                                               --------
                                               $885,000
                                               ========

As of December 31, 2001, we have not utilized any of the accruals set up for restructuring purposes.

Severance charges include employee termination costs such as salary and benefits post separation as a result of headcount reductions. Lease termination expenses primarily consist of costs to exit the Phoenix, Arizona facility lease.

We expect the accrued amounts to be paid and the restructuring to be complete by early 2003.

NOTE 13:  STOCKHOLDERS' EQUITY

Preferred Stock

In connection with the merger the number of shares of preferred stock authorized in the Company's Articles of Incorporation increased to 10,000,000, with no par value, from 1,000,000 with a par value of $0.01 per share. No shares of the Company's preferred stock have been issued.

Common Stock

In connection with the merger the number of shares of common stock authorized in the Company's Articles of Incorporation increased to 75,000,000 with no par value, from 50,000,000 with a par value of $0.01 per share. These shares amounts and per share purchase prices are not adjusted to reflect the exchange ratio.

As of December 31, 2000, 9,255,807 common shares were issued and outstanding. Of these shares, 3,000,000 were issued at $0.08 per share for cash, and 3,000,000 shares were issued at $0.08 per share for technology rights at the formation of the Company. An additional 3,159,179 shares were issued in May 2000 for cash at a purchase price of $3.50 per share. In March 2001, we issued 882,144 shares for cash at a purchase price of $7.00 per share. These share amounts and per share purchase prices are not adjusted to reflect the exchange ratio.

On November 29, 2001, we completed our merger Pre-Merger Lipid. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the shareholders of Pre-Merger Lipid became shareholders of the Company. In connection with the merger, Pre-Merger Lipid shareholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid shareholders owned approximately 75% of the then outstanding stock of the Company and the NZ shareholders owned the remaining shares of the Company's common stock. As an additional requirement of the merger, Lipid entered into a stock purchase agreement, with Sun NZ, L.L.C., pursuant to which Sun NZ, agreed to sell 1,505,402 shares of NZ common stock to Lipid at a cash price of $8.00 per share. Lipid purchased the shares from Sun NZ, L.L.C. upon completion of the merger, after which the shares were retired. As of December 31, 2001, there were 21,246,222 shares of common stock issued and outstanding.

In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were shareholders of NZ immediately prior to the merger and who hold perfected stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company's common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company's common stock. Shareholders have until April 30, 2002 to perfect their rights.

Warrants

In May 2000, we sold a warrant to purchase 155,902 shares of common stock at $3.21 per share to an existing shareholder as consideration for services provided. We received cash consideration of $20,000 in exchange for the warrant. The fair value of the immediately exercisable warrant, $216,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of 5 years. The fair value of the warrant in excess of the consideration to be received, $196,000, was charged to operations in 2000.

We also issued a warrant to purchase 779,510 shares of common stock to SRI at an exercise price of $3.21 per share in connection with a development agreement (see Note 9 of the financial statements).

In May 2001 we sold a warrant to purchase 155,902 shares of common stock at $6.41 per share to a non-employee as consideration for services provided. We received cash consideration of $20,000 in exchange for the warrant. The fair value of the immediately exercisable warrant, $432,000, was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of 5 years. The fair value of the warrant in excess of the consideration to be received, $412,000, was charged to additional paid-in capital as a cost of financing in 2001.

On November 29, 2001, in connection with the merger of NZ and Pre-Merger Lipid, Lipid assumed all of the warrants to acquire shares of Pre-Merger Lipid common stock. All warrants were adjusted to reflect the 1.55902 merger exchange ratio with the number of shares underlying each warrant multiplied by the ratio and the related exercise prices divided by the ratio. All the above disclosures reflect the share and per share amounts on a post merger equivalent basis.

Stock Option Plans

Prior to the merger, we maintained stock-based compensation plans for our employees, consultants and directors. The 2000 Stock Option Plan (the "2000 Plan"), adopted by the Board of Directors in May 2000 and approved by stockholders on March 20, 2001, allows for the granting of options for up to 3,118,040 shares of common stock. Stock options granted under the 2000 Plan may be either incentive stock options or nonstatutory stock options. Options may be granted with exercise prices not less than the fair value of the Company's common stock at the date of grant, as determined by the Board of Directors. All options granted pursuant to the 2000 Plan are to have a term not greater than 10 years from the date of grant. Options vest as determined by the Board of Directors, generally over four years (but not less than 20% of the total number of shares granted per year).

In October 1997, the Company's Board of Directors approved the New Mexico and Arizona Land Company 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan provides that the following types of awards may be granted under the 1997 Plan: stock appreciation rights ("SARs"); incentive stock options ("ISOs"); non-qualified stock options ("NQSOs"); restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals. Under the 1997 Plan, awards may be granted with respect to a maximum of 900,000 shares of the Company's common stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company. We assumed the 1997 Plan as a result of the merger.

In November 2001, the Company's Board of Directors approved the 2001 Performance Equity Plan (the "2001 Plan"). The stockholders approved the Plan on November 29, 2001. The 2001 Plan allows for the granting of options for up to 5,000,000 shares of common stock to employees, officers, consultants, and directors. The number of shares authorized automatically increases on January 1, in each of the calendar years 2002, 2003, 2004, 2005 and 2006 by an amount equal to 3% of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, if the 2001 Plan is then in effect, but in no event shall any annual increase exceed 500,000 shares of common stock as reflected on the stock ledger of the Company. Stock options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options. Options may be granted with exercise prices not less than the fair value of the Company's common stock at the date of grant, as determined by the Board of Directors. All options granted pursuant to the 2001 Plan are to have a term not greater than 10 years from the date of grant. Options vest as determined by the Board of Directors, generally over four years (but not less than 20% of the total number of shares granted per year).

At December 31, 2001, options to purchase 5,337,213 common shares remain available for grant under all the plans.

All options in the 2000 Plan were adjusted to reflect the 1.55902 merger exchange ratio with the number of shares underlying each option multiplied by the ratio and the related exercise prices divided by the ratio. All the above disclosures reflect the share and per share amounts on a post merger equivalent basis. Additionally, all historical stock option information of Pre-Merger Lipid that is provided herein has been similarly restated.

Activity under the Plans was as follows:

                                                                    Outstanding Options
                                                                    -------------------
                                                                                      Weighted-
                                                                                      Average
                                       Shares Available                               Exercise
                                          for Grant           Number of Shares         Price
                                          ---------           ----------------         -----
Shares authorized                         3,118,040                     --             $  --
Options granted                          (2,034,523)             2,034,523              2.47
                                         ----------              ---------
Balance at December 31, 2000              1,083,517              2,034,523              2.47
Additional shares authorized              5,000,000                     --                --
Options granted                          (1,127,175)             1,127,175              4.16
Options forfeited                           109,257               (109,257)             3.21
Options assumed during merger               271,614                628,386              9.53
                                         ----------              ---------
Balance at December 31, 2001              5,337,213              3,680,827             $4.17
                                          =========              =========


At December 31, 2001 and 2000, 1,411,086 and 168,894 options, respectively, were exercisable under the Plans. All options granted in 2001 and 2000 were granted at fair value. The weighted-average fair value of options granted for the period ended December 31, 2001 and 2000, was $2.79 and $1.66, respectively.

The following table summarizes information about stock options outstanding at December 31, 2001:

                                               Options Outstanding                      Options Exercisable
                                               -------------------                      -------------------
                                                    Weighted-
                                                     Average            Weighted-                    Weighted-
                                  Number of         Remaining           Average       Number of       Average
    Range of Exercise              Shares          Contractual          Exercise       Shares        Exercise
         Prices                  Outstanding     Life (In Years)          Price      Exercisable       Price
         ------                  -----------     ---------------          -----      -----------       -----
     $ 2.25 - $ 3.21              2,258,898                8.54          $  2.55       703,448       $  2.57
       4.25 - 5.13                  904,429                9.29             4.60       190,138          4.70
       8.33 - 9.67                  225,900                7.82             8.95       225,900          8.95
      10.46 - 13.11                 291,600                7.96            11.76       291,600         11.76
                                  ---------                                          ---------
     $ 2.25 - $13.11              3,680,827                8.63          $  4.17     1,411,086       $  5.78
                                  =========                                          =========


In conjunction with the merger, 90,000 options of the 628,386 NZ options assumed as a result of the merger became fully vested pursuant to existing change of control agreements at the close of the merger on November 29, 2001. This acceleration of vesting was provided in the terms of the original NZ grants.

During 2001 and 2000, we granted options to purchase an aggregate of 124,723 and 740,537 shares of common stock, respectively, outside of the 2000 Stock Option Plan. Of these, options to purchase 701,562 shares were issued to members of our Scientific Advisory Board. Each option granted vests 20% immediately, with the remaining 80% vesting in equal annual installments on the next three anniversaries of the date of grant. These options were issued at a weighted-average exercise price of $3.21 and $2.44 per share during 2001 and 2000, respectively, and have a life of five years.

During 2001, we also granted an option to purchase 7,796 shares of common stock outside the Plan for services rendered in a private placement transaction. The option carries an exercise price of $3.21 per share, and has a remaining contractual life of approximately 3.77 years at December 31, 2001. The option vested immediately as of the date of grant.

We also granted an option to purchase 155,902 shares of common stock outside the Plan to a member of our board of directors in May 2000. The option carries an exercise price of $2.25 per share, and has a remaining contractual life of approximately 8.40 years at December 31, 2001. The option vests one-third immediately, with the remaining two-thirds vesting in two equal annual installments on the next two anniversaries of the date of grant.

We have recorded compensation expense of approximately $2,936,000 and $567,000 with respect to these options in 2001 and 2000, respectively, based on the Black-Scholes method with the following assumptions:

----------------------------------------------------------------
                                     2001               2000
----------------------------------------------------------------
Risk free interest rate              3.86%             6.00%
Expected life (in years)             3.60              5.00
Expected volatility                    80%               80%
Expected dividend yield                --                --

Pro Forma Information

As discussed in Note 3, we account for our stock-based awards using the intrinsic value method in accordance with APB 25. During the year, no compensation expense has been recognized in the financial statements for employee stock arrangements as the stock option exercise price was not less than the fair value of the underlying common stock at the date of the grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) requires disclosure of pro forma net loss and loss per share as if we had adopted the fair value method since our inception.

Reported and pro forma net loss, in thousands, and net loss per share amounts for the year ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000 are set forth below:

--------------------------------------------------------------------------------
                                                    2001                   2000
--------------------------------------------------------------------------------
Reported:
   Net loss                                      ($13,677)               ($2,993)
   Basic and diluted loss per share                ($0.87)                ($0.34)

Pro forma:
   Net loss                                      ($15,348)               ($3,386)
   Basic and diluted loss per share                ($0.97)                ($0.38)


The fair values of the options granted were estimated on the dates of their grant using the Black-Scholes option valuation model based on the following assumptions:

-----------------------------------------------------------------
                                     2001               2000
-----------------------------------------------------------------
Risk free interest rate              4.64%             6.00%
Expected life (in years)              5.0               5.0
Expected volatility                    80%               80%
Expected dividend yield                --                --

NOTE 14:  INCOME TAXES

Income tax benefit is comprised of the following:

--------------------------------------------------------------------------------
In thousands for Years Ended December 31,                 2001             2000
--------------------------------------------------------------------------------
Deferred:
            Federal                                      $1,711            $  --
            State                                           463               --
--------------------------------------------------------------------------------
Total income tax benefit                                 $2,174            $  --
================================================================================

The reconciliation of the computed statutory income tax benefit to the effective income tax expense follows:

--------------------------------------------------------------------------------
In thousands for Years Ended December 31,               2001               2000
--------------------------------------------------------------------------------
Statutory Federal income tax benefit                   $5,389             $  --
State income taxes, net of Federal benefit                305                --
Valuation allowance                                    (2,929)               --
Non-deductible acquisition fees                          (818)               --
Other                                                     227                --
--------------------------------------------------------------------------------
Total income tax benefit                               $2,174             $  --
================================================================================

Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

-----------------------------------------------------------------------------------------
In thousands at December 31,                                   2001               2000
-----------------------------------------------------------------------------------------
Current deferred tax assets:
   Accruals and deferred compensation                          $497             $    --
   Other                                                         29                  --
-----------------------------------------------------------------------------------------
Total current deferred taxes                                    526                  --
-----------------------------------------------------------------------------------------
Non-current deferred tax assets and liabilities:
   Net operating losses                                       4,530                 800
   Basis differences in assets                               (6,386)                 --
   Accruals and deferred compensation                         1,147                  --
   Commercial real estate loans/deferred revenue             (1,416)                 --
   Research and development tax credits                         444                 200
   Other                                                        126                 100
   Valuation allowance                                       (4,732)             (1,100)
-----------------------------------------------------------------------------------------
Total non-current deferred taxes                            $(6,287)            $    --
==========================================================================================


On November 29, 2001, Pre-Merger Lipid merged with and into NZ with NZ as the surviving corporation. The shareholders of Pre-Merger Lipid own more than 50% of the surviving corporation after the merger. This is deemed to be a reverse acquisition for U.S. tax purposes. As a result of the merger, NZ was renamed Lipid Sciences, Inc.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a valuation allowance at December 31, 2001 and 2000 due to the uncertainty of realizing future tax benefits from certain of its net operating loss ("NOL") carryforwards and credits.

Under Internal Revenue Code ("IRC") Section 384, if a corporation acquires control of another corporation or acquires the assets of a corporation in a merger and either corporation is a "gain" corporation, post-merger taxable income attributable to net built-in gains cannot be offset by pre-acquisition losses except those losses originated by the company with the net built-in gain.

In addition, IRC Section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these "change in ownership" provisions, utilization of the NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

At December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $11,390,000 and $12,231,000 respectively. These carryforwards begin to expire in 2020 and 2010 for federal and state purposes, respectively. The Company also has available federal and California research and development tax credit carryforwards of approximately $263,000 and $275,000, respectively. These carryforwards begin to expire in 2020 for federal tax purposes.

NOTE 15:  UNAUDITED QUARTERLY FINANCIAL INFORMATION

Certain unaudited quarterly financial information for the year ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000 is presented below:

                                             First          Second           Third            Fourth
(In thousands, except per share amounts)    Quarter         Quarter         Quarter          Quarter
------------------------------------------------------------------------------------------------------
2001
  Net Sales                                 $    --         $    --         $    --            $522
  Loss from operations                      ($3,814)        ($3,015)        ($3,151)        ($6,252)
  Net loss                                  ($3,697)        ($2,875)        ($3,080)        ($4,025)
Basic and diluted net loss per share        ($ 0.25)        ($ 0.18)        ($ 0.19)        ($ 0.24)
======================================================================================================

2000
  Net Sales                                 $    --         $    --         $    --         $    --
  Loss from operations                      ($  304)        ($  892)        ($  865)        ($1,339)
  Net loss                                  ($  304)        ($  785)        ($  711)        ($1,193)
Basic and diluted net loss per share         $--(1)         ($ 0.12)        ($ 0.05)        ($ 0.08)
======================================================================================================


1) The Company's first equity placement occurred in May 2000.

NOTE 16:  SEGMENTS

The Company is organized into two segments based on the nature of the assets employed. These segments are Medical Technology and Real Estate. A description of each segment and principal activities are as follows:

The Medical Technology segment is primarily engaged in the research and development of products focused on treating major medical indications in which a lipid, or fat, component plays a key role.

The Real Estate segment is primarily engaged in the disposition of the real estate assets and commercial real estate loans acquired in the merger. This includes the management and operation of those assets pending their disposition.

Reconciliation of Segment Information to Consolidated Amounts

Loss before income taxes includes interest and other income, net and equity in losses of joint ventures. Identifiable assets of each segment consist primarily of property, equipment, receivables, and other assets directly attributable to the segments' activities.

Information for the Company's reportable segments reconciles to the Company's consolidated totals as follows:

REVENUES:

Year Ended December 31, 2001 and Period from Inception (May 21, 1999) to
  December 31, 2000

(In thousands)                    2001             2000
-------------------------------------------------------------
Medical Technology                $ --            $  --
Real Estate                        522               --
-------------------------------------------------------------
Consolidated total                $522            $  --
=============================================================

LOSS BEFORE INCOME TAXES:
Year Ended December 31, 2001 and Period from Inception (May 21, 1999) to
  December 31, 2000

 (In thousands)                        2001                 2000
----------------------------------------------------------------------
Medical Technology                  $(15,849)            $ (2,993)
Real Estate                               (2)                  --
----------------------------------------------------------------------
Loss before income taxes            $(15,851)            $ (2,993)
======================================================================

IDENTIFIABLE ASSETS:

December 31,
(In thousands)                  2001               2000
-----------------------------------------------------------
Medical Technology            $ 6,394            $10,269
Real Estate                    71,294                 --
-----------------------------------------------------------
Consolidated total            $77,688            $10,269
===========================================================

The Company has no single customer that accounts for 10% or more of revenue. All the revenue has been generated in the United States of America.

The Medical Technology segment includes investment income of $356,000 and $407,000 and interest expense of zero for the year ended December 31, 2001 and for the period from Inception (May 21, 1999) to December 31, 2000, respectively.

The Real Estate segment includes investment income of $126,000 and zero and interest expense of $100,000 and zero for the year ended December 31, 2001 and for the period from Inception (May 21, 1999) to December 31, 2000, respectively.

NOTE 17:  SUBSEQUENT EVENTS

On March 22, 2002, the Company formalized a plan to discontinue the operations of its Real Estate segment.

Lipid Sciences, Inc.
(A Development Stage Company)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001
(In thousands)


                                                                                Cost
                                                                            capitalized        Gross amount at which carried
                                                  Initial Cost to Company  subsequent to           at close of period(1)
                                                  -----------------------   acquisition     --------------------------------------
                                                             Buildings and -------------
                                 Encumbrances     Land       Improvements   Improvements    Land         Improvements     Total(a)
                                 ------------     ----       ------------   ------------    ----         ------------     --------
UNIMPROVED PROPERTIES
 Arizona and New Mexico            $    --       $ 3,855       $    --           $--       $ 3,855          $    --       $ 3,855

PROPERTIES UNDER DEVELOPMENT

 Arizona                                --         2,063            --            --         2,063               --         2,063
 New Mexico                             --         1,600            --             2         1,602               --         1,602

RENTAL PROPERTIES

 Commercial Buildings
  Tempe, Arizona                       650           914         1,043            --           914            1,043         1,957
  Tempe, Arizona                     4,826         1,343         5,001            --         1,343            5,001         6,344
  Phoenix, Arizona                   1,860           905         2,163            --           905            2,163         3,068
  Gilbert, Arizona                   4,270         1,347         4,894            --         1,347            4,894         6,241
  Chandler, Arizona                  3,277           891         3,866            --           891            3,866         4,757
                                   -------       -------       -------       -------       -------          -------       -------
                                   $14,883       $12,918       $16,967       $     2       $12,920          $16,967       $29,887
                                   =======       =======       =======       =======       =======          =======       =======







                                  Accumulated               Date
                                Depreciation(b)(2)       Acquired(3)
                                ------------------       -----------
UNIMPROVED PROPERTIES
 Arizona and New Mexico             $    --                  2001

PROPERTIES UNDER DEVELOPMENT

 Arizona                                 --                  2001
 New Mexico                              --                  2001

RENTAL PROPERTIES

 Commercial Buildings
  Tempe, Arizona                          4                  2001
  Tempe, Arizona                         13                  2001
  Phoenix, Arizona                        5                  2001
  Gilbert, Arizona                       11                  2001
  Chandler, Arizona                      10                  2001
                                    -------
                                    $    43
                                    =======



(1)  Tax basis: $12,132,940

(2) Life on which depreciation in the latest income statements is computed: 5 to 35 years.

(3)  Acquired through the merger on November 29, 2001.

(a) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
Year ended December 31, 2001 and period from Inception (May 21, 1999) to December 31, 2000

(In thousands)                                                                   2001           2000
                                                                               --------        -------
Balance at beginning of year                                                   $     --        $    --
Additions during year:
  Acquisitions through merger                                                    29,922             --
  Improvements                                                                        2             --
Deductions during year:
  Cost of real estate sold                                                          (37)            --
                                                                               --------        -------
Balance at close of year                                                       $ 29,887        $    --
                                                                               ========        =======


(b) NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
Year ended December 31, 2001 and period from Inception (May 21, 1999) to December 31, 2000

(In thousands)                                                                   2001           2000
                                                                               --------        -------
Balance of accumulated depreciation at beginning of year                       $     --        $    --
Additions during year:
 Current year's depreciation                                                         43             --
Deductions during year:
 Real estate sold                                                                    --             --
                                                                               --------        -------
Balance at close of year                                                       $     43        $    --
                                                                               ========        =======

Lipid Sciences, Inc.
(A Development Stage Company)
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2001

(In thousands)

                                                                                                                           Principal
                                                                                                                           amount of
                                                                                                                            loans
                                                                                                                           subject
                                                                                                    Face     Carrying      to delin-
                                                                                                   amount    amount of       quent
                                                                  Final           Periodic          of         mort-       principal
                                                Interest         maturity          payment         mort-       gages          or
      Description                                 rate            date              terms          gages       (3)(a)      interest
      -----------                                 ----            ----              -----          -----       ------      --------
Mortgages on:
Unimproved Land Sales:
  Arizona (predominately 40-acre parcel sales)   10%-12%         2001-2015                        $ 6,165     $ 4,741     $    695
  Colorado                                       10%             2003            Quarterly(5)       1,000         830
Residential Land under Development:
  Arizona                                        9.25%           2007            Monthly(2)           455         409
  Arizona                                        9.25%           2007            Monthly(2)         6,045       5,440
Commercial Land under Development - Arizona      10%             2004            Annually(2)          867         720
Mixed Land Use Unimproved:
  Arizona                                        12%             2002            Maturity(1)          828         828
  Arizona                                        13.5%           2001            Variable(2)        1,034       1,034        1,034
Operating Properties:
  Arizona                                        11.5%-12.5%     2001-2002       Monthly(1)(2)      1,188       1,076          822
  New Mexico                                     11%             2001            Monthly (2)          213         213
Commercial Land Unimproved - Utah                12.75%          2001            Monthly(1)(2)      1,326       1,326
Residential Land Unimproved:
  Arizona                                        12.75%          2002            Quarterly(2)       5,028       5,028
  Arizona                                        12.75%          2002            Quarterly(2)         717         717
  California                                     12%             2001            Monthly(2)         4,738       4,738        4,738
  New Mexico                                     12.5%           2001            Monthly(2)         1,281       1,281        1,281
                                                                                                  -------     -------      -------
                                                                                                  $30,885     $28,381      $ 8,570
                                                                                                  =======     =======      =======

(1) The Company's participant in these loans has a preferential right to repayment of principal.

(2)  Level payments of interest

(3)  Tax basis is $30,168,000

(4)  Level payments of principal plus interest on the unpaid balance.

(a) NOTE TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
Years ended December 31, 2001 and period from Inception (May 21, 1999) to December 31, 2000
(In thousands)

                                              2001         2000
                                            --------      ------
Balance at beginning of period              $     --      $   --
Additions during period:
 Mortgage loans acquired through merger       28,681          --
 New mortgage loans                              122
Deduction during period:
 Collections of principal                       (422)         --
                                            --------      ------
Balance at close of year                    $ 28,381      $   --
                                            ========      ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipid Sciences, Inc.


/s/Phil Radlick, Ph.D.
---------------------------
Phil Radlick, Ph.D.
President, Chief Executive Officer and Director


/s/Barry D. Michaels
---------------------------
Barry D. Michaels
Chief Financial Officer

/s/Sandra Gardiner
---------------------------
Sandra Gardiner
Controller




Dated:  March 28, 2002

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phil Radlick and Barry D. Michaels jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Lipid Sciences, Inc. and in the capacities and on the dates indicated.

/s/Christopher A. Marlett                        /s/Bill E. Cham, Ph.D.
---------------------------                      ------------------------------
Christopher A. Marlett                           Bill E. Cham, Ph.D.
Chairman                                         Director


 /s/ Frank M. Placenti                           /s/William A. Pope
---------------------------                      ------------------------------
Frank M. Placenti                                William A. Pope
Director                                         Director


/s/Phil Radlick, Ph.D.
---------------------------                      ------------------------------
Phil Radlick, Ph.D.                              Gary S. Roubin, M.D., Ph.D.
Director                                         Director



Dated:  March 28, 2002

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------
2.1        Agreement and Plan of Merger, dated as of July 9, 2001, by and between NZ Corporation and Lipid Sciences, Inc. (1)

2.2        Stock Purchase Agreement, dated as of July 9, 2001, by and between Sun NZ, L.L.C. and Lipid Sciences, Inc. (2)

3.1        Restated Articles of Incorporation, dated May 16, 1997

3.2        Articles of Amendment, dated June 15, 2000

3.3        Articles of Amendment and Merger of Lipid Sciences, Inc. into NZ Corporation, dated November 29, 2001

3.4        Articles of Correction to the Articles of Amendment and Merger, dated December 5, 2001

3.5        Articles of Amendment, dated February 7, 2002

3.6        Amended and Restated Bylaws

4.1        Form of Common Stock Certificate

4.2        Form of Rights Certificate**

10.1       2001 Performance Equity Plan (1)

10.2       2000 Stock Option Plan, as amended (3)

10.3       1997 Stock Incentive Plan (4)

10.4       Form of Indemnification Agreement between Lipid Sciences, Inc. and its directors and officers.

10.5       Intellectual Property License Agreement between Lipid Sciences, Inc. and Aruba International Pty. Ltd. dated December 30,
           1999 (5) *

10.6       Development Agreement between SRI International and Lipid Sciences, Inc., dated October 6, 2000 (1) *

10.7       Amendment No. One to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 8, 2001
           (1) *

10.8       Amendment No. Two to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 28, 2001
           (5)

10.9       Amendment No. Three to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of May 12, 2001
           (1) *

10.10      MDB Capital Group, LLC Engagement Letter with Lipid Sciences, Inc., dated June 29, 2001 (3)

10.11      Warrant and Shareholders Rights Agreement issued by Lipid Sciences, Inc. to SRI International under the Development
           Agreement dated March 8, 2001 (5)

10.12      Service Agreement between Lipid Sciences, Inc. and Karuba International Pty. Ltd., dated November 27, 2001

10.13      Deed among Lipid Sciences, Inc., Karuba International Pty. Ltd., and Bill E. Cham, dated November 29, 2001

10.14      Employment Agreement with Phil Radlick, dated June 1, 2000 (6)

10.15      Employment Agreement with Dale L. Richardson, dated July 26, 2000 (6)

10.16      Employment Agreement with Jo-Ann B. Maltais, Ph.D., dated August 25, 2000 (6)

10.17      Employment Agreement with Susan Capello, dated December 3, 2000 (6)

10.18      Employment Agreement with Barry Michaels, dated April 2, 2001

10.19      Employment Agreement with Marc Bellotti, dated July 2, 2001 (6)

10.20      Employment Agreement with Jan Johansson, dated July 18, 2001 (1)

10.21      Employment Agreement with R. Randy Stolworthy, dated November 30, 2001

10.23      Form of Employee Confidential Information and Inventions Agreement entered into by all employees of Lipid Sciences, Inc.
           (6)

21.1       Subsidiaries of Lipid Sciences, Inc.

23.1       Consent of Deloitte & Touche LLP, Independent Auditors

23.2       Consent of Ernst & Young LLP, Independent Auditors

24.1       Powers of Attorney (Included on Signature Page)

------------

(1) This exhibit is filed as an exhibit to the Registrant's Registration Statement on Form S-4/A filed with the SEC on October 30, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(2) This exhibit is filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed with the SEC on August 10, 2001 and is incorporated herein by reference.

(3) This exhibit is filed as an exhibit to the Registrant's Registration Statement on Form S-4 filed with the SEC on August 7, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(4) This exhibit is filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed with the SEC on January 9, 1998 (Registration No. 333-44017) and is incorporated herein by reference.

(5) This exhibit is filed as an exhibit to the Registrant's Registration Statement on Form S-4/A filed with the SEC on August 16, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(6) This exhibit is filed as an exhibit to the Registrant's Registration Statement on Form S-4/A filed with the SEC on September 24, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

* Confidential treatment has been granted with respect to certain portions of these agreements.

** The Company intends to issue Rights Certificates to the Rights Holders, but has not yet done so. The entitlements of the Rights Holders are described in our Registration Statement on Form S-4/A filed with the SEC on October 30, 2001.