Form 10-Q
period 2002-03-31
LIPID SCIENCES INC/
filed 2002-05-14
CIK 71478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission File Number: 0-497

Lipid Sciences, Inc.
(Exact name of registrant as specified in its charter)

Arizona	43-0433090

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

7068 Koll Center Parkway, Suite 401,

Pleasanton, California	94566

(Address of Principal Executive Offices)	(Zip Code)

(925) 249-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value Class	21,141,455 shares outstanding at May 2, 2002

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended March 31, 2002

PART I

ITEM 1. FINANCIAL STATEMENTS

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheet

(In thousands, except share amounts)

	March 31, 2002	December 31, 2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$17,885	$12,811

Prepaid expenses and other current assets	188	111

Income tax receivable	—	516

Current deferred tax asset	497	497

Current assets of discontinued operations	20,358	19,810

Total current assets	38,928	33,745

Property and equipment	855	786

Restricted cash	529	527

Non-current deferred tax asset	949	1,544

Non-current assets of discontinued operations	33,477	42,630

Total assets	$74,738	$79,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$2,266	$1,783

Related party payables	2,000	2,000

Accrued royalties	375	250

Accrued compensation	332	235

Income taxes payable	1,182	—

Current liabilities of discontinued operations	1,359	1,089

Total current liabilities	7,514	5,357

Deferred rent	27	25

Long-term liabilities of discontinued operations	19,316	22,573

Total long-term liabilities	19,343	22,598

Commitments and contingencies (Notes 6, 7, 8, 10)

Stockholders’ equity:

Preferred stock, no par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—

Common stock, no par value; 75,000,000 shares authorized; 21,141,455 and 21,246,222 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	67,107	67,947

Deficit accumulated in the development stage	(19,226)	(16,670)

Total stockholders’ equity	47,881	51,277

Total liabilities and stockholders’ equity	$74,738	$79,232

See accompanying notes to condensed consolidated financial statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

			Period from Inception (May
	Three Months Ended March 31,		21, 1999) to March 31,
	2002	2001	2002

Net revenue	$—	$—	$—

Operating expenses:

Research and development	3,019	3,137	17,030

Selling, general and administrative	967	677	6,560

Total operating expenses	3,986	3,814	23,590

Operating loss	(3,986)	(3,814)	(23,590)

Interest and other income	14	117	777

Loss from continuing operations	(3,972)	(3,697)	(22,813)

Income tax benefit	1,108	—	3,265

Net loss from continuing operations	(2,864)	(3,697)	(19,548)

Net income from discontinued operations (including gain on disposal of $176)	308	—	322

Net loss	$(2,556)	$(3,697)	$(19,226)

Earnings/(loss) per share – basic and diluted:

Net (loss) per share continuing operations	$(0.14)	$(0.25)

Earnings per share discontinued operations	$0.02	$—

Net loss	$(0.12)	$(0.25)

Weighted average number of common shares outstanding – basic and diluted	21,186	14,668

See accompanying notes to condensed consolidated financial statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

			Period from
	Three Months Ended		Inception (May 21,
	March 31,		1999) to March 31,
	2002	2001	2002

Cash flows used in operating activities:

Net loss from continuing operations	($2,864)	($3,697)	($19,548)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	53	6	110

Accretion of discount on short-term investments	—	(80)	(80)

Issuance of common stock to consultants and advisors	(351)	928	3,820

Issuance of warrants to consultants	—	848	1,044

Deferred income taxes	595	—	(1,446)

Changes in operating assets and liabilities:

Prepaid expenses and other current assets	(77)	457	(188)

Restricted cash	(2)	(7)	(529)

Income taxes	1,698	—	1,182

Accounts payable and other current liabilities	483	(153)	2,216

Accrued royalties	125	—	375

Accrued compensation	97	60	332

Deferred rent	2	5	27

Net cash used in operating activities	(241)	(1,633)	(12,685)

Cash flows used in investing activities:

Capital expenditures	(122)	(109)	(965)

Cash flows (used in)/provided by financing activities:

Acquisition of NZ Corporation – cash acquired	—	—	20,666

Payment of acquisition costs	—	—	(1,615)

Payment to repurchase stock	(470)	—	(12,513)

Maturities and sales of short-term investments	—	8,125	8,125

Purchases of short-term investments	—	—	(8,045)

Proceeds from sale of common stock, net of issuance costs	(19)	—	17,429

Proceeds from issuance of warrants	—	6,175	40

Net cash (used in)/provided by financing activities	(489)	14,300	24,087

Net (decrease)/increase in cash and cash equivalents from continuing operations	(852)	12,558	10,437

Net cash provided by discontinued operations	5,926	—	7,448

Cash and cash equivalents at beginning of period	12,811	1,125	—

Cash and cash equivalents at end of period	$17,885	$13,683	$17,885

(In thousands)

			Period from
	Three Months Ended		Inception (May 21,
	March 31,		1999) to March 31,
	2002	2001	2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest (net of amount capitalized)	$145	$—	$245

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS

Acquisition of NZ Corporation:

Current assets (other than cash)			$1,040

Property and equipment			30,193

Commercial real estate loans			16,335

Notes and receivables			15,166

Investments in joint ventures			2,343

Current liabilities assumed			(1,947)

Long-term debt assumed			(14,908)

Deferred taxes associated with the acquisition			(7,936)

Fair value of assets acquired			$40,286

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs			$2,050

See accompanying notes to condensed consolidated financial statements

Lipid Sciences, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

On November 29, 2001, Lipid Sciences, Inc., a Delaware corporation merged with and into NZ Corporation, an Arizona corporation. In connection with the merger, NZ Corporation changed its name to Lipid Sciences, Inc. In this report, unless the context otherwise requires, the current company, Lipid Sciences, Inc., an Arizona corporation, is referred to as “we,” “the Company” or “Lipid Sciences” with respect to periods of time from the effective date of the merger to the date of this report; the merged company, Lipid Sciences, Inc., a Delaware corporation, is referred to as “we” or “Pre-Merger Lipid” with respect to periods prior to the effective date of the merger; and NZ Corporation, is referred to as “NZ”, with respect to periods prior to the effective date of the merger.

The condensed consolidated results of operations presented herein include the financial results of Lipid Sciences and NZ for the three month period ended March 31, 2002 and the financial results of Pre-Merger Lipid for the three month period ended March 31, 2001. The historical financial statements prior to November 29, 2001 are those of Pre-Merger Lipid. All significant intercompany transactions have been eliminated in consolidation.

The Company is engaged in the research and development of products that can treat major medical indications by regulating plasma lipid levels. Primary activities since incorporation have been establishing offices, recruiting personnel, conducting research and development, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. The Company continues to expend significant cash resources in pursuit of our primary objectives, and at March 31, 2002 the remaining available cash and investments balance is approximately $17.9 million. We intend to finance our operations through the orderly disposition of NZ’s assets acquired in the merger (see Note 10 of the condensed consolidated financial statements), and through issuances of equity securities, receipt of research and development grants and, in the longer term, revenues from product sales and licenses. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

The unaudited condensed consolidated financial statements include the accounts of Lipid Sciences and our wholly-owned subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet of the Company at December 31, 2001, has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements and footnote disclosures should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

NOTE 2: ACQUISITION

On November 29, 2001, Lipid Sciences, Inc., a Delaware corporation merged with and into NZ Corporation, and Arizona corporation. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the shareholders of Pre-Merger Lipid became shareholders of the Company. In connection with the merger, Pre-Merger Lipid shareholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid shareholders owned approximately 75% of the then outstanding stock of the Company and the NZ shareholders owned the remaining shares of the Company’s common stock.

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Pre-Merger Lipid owned the majority of the Company’s common stock after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. The results of operations from NZ have been included only from November 29, 2001, the date of acquisition. The historical financial statements prior to November 29, 2001 are those of Pre-Merger Lipid.

Pre-Merger Lipid acquired NZ for the aggregate purchase price of $60,952,000. The aggregate purchase price equals the fair value of NZ’s net assets. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

(In thousands)

Current assets	$21,706

Property and equipment	30,193

Commercial real estate loans	16,335

Notes and receivables	15,166

Investments in joint ventures	2,343

Total assets acquired	85,743

Current liabilities	1,947

Long-term debt	14,908

Long-term deferred taxes	7,936

Total liabilities assumed	24,791

Net assets acquired	$60,952

In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were shareholders of NZ on the day prior to the completion of the merger and who hold perfected stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company’s common stock. Shareholders had until April 30, 2002 to perfect their rights. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of shareholders not holding rights and increasing the proportionate ownership of the shareholders holding rights. The number of outstanding shares of common stock would increase, having the effect of diluting earnings per share.

The unaudited condensed consolidated results of operations from continuing operations on a pro forma basis as if the merger had occurred as of the beginning of the periods presented would be consistent with the results of continuing operations presented in the condensed consolidated statement of operations. The results of operations of NZ have been reclassified to discontinued operations for all periods presented.

NOTE 3: EARNINGS / (LOSS) PER SHARE

The merger between the Company and Pre-Merger Lipid was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Pre-Merger Lipid owned the majority of the Company’s common stock after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. The weighted average number of common shares has been adjusted for all periods to reflect the exchange ratio of 1.55902 to 1.

The Company computes its net loss per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three month period ended March 31, 2002 and 2001, the Company has excluded options and warrants to purchase 2,764,207 and 1,135,100 shares of common stock, respectively, from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented.

NOTE 4: RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized in current earnings unless specific hedge accounting criteria are met. Currently, the Company does not use derivative instruments nor did the Company’s evaluation identify any embedded derivatives in other contracts. Upon adoption of SFAS No. 133 there was no effect on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. The Company has adopted the provisions of SFAS No. 141. SFAS No. 142 requires that amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Lipid Sciences adopted SFAS No. 142 on January 1, 2002. Adoption of this statement did not have an impact on Lipid Sciences’ financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement will supercede SFAS No. 121 and retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Lipid Sciences adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a significant impact on Lipid Sciences’ financial position or results of operations.

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation expense includes amortization of leasehold improvements.

Property and equipment consist of the following (in thousands):

	March 31, 2002	December 31, 2001

Equipment	$729	$612

Leasehold improvements	237	232

	966	844

Less accumulated depreciation and amortization	(111)	(58)

Total property and equipment, net	$855	$786

NOTE 6: DEVELOPMENT AGREEMENT

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

Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000 of which $972,967 was charged to operations in the three months ended March 31, 2001.

Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program are limited to $6,300,000. For the year ended December 31, 2001, $2,499,603 was charged to operations of which $122,135 is included in accounts payable at December 31, 2001. For the three months ended March 31, 2002, $1,590,994 was charged to operations of which $250,830 is included in accounts payable at March 31, 2002.

We also issued SRI warrants to purchase 779,510 shares of common stock at an exercise price of $3.21 per share. The warrants vested with respect to 233,853 shares upon completion of Phase I, with the remaining 545,657 shares vesting upon completion of Phase II. On May 12, 2001, the Development Agreement was amended with respect to the warrants to purchase 545,657 shares of common stock related to Phase II. This amendment splits Phase II into two development milestones with warrants to purchase 272,829 shares vesting at the completion of each milestone. If either development milestone is discontinued at the option of Lipid Sciences, all 545,657 warrants will vest at the completion of the remaining milestone.

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

As of March 31, 2002, neither milestone related to Phase II was complete and no value has been assigned to these warrants which have a life of seven years. These warrants will be valued using the Black-Scholes method and will be charged to expense as they vest.

NOTE 7: RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding shareholder of Pre-Merger Lipid and one of our directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are also obligated to pay Aruba continuing royalty on revenue under the agreement in future years, subject to a minimum annual royalty amount of $500,000. For the three month period ended March 31, 2002 and March 31, 2001 we have accrued an additional $125,000 and $125,000, respectively, related to this agreement. Amounts for both 2002 and 2001 were charged to research and development expense.

We are also required to make a payment of $250,000 upon initiation of human clinical trials utilizing the technology under the patents and 10% of any External Research Funding received by us to further this technology, as defined in the agreement. As of March 31, 2002, no amounts had been expensed relating to human clinical trials or External Research Funding given that we had not yet initiated human clinical trials.

Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters of a research and development nature. The amount expensed under these consultations amounted to approximately $3,000 and $2,500 for the three month period ended March 31, 2002 and March 31, 2001, respectively, for fees charged by Dr. Cham, including travel and similar costs, and have been included in the results of operations.

In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, requiring us to pay approximately $191,000 a year for consulting services provided. Under the terms of the agreement, the annual obligation to Karuba will increase to approximately $198,000 per year in May 2002. For the three month period ended March 31, 2002, approximately $62,000 was expensed to research and development under this agreement. No payments were made to Karuba during the three month period ended March 31, 2001.

We have also paid approximately $157,000 and $63,000 for the years ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000, respectively, to MDB Capital Group, LLC, related primarily to services performed and reimbursement of expenses incurred by MDB Capital Group on our behalf. For the three month period ended March 31, 2001, approximately $37,000 was paid to MDB Capital Group. No payments were made to MDB Capital Group, LLC, during the three month period ended March 31, 2002. Mr. Marlett, the Chairman of our Board of Directors, is a manager and majority owner of MDB Capital Group.

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

In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between the Company and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. We anticipate the remainder of the advisory fee to be approximately $2,000,000. Our adoption of a formalized plan to dispose of all Real Estate segment assets by March 31, 2003 will likely result in the payment of substantially all MDB Capital Group advisory fees by April 2003.

NOTE 8: RESTRUCTURING

As of December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our recent restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets (see Note 10 of the condensed consolidated financial statements).

In connection with these restructuring initiatives, we have recorded the following:

Severance & related benefits	$705,000

Lease termination	180,000

$885,000

As of March 31, 2002, we have not utilized any of the accruals set up for restructuring purposes.

Severance charges include employee termination costs such as salary and benefits post separation as a result of headcount reductions. Lease termination expenses primarily consist of costs to exit the Phoenix, Arizona facility lease.

We expect the accrued amounts to be paid and the restructuring to be complete by early 2003.

NOTE 9: REPURCHASE OF COMMON STOCK

Pursuant to the merger of the Company and Pre-Merger Lipid, we notified all shareholders who either did not vote or did not vote in favor of the merger of their option of becoming a holder of “dissenting shares” as defined in Chapter 13 (“Chapter 13”) of the California Corporations Code. We determined that in accordance with Section 1300(a) of Chapter 13, the fair market value of a dissenting share as of the day before the first announcement of the terms of the merger was $7.00. In order to pursue dissenters’ rights and receive cash for each dissenting share, the dissenting shareholder was required to make a written demand for purchase of the shares in cash, and the demand must have been received by the President of the Company within 30 days of the mailing of the notice. If the Company and the dissenting shareholder agreed upon the price of the shares, then the Company was required to pay the shareholder the agreed price for the dissenting shares. The dissenting shareholder was also required to surrender their share certificate in order to receive payment of the price.

Through March 31, 2002, pursuant to two such notices from dissenting shareholders, we paid approximately $470,400 to repurchase 67,200 shares of Pre-Merger Lipid common stock, the equivalent of 104,767 shares of our common stock. All repurchased shares were retired.

NOTE 10: DISCONTINUED OPERATIONS

As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate assets, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. We plan to complete the sale of the Real Estate segment assets by the end of the first quarter, 2003. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of March 31, 2002, are as follows:

(In thousands)

Current assets	$518

Property and equipment	25,611

Commercial real estate loans	9,497

Notes and receivables	15,618

Investments in joint ventures	2,591

Total assets held for disposal	53,835

Current liabilities	1,566

Long-term debt	14,480

Long-term deferred taxes	4,629

Total liabilities held for disposal	20,675

Net assets held for disposal	$33,160

The accompanying statements of operations for the periods ended March 31, 2002 and 2001 reflect revenues of $3,366,000 and none from discontinued operations of the Real Estate segment and a gain of $176,000 and none on the disposal of assets.

NOTE 11: INCOME TAXES

The Company’s effective tax benefit rate was 27.89% in the first quarter of 2002 and 13.72% in 2001. The effective tax benefit rate was calculated using an estimate of our expected annual pretax income for 2002. The effective tax benefit rate for 2002 differed from the statutory federal income tax rate primarily due to additional valuation allowance provided.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. We established a valuation allowance at March 31, 2002 due to the uncertainty of realizing future tax benefits from certain of its net operating loss carryforwards and credits.

NOTE 12: SEGMENTS

The Company was previously organized into two segments, Biotechnology and Real Estate. The Biotechnology segment is primarily engaged in the research and development of products focused on treating major medical indications in which a lipid, or fat, component plays a key role. On March 22, 2002, management approved a plan to dispose of the Real Estate segment and intends to focus on Biotechnology in the future. Substantially all of the assets and liabilities of the Real Estate segment are included in the discontinued operations plan formalized by the Company on March 22, 2002 (see Note 10 of the condensed consolidated financial statements).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report that relate to future plans, events or performance are forward-looking statements, which involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	our ability to obtain regulatory approval of our products in the United States and internationally;

•	the other competing therapies that may be available in the future;

•	our plans to develop and market our products;

•	our ability to improve our financial performance; and

•	effects of the merger between the Company and Pre-Merger Lipid.

These factors, and others, are discussed more fully in our annual report on Form 10-K for 2001 filed with the Securities and Exchange Commission on March 29, 2002. Actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a development stage biotechnology company engaged in the research and development of products focused on treating major medical conditions in which a lipid, or fat, component plays a key role. Our technology is based on a process of selective, systemic removal of lipids from plasma, that is, blood without red cells. This process is known as plasma delipidation. The process is designed to provide therapeutic benefit by enhancing the body’s natural ability to heal itself. We believe that through the use of this system a patient’s risk of such common disorders as heart attack and stroke will be reduced, and circulation throughout the body will be improved with numerous attendant benefits. Primary activities since incorporation have been establishing offices, recruiting personnel, conducting research and development, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

On November 29, 2001, Lipid Sciences, Inc., a Delaware corporation merged with and into NZ Corporation, and Arizona corporation. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the shareholders of Pre-Merger Lipid became shareholders of the Company. In connection with the merger, Pre-Merger Lipid shareholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid shareholders owned approximately 75% of the then outstanding stock of the Company and the NZ shareholders owned the remaining shares of the Company’s common stock.

In connection with the merger, we are obligated to issue additional shares of common stock to those individuals and entities who were shareholders of NZ on the day prior to the completion of the merger and who hold perfected stock rights, unless during the 24-month period immediately following the merger, the closing price per share of our common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of our common stock. Shareholders had until April 30, 2002 to perfect their rights.

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

In the course of our research and development activities, we have sustained continued operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. We approved a discontinued operations plan on March 22, 2002, to dispose of substantially all of the real estate and other assets held by the Company before the merger (see Note 10 of the condensed consolidated financial statements). We will use the proceeds from the disposition of these assets for our ongoing operations. We intend to finance our operations through the disposition of these assets, through issuances of equity securities, and receipt of research and development grants. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses and ultimately, upon achieving profitable operations. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

Our business was organized into two segments: Biotechnology and Real Estate. Our Biotechnology segment is focused on research and development of products for the treatment of major medical conditions in which a lipid, or fat, component plays a key role. As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger we announced our intent to conduct an orderly disposition of these assets and on March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment. The plan identified the major assets to be disposed of, the expected method of disposal, and the period expected to be required for completion of the disposal.

As of December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our recent restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets. As of March 31, 2002, we have not utilized any of the accruals set up for restructuring purposes. We expect the accrued amounts to be paid and the restructuring to be complete by early 2003 (see Note 8 of the condensed consolidated financial statements).

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that our following accounting policies fit this definition:

Property Sales, Cost of Property Sales and Deferred Revenue

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” SFAS No. 66 stipulates certain conditions which must be met to recognize profit from the sale of real estate using the full accrual method. These conditions include minimum down payments and annual investments by the buyer, and reasonable assurance the related receivable is collectible. We recognize revenue from the sale of properties using the full accrual method when the required conditions are met.

Profits from retail land sales are recognized on the installment basis provided minimum down payments are received. Deferred revenue consists principally of retail land sales made after the merger, and rents collected in advance.

The Company capitalizes construction and development costs as required by SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Cost of sales for the recreational lots are determined by allocating development costs pro-rata by acre. Costs associated with financing or leasing projects are capitalized and amortized over the period benefited by those expenditures.

Property and Equipment

Property includes real estate assets owned by the Company before the merger. Real estate properties are stated at the lower of cost or estimated fair value. All properties are held for sale and are written down to estimated fair value when the Company determines the carrying cost exceeds the estimated selling price, less costs to sell. Management makes this evaluation on a property-by-property basis. The evaluation of fair value and future cash flows from individual properties requires significant judgment. Our estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. It is reasonably possible that a change in economic or market conditions could result in a change in management’s estimate of fair value.

Income Taxes

The Company follows SFAS No.109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Our significant accounting policies are more fully described in our audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

Results of Continuing Operations – Three Months Ended March 31, 2002 and 2001

Net Revenue. We had no revenues from continuing operations from inception through March 31, 2002. Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (Vascular Lipid Removal System) and lipid-enveloped viruses (Viral Pathogen Inactivation System).

Research and Development Expenses. Research and development expenses include product development, clinical testing, and regulatory expenses. Research and development expenses decreased approximately $118,000, or 4%, to $3,019,000 in the first quarter of 2002 from $3,137,000 for the same period in 2001. The decrease is due primarily to stock compensation benefits related to issuance of stock to our Scientific Advisory Board, a non-cash benefit.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis. For the three months ended March 31, 2002, however, we estimate that the majority of our research and development expense was associated with our two primary platforms for the treatment of cardiovascular disease (Vascular Lipid Removal System) and lipid-enveloped viruses (Viral Pathogen Inactivation System).

Clinical trials commenced on May 4, 2002. The goal of this human trial is to determine the safety of our plasma delipidation process. In addition, the trial will provide information about how quickly delipidated plasma recombines with cholesterol in the body. Healthy volunteers are being referred to the principal investigator for inclusion into the 10-subject study. Results of the clinical trial, which is being conducted in Australia, are expected by the end of this year. We anticipate our research and development expenses to continue to increase for the foreseeable future as we conduct this study, as well as other clinical trials necessary to apply for regulatory approval to market our products.

Selling, General and Administrative Expenses. General and administrative expenses for 2002 increased approximately $290,000, or 43%, to $967,000 in the first quarter of 2002 from $677,000 for the same period in 2001. The increase is due primarily to expenses to establish administrative management (including recruitment fees), accounting, legal, shareholder and filing fees associated with public company requirements.

Interest and Other Income. Interest and other income for the first quarter of 2002 decreased 88% to $14,000 from $117,000 for the same period in 2001. The decrease is due primarily to lower cash, cash equivalent and short-term investment balances compared to the same period in 2001. Interest income earned on the cash acquired in the merger between Pre-Merger Lipid and the Company is presented as part of income from discontinued operations through March 31, 2002.

Results of Discontinued Operations

During the three months ended March 31, 2002, we disposed of real estate assets, in multiple transactions, for a sales price of approximately $11,260,000 in the aggregate. In these transactions, we received cash of approximately $3,900,000 and a note receivable in the amount of $7,360,000. The note matures June 28, 2002, bears interest at the rate of 5.25%, and is secured by liens on the assets purchased. The real estate assets sold include substantially all of the rural land, the notes receivables from the recreational lot sales program, mineral rights, and urban residential land in New Mexico. Additionally, approximately $5,000,000 was collected in principal payments from commercial real estate notes and other notes receivable.

As of March 31, 2002, the remaining assets in the disposal group were primarily commercial real estate loans, mineral rights, vacant industrial land in New Mexico, five industrial buildings in Arizona and residential lots in New Mexico. As of April 19, 2002, the five industrial buildings were in escrow to a single buyer. The sale is expected to close at the end of May 2002, although the buyer has certain rights to cancel the purchase prior to closing. As of March 31, 2002, a portion of the industrial land in New Mexico is under contract to be sold. The sale is expected to close between September 1, 2002 and March 1, 2003.

Liquidity and Capital Resources

Pre-Merger Lipid financed its operations principally through the sale of common stock to one of its founders and two private placements of equity securities, which have yielded net proceeds of approximately $16,900,000. The merger with the Company resulted in the acquisition of net assets of approximately $45,200,000, net of repurchase of stock and acquisition costs, through March 31, 2002.

The net cash used in continuing operating activities was approximately $200,000, $1,600,000 and $12,700,000 for the three months ended March 31, 2002, March 31, 2001 and the period from Inception (May 21, 1999) to March 31, 2002, respectively, resulting primarily from operating losses incurred as adjusted for non-cash stock compensation charges. The net cash used in investing activities was approximately $100,000, $100,000 and $1,000,000 for the three months ended March 31, 2002, March 31, 2001 and for the period from Inception (May 21, 1999) to March 31, 2002, respectively, primarily attributable to the purchase of capital equipment. Net cash used in financing activities of approximately $500,000 for the three months ended March 31, 2002 was primarily attributable to the repurchase of common stock from dissenting stockholders. Net cash provided by financing activities of approximately $14,300,000 and $24,100,000 for the three months ended March 31, 2001 and for the period from Inception (May 21, 1999) to March 31, 2002 was primarily due to the maturities and sales of short-term investments, the acquisition of NZ Corporation and the sale of equity securities in private placement transactions. Net cash provided by discontinued operations of approximately $5,900,000 and $7,400,000 for the three months ended March 31, 2002 and the period from Inception (May 21, 1999) to March 31, 2002, respectively, was primarily due to the sale of real estate assets.

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding shareholder of Pre-Merger Lipid and one of our directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are also obligated to pay Aruba continuing royalty on revenue under the agreement in future years, subject to a minimum annual royalty amount of $500,000. For the three month period ended March 31, 2002 and March 31, 2001, we have accrued an additional $125,000 and $125,000, respectively, related to this agreement. Amounts for both 2002 and 2001 were charged to research and development expense. We are also required to make a payment of $250,000 upon initiation of human clinical trials utilizing the technology under the patents and 10% of any External Research Funding received by us to further this technology, as defined in the agreement. As of March 31, 2002, no amounts had been expensed relating to human clinical trials or External Research Funding given that we had not yet initiated human clinical trials.

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

Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000 of which $972,967 was charged to operations in the period ended March 31, 2001.

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

Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program are limited to $6,300,000. For the year ended December 31, 2001, $2,499,603 was charged to operations of which $122,135 is included in accounts payable at December 31, 2001. For the period ended March 31, 2002, $1,590,994 was charged to operations of which $250,820 is included in accounts payable at March 31, 2002. As of March 31, 2002, neither milestone related to Phase II was complete, consequently no value has been assigned to those warrants which have a life of seven years. These warrants will be valued using the Black-Scholes method and will be charged to expense as they vest.

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

In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between the Company and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. We anticipate the remainder of the advisory fee to be approximately $2,000,000. Our adoption of a formalized plan to dispose of all Real Estate segment assets by March 31, 2003 will likely result in the payment of substantially all MDB Capital Group advisory fees by April 2003.

In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, requiring us to pay approximately $191,000 a year for consulting services provided. Under the terms of the agreement, the annual obligation to Karuba will increase to approximately $198,000 per year in May 2002. For the three month period ended March 31, 2002, approximately $62,000 was expensed to research and development under this agreement. No payments were made to Karuba during the three month period ended March 31, 2001.

As of March 31, 2002, we had cash and cash equivalents equal to approximately $17,900,000. We anticipate that these assets and the cash raised from the disposal of assets included in the discontinued operations plan will provide sufficient working capital for our research and development activities for the next year. After that time, additional capital will be required. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, or through public or private equity or debt financings.

Factors That May Affect Future Results and Financial Condition

If we are unable to obtain adequate funds, we may not be able to develop and market our products.

For the three months ended March 31, 2002, we incurred a net loss of approximately $2,600,000, and since Inception through March 31, 2002, we have incurred an accumulated deficit of approximately $19,200,000. We expect to continue to incur losses for the foreseeable future as we increase funding for development, clinical testing, and other activities related to seeking approval to market our products. For example, the fees for the second development phase under our agreement with SRI International increased to $6,300,000 from approximately $1,500,000 spent for the first phase. In addition, our first human safety study of our technology commenced on May 4, 2002. Conducting this study and the other clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital.

As of March 31, 2002, we had cash and cash equivalents equal to approximately $17,900,000. We anticipate that these assets and the cash raised from the disposal of assets included in the discontinued operations plan will provide sufficient working capital for our research and development activities for the next year. After the period of disposition of real estate assets, additional capital will be required in amounts that cannot be quantified, but are expected to be significant. If the discontinued operations plan does not yield sufficient capital, we intend to seek capital needed to fund our operations through new collaborations, or through public or private equity or debt financings. If we are unable to obtain financing, our ability to continue our business as planned will be harmed.

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

The ultimate results of clinical studies cannot be predicted with accuracy and can be impacted by many variables. We cannot be sure whether planned clinical trials will begin on time or will be completed on schedule or at all. For example, any of our future clinical studies might be delayed in their initiation, or performance or even halted after initiation because:

•	extensive and time-consuming pre-clinical animal studies are required of the Company by the FDA to demonstrate the safety of the process technology;

•	the data generated by the pre-clinical animal studies does not indicate to the FDA that there is a sufficient margin of safety and/or the potential clinical benefit from the delipidation cannot be demonstrated in the animal experiments;

•	the FDA regulatory requirements for initiating and maintaining an investigational new drug / investigational device exemption application for a clinical study cannot be met;

•	the product is not effective, or physicians perceive that the product is not effective;

•	patients experience severe side effects during treatment;

•	patients die during a clinical study because their disease is too advanced or because they experience medical problems that are not related to the product being studied;

•	patients do not enroll in the studies at the rate we expect; or

•	the discovery by the sponsor, during the study, of deficiencies in the way the study is being conducted by the study investigators that raises questions as to whether the study is being conducted in conformity with the FDA’s Good Clinical Practice regulations.

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

An economic downturn in the real estate market could adversely affect our ability to complete the disposal of assets included in the discontinued operations plan.

The assets identified in the discontinued operations plan include real estate and loans secured by real estate, particularly in Arizona, New Mexico, California and Utah. While the real estate markets are generally healthy, there is no assurance that the markets will continue to be favorable over the disposal period of these assets. A downturn in the real estate market could have an adverse impact on our ability to sell these real estate assets. Additionally, a downturn in the real estate market could adversely affect the ability of our borrowers to repay their loans according to the terms of the loans and/or could adversely affect the value of the collateral for those loans.

Our stock price may be volatile.

There can be no assurance that there will be an active trading market for our common stock or that the market price of the common stock will not decline below its present market price. The market prices for securities of biotechnology companies have been, and are likely to continue to be, highly volatile. Factors that have had, and are expected to continue to have, a significant impact on the market price of our common stock include:

•	announcements regarding the results of regulatory approval filings,

•	our clinical studies or other testing,

•	our technological innovations or new commercial products or those of our competitors,

•	government regulations, developments concerning proprietary rights,

•	public concern as to safety of our technology, and

•	variations in operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.

ITEM 1. LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings. All of the legal proceedings we are currently involved in are ordinary and routine. The outcomes of the legal proceedings are uncertain until they are completed. We believe that the results of the current proceedings will not have a material adverse effect on our business or financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — See Index to Exhibits.

(b)	Reports on Form 8-K

1.	Report on Form 8-K/A announcing that Pre-Merger Lipid dismissed its independent auditors, Ernst & Young LLP, on November 15, 2001, and that our independent auditors, Deloitte & Touche LLP will continue in that role, filed with the SEC on January 31, 2002 under Item 4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipid Sciences, Inc.

Dated: May 14, 2002

By: /s/Barry D. Michaels

Barry D. Michaels

Chief Financial Officer

(Principal Financial Officer

and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment Agreement with Hana Berger Moran, Ph.D., dated March 4, 2002

10.2	Purchase Agreement for Real and Personal Property among Lipid Sciences, Inc., NZ Corporation, NZ Development Corporation, and NZU, Inc., and NZ Trust, LLC, NZ Snowflake, LLC, NZ Milky Ranch, LLC, NZ Silver Creek, LLC, NZ Joseph City, LLC, NZ New Mexico Land LLC, NZ Uranium, LLC, NZ Travertine, LLC, NZ Oil and Gas, LLC, NZ Minerals, LLC, NZ History and Artifacts, LLC, dated March 28, 2002