Form 10-Q
period 2002-06-30
LIPID SCIENCES INC/
filed 2002-08-13
CIK 71478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2002.

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to ______________

Commission File Number: 0-497

Lipid Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-0433090

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7068 Koll Center Parkway, Suite 401, Pleasanton, California	94566

(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value Class	21,141,455 shares outstanding at August 9, 2002

Condensed Consolidated Balance Sheet
Condensed Consolidated Statements of Operations (Unaudited)
Condensed Consolidated Statements of Cash Flow (Unaudited)
Notes to Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II.
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EX-3.1
EX-3.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-99.1
EX-99.2

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended June 30, 2002

		Page No.

PART I

ITEM 1.	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001, and cumulative period from Inception (May 21, 1999) to June 30, 2002	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 and cumulative period from Inception (May 21, 1999) to June 30, 2002	5

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

PART II

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 2.	CHANGES IN SECURITIES	26

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	27

SIGNATURES		28

INDEX TO EXHIBITS FOR FORM 10-Q		29

PART I

ITEM 1. FINANCIAL STATEMENTS

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheet

(In thousands, except share amounts)

	June 30,	December 31,
	2002	2001(1)
ASSETS
Current assets:	(unaudited)
Cash and cash equivalents	$25,324	$12,811

Prepaid expenses and other current assets	294	111

Income tax receivable	—	516

Current deferred tax asset	497	497

Current assets of discontinued operations	15,080	19,810

Total current assets	41,195	33,745

Property and equipment	877	786

Restricted cash	420	527

Non-current deferred tax asset	573	1,544

Non-current assets of discontinued operations	9,927	42,630

Total assets	$52,992	$79,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$1,878	$1,783

Related party payables	1,701	2,000

Accrued royalties	500	250

Accrued compensation	409	235

Income taxes payable	4,105	—

Current liabilities of discontinued operations	238	1,089

Total current liabilities	8,831	5,357

Deferred rent	30	25

Long-term liabilities of discontinued operations	—	22,573

Total long-term liabilities	30	22,598

Commitments and contingencies (Notes 6, 7, 8, 10)

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—

Common stock, $0.001 par value; 75,000,000 shares authorized; 21,141,455 and 21,246,222 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	67,059	67,947

Deficit accumulated in the development stage	(22,928)	(16,670)

Total stockholders’ equity	44,131	51,277

Total liabilities and stockholders’ equity	$52,992	$79,232

(1)	Derived from the consolidated audited financial statements as of December 31, 2001

See accompanying notes to condensed consolidated financial statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

					Period
					from
					Inception
					(May 21,
	Three Months Ended		Six Months Ended		1999) to
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002

Net revenue	$—	$—	$—	$—	$—

Operating expenses:

Research and development	3,894	2,137	6,913	5,274	20,924

Selling, general and administrative	1,868	878	2,835	1,555	8,428

Total operating expenses	5,762	3,015	9,748	6,829	29,352

Operating loss	(5,762)	(3,015)	(9,748)	(6,829)	(29,352)

Interest and other income	34	140	48	257	811

Loss from continuing operations	(5,728)	(2,875)	(9,700)	(6,572)	(28,541)

Income tax benefit	1,757	—	2,865	—	5,022

Net loss from continuing operations	(3,971)	(2,875)	(6,835)	(6,572)	(23,519)

Net income from discontinued operations (including gain on disposal of $867 and $1,043, for the three and six month periods ended June 30, 2002, respectively)	269	—	577	—	591

Net loss	$(3,702)	$(2,875)	$(6,258)	$(6,572)	$(22,928)

Earnings/(loss) per share – basic and diluted:

Net (loss) per share continuing operations	$(0.19)	$(0.18)	$(0.32)	$(0.43)

Earnings per share discontinued operations	$0.01	$—	$0.03	$—

Net loss	$(0.18)	$(0.18)	$(0.29)	$(0.43)

Weighted average number of common shares outstanding – basic and diluted	21,141	15,839	21,163	15,254

         See accompanying notes to condensed consolidated financial statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flow (Unaudited)

(In thousands)

			Period
			from
			Inception
			(May 21,
	Six Months Ended		1999) to
	June 30,		June 30,
	2002	2001	2002

Cash flows used in operating activities:

Net loss from continuing operations	($6,835)	($6,572)	($23,519)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	116	18	173

Accretion of discount on short-term investments	—	(80)	(80)

Issuance of common stock to consultants and advisors	(399)	1,140	3,772

Issuance of warrants to consultants	—	848	1,044

Deferred income taxes	971	—	(1,070)

Changes in operating assets and liabilities:

Receivables	—	(20)	(20)

Prepaid expenses and other current assets	(183)	284	(272)

Restricted cash	107	(13)	(420)

Income taxes	4,621	—	4,105

Accounts payable and other current liabilities	(204)	(145)	1,528

Accrued royalties	250	604	500

Accrued compensation	174	105	408

Deferred rent	5	10	30

Net cash used in operating activities	(1,377)	(3,821)	(13,821)

Cash flows used in investing activities:

Capital expenditures	(207)	(273)	(1,050)

Cash flows (used in)/provided by financing activities:

Acquisition of NZ Corporation – cash acquired	—	—	20,666

Payment of acquisition costs	—	—	(1,615)

Payment to repurchase stock	(470)	—	(12,513)

Maturities and sales of short-term investments	—	8,125	8,125

Purchases of short-term investments	—	—	(8,045)

Proceeds from sale of common stock, net of issuance costs	(19)	6,175	17,429

Proceeds from issuance of warrants	—	20	40

Net cash (used in)/provided by financing activities	(489)	14,320	24,087

Net (decrease)/increase in cash and cash equivalents from continuing operations	(2,073)	$10,226	9,216

Net cash provided by discontinued operations	14,586	—	16,108

Cash and cash equivalents at beginning of period	12,811	1,125	—

Cash and cash equivalents at end of period	$25,324	$11,351	$25,324

(In thousands)

			Period
			from
			Inception
			(May 21,
	Six Months Ended		1999) to
	June 30,		June 30,
	2002	2001	2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW

INFORMATION Cash paid during the year for:

Interest (net of amount capitalized)	$739	$—	$839

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS Acquisition of NZ Corporation:

Current assets (other than cash)			$1,040

Property and equipment			30,193

Commercial real estate loans			16,335

Notes and receivables			15,166

Investments in joint ventures			2,343

Current liabilities assumed			(1,947)

Long-term debt assumed			(14,908)

Deferred taxes associated with the acquisition			(7,936)

Fair value of assets acquired			$40,286

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS Accrued acquisition costs			$2,050

         See accompanying notes to condensed consolidated financial statements

Lipid Sciences, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

On November 29, 2001, Lipid Sciences, Inc., a privately-held corporation, merged with and into NZ Corporation. NZ Corporation survived the merger and changed its name to Lipid Sciences, Inc. In this report, unless the context otherwise requires, the current company, Lipid Sciences, Inc., is referred to as “we,” “the Company” or “Lipid Sciences” with respect to periods of time from the effective date of the merger to the date of this report; the merged company, Lipid Sciences, Inc., a privately-held corporation, is referred to as “we” or “Pre-Merger Lipid” with respect to periods prior to the effective date of the merger; and NZ Corporation is referred to as “NZ,” with respect to periods prior to the effective date of the merger.

The condensed consolidated results of operations presented herein include the financial results of Lipid Sciences and NZ for the three and six month periods ended June 30, 2002 and the financial results of Pre-Merger Lipid for the three and six month periods ended June 30, 2001. All significant intercompany transactions have been eliminated in consolidation.

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

In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. The Company continues to expend significant cash resources in pursuit of our primary objectives, and at June 30, 2002, the remaining available cash and investments balance and accumulated deficit is approximately $25.3 million and $22.9 million, respectively. We intend to finance our operations through the orderly disposition of NZ’s assets acquired in the merger (see Note 10 of the condensed consolidated financial statements), and through new collaborations, the receipt of research and development grants or private or public equity or debt financings and, in the longer term, revenues from product sales and technology licenses. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements presented are unaudited and in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial condition and results of operations as of and for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

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

NOTE 2: ACQUISITION

On November 29, 2001, Lipid Sciences, Inc., a privately-held corporation, merged with and into NZ Corporation. NZ Corporation survived the merger and changed its name to Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the stockholders of Pre-Merger Lipid became stockholders of the Company. In connection with the merger, Pre-Merger Lipid stockholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid stockholders owned approximately 75% of the then outstanding stock of the Company and the NZ stockholders owned the remaining shares of the Company’s common stock.

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of the Company’s common stock after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. The results of operations from NZ have been included only from November 29, 2001, the date of acquisition. The historical financial statements prior to November 29, 2001 are those of Pre-Merger Lipid.

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

In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and must continue to hold their shares in direct registered form through November 28, 2003 to continue to qualify the right. Transfer of shares before November 29, 2003 will disqualify the right attached to the transferred shares. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. The number of outstanding shares of common stock would increase, having the effect of diluting earnings per share. If all of the holders of NZ shares outstanding on November 28, 2001 perfected their rights and remain qualified to receive additional shares on November 28, 2003, up to 5,311,534 additional shares could be issued to such holders. This issuance will dilute stockholders by up to 19.8%, based on 21,141,455 shares outstanding as of June 30, 2002.

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

NOTE 3: EARNINGS / (LOSS) PER SHARE

The merger between the Company and Pre-Merger Lipid was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of the Company’s common stock after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. The weighted average number of common shares has been adjusted for all periods to reflect the exchange ratio of 1.55902 to 1.

The Company computes its net loss per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three month period ended June 30, 2002 and 2001, the Company has excluded options and warrants to purchase 1,902,359 and 1,689,910 shares of common stock, respectively, from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented.

NOTE 4: RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Lipid Sciences adopted SFAS No. 142 on January 1, 2002. Adoption of this statement did not have an impact on Lipid Sciences’ financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121 and retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Lipid Sciences adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a significant impact on Lipid Sciences’ financial position or results of operations.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Equipment	$814	$612

Leasehold improvements	237	232

	1,051	844

Less accumulated depreciation and amortization	(174)	(58)

Total property and equipment, net	$877	$786

NOTE 6: DEVELOPMENT AGREEMENT

In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services. SRI will assign to us all intellectual property developed during the term of the Development Agreement. The Development Agreement calls for SRI to complete two development phases (as defined in the Development Agreement) during which time SRI will work to develop a medical device to enable us to further develop and commercialize our lipid removal technology. In addition, we have entered into a number of amendments with SRI to address work being performed by SRI, which is outside of the scope of work of Phase II development. Certain of the amendments have been in support of product development and certain of the amendments relate to supplemental testing and analysis being performed by SRI.

Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000, of which $972,967 was charged to operations in the three month period ended March 31, 2001.

Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program are limited to $6,300,000. Approximately $1,643,723 and $904,657 for the three month periods ended June 30, 2002 and June 30, 2001, respectively, and $3,234,717 and $904,957 for the six month periods ended June 30, 2002 and June 30, 2001, for fees related to Phase II, other product development, supplemental testing and analysis, respectively, were charged to operations, of which $110,671 is included in accounts payable at June 30, 2002.

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

The March 28, 2001 completion of Phase I resulted in warrants to purchase 233,853 shares of common stock becoming fully vested. On this date, we recognized an expense of $847,500, based upon the fair market value of the warrants on the date of vesting, using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of seven years.

As of June 30, 2002, neither milestone related to Phase II was complete and no value has been assigned to these warrants which have a life of seven years. These warrants will be valued using the Black-Scholes method and will be charged to expense as they vest.

NOTE 7: RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are also obligated to pay Aruba a continuing royalty on revenue under the agreement in future years, subject to a minimum annual royalty amount of $500,000. For the three month periods ended June 30, 2002 and 2001 we have accrued an additional $125,000 and $479,167, respectively, related to this agreement. Amounts for both 2002 and 2001 were charged to research and development expense.

We are also required to pay Aruba 10% of any External Research Funding received by us to further this technology, as defined in the agreement. We were required to pay Aruba $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. The payment to Aruba of $250,000 is included in related party payables at June 30, 2002 and was charged to research and development expense during this same period.

Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We are required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. For the three and six month periods ended June 30, 2002 approximately $73,303 and $115,361, respectively, was expensed to research and development for consulting services under this agreement. Approximately $22,448 and $3,486 for the three month periods ended June 30, 2002 and June 30, 2001, respectively, and $22,448 and $19,605 for the six month periods ended June 30, 2002 and June 30, 2001, respectively, were expensed and included in the results of operations related to reimbursement of expenses.

We have also paid approximately $13,195 and $49,950 for the three and six month periods ended June 30, 2001, respectively, to MDB Capital Group, LLC, related primarily to services performed and reimbursement of expenses incurred by MDB Capital Group on our behalf. No payments were made to MDB Capital Group, LLC, during the three and six month periods ended June 30, 2002. Christopher A. Marlett, the Chairman of our Board of Directors, is a manager and majority owner of MDB Capital Group.

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

In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. We anticipate the remainder of the advisory fee to be approximately $1,451,000. Approximately

$549,000 of the advisory fee has been paid during the six months ended June 30, 2002. Our adoption of a formalized plan to dispose of all Real Estate segment assets by March 31, 2003 will likely result in the payment of substantially all MDB Capital Group advisory fees by April 2003.

NOTE 8: RESTRUCTURING

As of December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our recent restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets.

As of June 30, 2002, we have not utilized any of the accruals set up for restructuring purposes.

We expect the accrued amounts to be paid and the restructuring to be complete by early 2003.

NOTE 9: COMMON STOCK

Pursuant to the merger of the Company and Pre-Merger Lipid, we notified all stockholders who either did not vote or did not vote in favor of the merger of their option of becoming a holder of “dissenting shares” as defined in Chapter 13 (“Chapter 13”) of the California Corporations Code. We determined that in accordance with Section 1300(a) of Chapter 13, the fair market value of a dissenting Pre-Merger Lipid share as of the day before the first announcement of the terms of the merger was $7.00. In order to pursue dissenters’ rights and receive cash for each dissenting share, the dissenting stockholder was required to make a written demand for purchase of the shares in cash, and the demand must have been received by the President of the Company within 30 days of the mailing of the notice. If the Company and the dissenting stockholder agreed upon the price of the shares, then the Company was required to pay the stockholder the agreed price for the dissenting shares. The dissenting stockholder was also required to surrender their stock certificate in order to receive payment of the price.

Through June 30, 2002, pursuant to two such notices from dissenting stockholders, we paid approximately $470,400 to repurchase 67,200 shares of Pre-Merger Lipid common stock, the equivalent of 104,767 shares of our common stock. All repurchased shares were retired.

On June 26, 2002, the Company changed its state of incorporation from Arizona to Delaware. The reincorporation was accomplished through a statutory merger of Lipid Sciences, Inc., an Arizona corporation (“Lipid Arizona”), into a newly formed Delaware corporation of the same name (“Lipid Delaware”). As a result of the merger, each outstanding share of Lipid Arizona Common Stock, no par value, was automatically converted into one share of Lipid Delaware Common Stock, par value $0.001. This change in the Company’s state of incorporation was approved by the holders of a majority of the Company’s outstanding shares of Common Stock at the Company’s annual meeting of stockholders on June 18, 2002. There was no impact on the Company’s financial condition or results of operations as a result of the reincorporation.

NOTE 10: DISCONTINUED OPERATIONS

As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. We plan to complete the sale of the Real Estate segment assets by the end of the first quarter, 2003. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of June 30, 2002, are as follows:

(In thousands)

Current assets	$159

Property and equipment	3,200

Commercial real estate loans	11,733

Notes and receivables	7,661

Current deferred tax asset	244

Investments in joint ventures	2,010

Total assets held for disposal	25,007

Current liabilities	238

Net assets held for disposal	$24,769

The accompanying statements of operations reflect revenues from discontinued operations of $938,000 and none for the three month period ended June 30, 2002 and 2001, respectively, and $4,304,000 and none for the six month period ended June 30, 2002 and 2001, respectively. Revenues of discontinued operations of the Real Estate segment include a gain of $867,000 and $1,043,000 for the three and six month periods ended June 30, 2002 on the disposal of assets.

NOTE 11: INCOME TAXES

The Company’s effective tax benefit rate was 29.54% in the second quarter of 2002 and 13.72% in 2001. The effective tax benefit rate was calculated using an estimate of our expected annual pretax income for 2002. The effective tax benefit rate for 2002 differed from the statutory federal income tax rate primarily due to additional valuation allowances provided.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. We established a valuation allowance at June 30, 2002 due to the uncertainty of realizing future tax benefits from certain of our net operating loss carryforwards and credits.

The income tax receivable of $516,000 and income tax payable of $4,105,000 as of December 31, 2001 and June 30, 2002, respectively, reflect a combined income tax receivable/payable of both the continuing and discontinued operations. The income tax receivable as of December 31, 2001 represents the income tax refund applied for by the discontinued operation resulting from the carry back of net operating losses. The income tax payable as of June 30, 2002 represents the net payable of the consolidated group, resulting from gains on the sale of real estate assets of the discontinued operation.

NOTE 12: SEGMENTS

The Company was previously organized into two segments, Biotechnology and Real Estate, as the result of the merger between Pre-Merger Lipid and NZ. The Biotechnology segment is primarily engaged in the research and development of products focused on treating major medical indications in which a lipid, or fat, component plays a key role. As part of the merger we announced our intent to conduct an orderly disposition of the real estate assets, including commercial real estate loans, acquired to fund the ongoing operations of Lipid Sciences. On March 22, 2002, we approved a plan to dispose of the Real Estate segment and intend to focus on Biotechnology in the future. Substantially all of the assets and liabilities of the Real Estate segment are included in the discontinued operations plan formalized by the Company on March 22, 2002 (see Note 10 of the condensed consolidated financial statements).

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

Overview

We are a development-stage biotechnology company researching and developing products to treat major medical conditions, such as cardiovascular disease and HIV infection, in which lipids, or fat, plays a key role. Our technologies are based on a patented process that selectively removes lipids from proteins in human blood without disrupting protein function. This process of lipid removal, known as plasma delipidation, potentially reverses the condition while enhancing the body’s natural ability to heal itself.

This unique delipidation process promises far-reaching implications for human health across multiple billion-dollar markets. It may reverse cardio- and cerebrovascular disease, as well as provide an effective therapeutic effect on many infectious agents, including the viruses that cause AIDS, Hepatitis B, Hepatitis C, and Herpes.

We are developing our technology along two technology platforms. The first platform, Vascular Lipid Removal (VLR™) is focused on treating atherosclerosis, which results from an overabundance of lipids in the vascular system. The VLR platform is targeted at treating conditions such as heart disease, stroke and peripheral vascular disease. The second platform, Viral Pathogen Inactivation (VPI™) relates to the removal of lipid coatings from viruses, bacteria and other lipid-containing infectious agents. Examples of viruses with lipid coatings that may be treatable by the VPI system include, HIV, Hepatitis C, and Hepatitis B, and Herpes Virus.

Primary activities since incorporation have been establishing offices, recruiting personnel, conducting research and development, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

On November 29, 2001, Lipid Sciences, Inc., a privately-held corporation, merged with and into NZ Corporation. NZ Corporation survived the merger and changed its name to Lipid Sciences, Inc. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the stockholders of Pre-Merger Lipid became stockholders of the Company. In connection with the merger, Pre-Merger

Lipid stockholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid stockholders owned approximately 75% of the then outstanding stock of the Company and NZ stockholders owned the remaining shares of the Company’s common stock.

In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and must continue to hold their shares in direct registered form through November 28, 2003 to continue to qualify the right. Transfer of shares before November 29, 2003 will disqualify the right attached to the transferred shares. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. The number of outstanding shares of common stock would increase, having the effect of diluting earnings per share. If all of the holders of NZ shares outstanding on November 28, 2001 perfected their rights and remain qualified to receive additional shares on November 28, 2003, up to 5,311,534 additional shares could be issued to such holders. This issuance will dilute stockholders by up to 19.8%, based on 21,141,455 shares outstanding as of June 30, 2002.

The merger with NZ was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of our common stock immediately after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to 2001 included in this report reflects Pre-Merger Lipid results.

In the course of our research and development activities, we have sustained continued operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. We approved a discontinued operations plan on March 22, 2002, to dispose of substantially all of the real estate and other assets held by the Company before the merger (see Note 10 of the condensed consolidated financial statements). We will use the proceeds from the disposition of these assets for our ongoing operations. We intend to finance our operations through the disposition of these assets, through issuances of equity securities, and the pursuit of research and development grants. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses upon receiving all relevant approvals. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

Our business was organized into two segments: Biotechnology and Real Estate. Our Biotechnology segment is focused on research and development of products for the treatment of major medical conditions in which a lipid, or fat, component plays a key role. As a result of the merger with NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger we announced our intent to conduct an orderly disposition of these assets and on March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment. The plan identified the major assets to be disposed of, the expected method of disposal, and the period expected to be required for completion of the disposal.

As of December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our recent restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets. As of June 30, 2002, we have not utilized any of the accruals set up for restructuring purposes. We expect the accrued amounts to be paid and the restructuring to be complete by early 2003 (see Note 8 of the condensed consolidated financial statements).

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that our following accounting policies fit this definition:

Property Sales, Cost of Property Sales and Deferred Revenue
 The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” SFAS No. 66 stipulates certain conditions which must be met to recognize profit from the sale of real estate using the full accrual method. These conditions include minimum down payments and annual investments by the buyer, and reasonable assurance that the related receivable is collectible. We recognize revenue from the sale of properties using the full accrual method when the required conditions are met.

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

Loans and Notes Receivable
 Loans and notes receivable include commercial real estate loans and other notes receivable owned by the Company before the merger of NZ and Pre-Merger Lipid. All loans and notes receivable are held for sale and are written down to estimated fair value when the Company determines that the loan is impaired. Among the factors used to determine whether a loan is impaired are creditworthiness of the borrower, whether or not the loan is performing, the value of any collateral for the loan, collectibility of the loan, and general and economic market conditions. The determination of whether a loan is impaired requires significant judgment. Our estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our conclusions are based on factors that are inherently uncertain. It is reasonably possible that a change in economic or market conditions could result in a change in management’s estimate of fair value.

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Lipid Sciences adopted SFAS No. 142 on January 1, 2002. Adoption of this statement did not have an impact on Lipid Sciences’ financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121 and retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Lipid Sciences adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a significant impact on Lipid Sciences’ financial position or results of operations.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Results of Continuing Operations – Three Months Ended June 30, 2002 and 2001

Net Revenue. We had no revenues from continuing operations from Inception (May 21, 1999) through June 30, 2002. Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (Vascular Lipid Removal System) and lipid-enveloped viruses (Viral Pathogen Inactivation System).

Research and Development Expenses. Research and development expenses include research, product development, clinical testing, and regulatory expenses. Research and development expenses increased approximately $1,757,000, or 82%, to $3,894,000 in the second quarter of 2002 from $2,137,000 for the same period in 2001. The increase is due primarily to staff additions in research and development and clinical areas, the commencement of our Australian clinical trial, and expenses related to the on-going development of the device component of our delipidation systems, including $730,000 additional expense related to the development agreement with SRI International.

Our first clinical trials commenced during the second quarter of 2002. The goal of this human trial is to determine the safety of our plasma delipidation process. In addition, the trial will provide information about how quickly delipidated plasma recombines with cholesterol in the body. Healthy volunteers have been referred to the principal investigator for inclusion in the 10-subject study. The clinical trials, which are being conducted in Australia, are expected to be completed by the end of this year, with results presented in the first quarter of 2003. We anticipate that our research and development expenses will continue to increase for the foreseeable future as we conduct this study, and other clinical trials necessary for us to apply for regulatory approval to market our products.

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our directors (see Note 7 of the condensed consolidated financial statements). As partial consideration for the license, we were required to make a payment of $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents received by us, as defined in the agreement. Our initial human clinical trial commenced during the three month period ended June 30, 2002, thus $250,000 was charged to research and development expense during this period.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis. For the three months ended June 30, 2002, however, we estimate that the majority of our research and development expense was associated with our two primary platforms for the treatment of cardiovascular disease (Vascular Lipid Removal System) and lipid-enveloped viruses (Viral Pathogen Inactivation System).

Selling, General and Administrative Expenses. General and administrative expenses increased approximately $990,000, or 113%, to $1,868,000 in the second quarter of 2002 from $878,000 for the same period in 2001. The increase is due primarily to expenses to establish administrative management (including recruitment fees), Director fees and accounting, legal, stockholder and filing fees associated with public company requirements.

Interest and Other Income. Interest and other income for the second quarter of 2002 decreased 78% to $34,000 from $140,000 for the same period in 2001. The decrease is due primarily to lower short-term investment balances in the three month period ended June 30, 2002 compared to the same period in 2001.

Results of Continuing Operations – Six Months Ended June 30, 2002 and 2001

Net Revenue. We had no revenues from continuing operations from Inception (May 21, 1999) through June 30, 2002.

Research and Development Expenses. Research and development expenses increased approximately $1,639,000, or 31%, to $6,913,000 for the six month period ended June 30, 2002 from $5,274,000 for the same period in 2001. The increase is due primarily to staff additions in research and development and clinical areas, the commencement of our Australian clinical trial, and expenses related to the on-going development of the device component of our delipidation systems. Research and development expenses account for approximately 71% of total operating expenses for the six months ended June 30, 2002.

Selling, General and Administrative Expenses. General and administrative expenses for 2002 increased approximately $1,280,000, or 82%, to $2,835,000 for the six month period ended June 30, 2002 from $1,555,000 for the same period in 2001. The increase is due primarily to expenses to establish administrative management, Director fees and accounting, legal, stockholder and filing fees associated with public company requirements. General and administrative expenses account for approximately 29% of total operating expenses for the six months ended June 30, 2002.

Interest and Other Income. Interest and other income for the six month period ended June 30, 2002 decreased 81% to $48,000 from $257,000 for the same period in 2001. The decrease is due primarily to lower short-term investment balances in the three month period ended June 30, 2002 compared to the same period in 2001.

Results of Discontinued Operations – Three and Six Months Ended June 30, 2002

During the three months ended June 30, 2002, we disposed of real estate assets, in multiple transactions, for an aggregate sales price of approximately $23,300,000. The real estate assets sold include all of the Company’s industrial buildings in Arizona and certain residential lots in New Mexico. In these transactions, we received cash of approximately $7,700,000, net of commissions, title fees, closing costs and pro-rations of property taxes and interest. Additionally, mortgage debt of approximately $14,700,000 was assumed by the buyer of the industrial buildings. Also during the three months ended June 30, 2002, approximately $9,200,000 was collected in principal payments from commercial real estate notes and other notes receivable. This amount includes repayment of the $7,258,000 note receivable we received in the first quarter from the sale of real estate assets.

During the six months ended June 30, 2002, the disposal of real estate assets generated cash of approximately $11,600,000. Additionally, we collected approximately $14,200,000 in principal payments from commercial real estate notes and other notes receivable.

As of June 30, 2002, the remaining assets in the disposal group were primarily commercial real estate loans and other notes receivable, mineral rights, vacant industrial land in New Mexico, and residential lots in New Mexico.

Liquidity and Capital Resources

Pre-Merger Lipid financed its operations principally through the sale of common stock to one of its founders and two private placements of equity securities, which have yielded net proceeds of approximately $16,900,000. The merger with NZ resulted in the acquisition of net assets of approximately $45,200,000, net of repurchase of stock and acquisition costs, through June 30, 2002.

The net cash used in continuing operating activities was approximately $1,377,000, $3,821,000 and $13,821,000 for the six months ended June 30, 2002, June 30, 2001 and the period from Inception (May 21, 1999) to June 30, 2002, respectively, resulting primarily from operating losses incurred as adjusted for income taxes and non-cash stock compensation charges. The net cash used in investing activities was approximately $207,000, $273,000 and $1,050,000 for the six months ended June 30, 2002, June 30, 2001 and for the period from Inception (May 21, 1999) to June 30, 2002, respectively, primarily attributable to the purchase of capital equipment. Net cash used in financing activities of approximately $489,000 for the six months ended June 30, 2002 was primarily attributable to the repurchase of common stock from dissenting stockholders. Net cash provided by financing activities of approximately $14,320,000 and $24,087,000 for the six months ended June 30, 2001 and for the period from Inception (May 21, 1999) to June 30, 2002 was primarily due to the maturities and sales of short-term investments, the acquisition of NZ Corporation and the sale of equity securities in private placement transactions. Net cash provided by discontinued operations of approximately $14,586,000 and $16,108,000 for the six months ended June 30, 2002 and the period from Inception (May 21, 1999) to June 30, 2002, respectively, was primarily due to the sale of real estate assets.

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are also obligated to pay Aruba a continuing royalty on revenue under the agreement in future years, subject to a minimum annual royalty amount of $500,000. For the three month period ended June 30, 2002 and 2001 we have incurred an additional $125,000 and $479,167, respectively, related to this agreement. Amounts for both 2002 and 2001 were charged to research and development expense. We are also required to pay Aruba 10% of any External Research Funding received by us to further this technology, as defined in the agreement. We were required to pay Aruba $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002, thus $250,000 was charged to research and development expense during this period.

In May 2000, we sold a total of 4,925,300 shares of common stock at $2.25 per share in a private placement to accredited investors. Net cash proceeds, after expenses of the placement, were approximately $11,000,000.

In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services. SRI will assign to us all intellectual property developed during the term of the Development Agreement. The Development Agreement calls for SRI to complete two development phases (as defined in the Development Agreement) during which time SRI will work to develop a medical device to enable us to further develop and commercialize our lipid removal technology. In addition, we have entered into a number of amendments with SRI to address work being performed by SRI, which is outside of the scope of work of Phase II development. Certain of the amendments have been in support of product development and certain of the amendments relate to supplemental testing and analysis being performed by SRI.

Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000, of which $972,967 was charged to operations in the three month period ended March 31, 2001.

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

The March 28, 2001 completion of Phase I resulted in warrants to purchase 233,853 shares of common stock becoming fully vested. On this date, we recognized an expense of $847,500, based upon the fair market value of the warrants on the date of vesting, using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of seven years.

Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program are limited to $6,300,000. For the three and six months ended June 30, 2002, $1,643,723 and $3,234,717, for fees related to Phase II, other product development, supplemental testing and analysis, respectively, was charged to operations, of which $110,671 is included in accounts payable at June 30, 2002. As of June 30, 2002, neither milestone related to Phase II was completed, consequently no value has been assigned to those warrants which have a life of seven years. These warrants will be valued using the Black-Scholes method and will be charged to expense as they vest.

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

In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. We anticipate the remainder of the advisory fee to be approximately $1,451,000. Approximately $549,000 of the advisory fee has been paid during the six months ended June 30, 2002. Our adoption of a formalized plan to dispose of all Real Estate segment assets by March 31, 2003 will likely result in the payment of substantially all MDB Capital Group advisory fees by April 2003.

In the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We are required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. For the three and six month periods ended June 30, 2002 approximately $73,303 and $115,361, respectively, was expensed to research and development for consulting services under this agreement. Approximately $22,448 and $3,486 for the three month periods ended June 30, 2002 and June 30, 2001, respectively, and $22,448 and $19,605 for the six month periods ended June 30, 2002 and June 30, 2001, respectively, were expensed and included in the results of operations related to reimbursement of expenses.

In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. As of June 30, 2002, we had cash and cash equivalents equal to approximately $25.3 million. We anticipate that these assets and the cash raised from the disposal of assets included in the discontinued operations plan will provide sufficient working capital for our research and development activities for at least the next year. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, the receipt of research and development grants or through public or private equity or debt financings.

Factors That May Affect Future Results and Financial Condition

If we are unable to obtain adequate funds, we may not be able to develop and market our products.

For the six months ended June 30, 2002, we incurred a net loss of approximately $6.3 million and since Inception through June 30, 2002, we have incurred an accumulated deficit of approximately $22.9 million. We expect to continue to incur losses for the foreseeable future as we increase funding for development, clinical testing, and other activities related to seeking approval to market our products. For example, the fees for the second development phase under our agreement with SRI International increased to $6,300,000 from approximately $1,500,000 spent for the first phase. In addition, our first human safety study of our technology commenced in the second quarter of 2002. Conducting this study and the other clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital.

As of June 30, 2002, we had cash and cash equivalents equal to approximately $25.3 million. We anticipate that these assets and the cash raised from the disposal of assets included in the discontinued operations plan will provide sufficient working capital for our research and development activities for the next year. After the period of disposition of real estate assets, additional capital will be required in amounts that cannot be quantified, but are expected to be significant. If the discontinued operations plan does not yield sufficient capital, we intend to seek capital needed to fund our operations through new collaborations, the receipt of research and development grants or through public or private equity or debt financings. If we are unable to obtain financing, our ability to continue our business as planned will be harmed.

Our technology is only in the clinical development stage and may never receive regulatory approval, which would significantly harm our business prospects.

Before obtaining required regulatory approvals for the commercial sale of any of our products, we must demonstrate through pre-clinical studies and clinical trials that our technology is safe and effective for use in at least one medical indication. These studies and clinical trials are expected to take a number of years and may fail to show that our technology is sufficiently safe and effective, in which case our technology will not receive regulatory approval, and we will not be able to successfully develop and commercialize our products. Our product pipeline at present is limited to address two medical applications, the treatment of cardiovascular disease and the removal of lipids from lipid-enveloped viruses, such as HIV, Hepatitis C, Hepatitis B, Herpes, and other lipid-containing infectious agents. Accordingly, failure to receive regulatory approval for our potential products would significantly harm our business prospects and possibly cause us to cease operations.

Our clinical studies may be delayed or unsuccessful.

Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential product. The ultimate results of clinical studies cannot be predicted with accuracy and can be impacted by many variables. We cannot be sure whether planned clinical trials will begin on time or will be completed on schedule or at all. Delay or failure to complete clinical studies would prevent us from bringing products to market, which would materially harm our business. For example, any of our future clinical studies might be delayed in their initiation or performance, or even halted after initiation because:

•	extensive and time-consuming pre-clinical animal studies are required of the Company by the regulatory authorities to demonstrate the safety of the process technology;

•	the data generated by the pre-clinical animal studies does not indicate to the regulatory authorities that there is a sufficient margin of safety and/or the potential clinical benefit from the delipidation cannot be demonstrated in the animal experiments;

•	the relevant regulatory requirements for initiating and maintaining an investigational new drug / investigational device exemption application for a clinical study cannot be met;

•	the product is not effective, or physicians perceive that the product is not effective;

•	patients experience severe side effects during treatment;

•	patients die during a clinical study because their disease is too advanced or because they experience medical problems that are not related to the product being studied;

•	patients do not enroll in the studies at the rate we expect; or

•	the discovery by the sponsor, during the study, of deficiencies in the way the study is being conducted by the study investigators that raises questions as to whether the study is being conducted in conformity with the relevant regulatory authorities’ regulations or Good Clinical Practice.

If we experience any significant delays in testing or approvals, or if we need to redo or perform more or larger clinical trials than planned, our product development costs will increase and our ability to file, and/or the time line to filing, of a pre-market approval application or other marketing application could be materially and negatively impacted. In addition, if results are not positive or are equivocal, we may need to conduct additional studies which would increase the total cost of developing these products for commercial marketing and our ability to file. Moreover, the time line to filing of a pre-market approval application or other marketing application could be materially and negatively impacted by such complications, shortfalls and difficulties.

We intend to rely on collaborations in order to further develop our products. If these collaborations are unsuccessful, the development of our products could be adversely affected and we may incur significant unexpected costs.

We intend to enter into collaborations with strategic partners, licensors, licensees and others. For example, we have entered into a relationship with SRI International to provide the development of multiple production prototypes, including hardware, software and disposables, based on our technology. We may be unable to maintain or expand our existing collaborations or establish additional collaborations or licensing arrangements necessary to develop our technology or on favorable terms. Any current or future collaborations or licensing arrangements may not be successful. In addition, these parties may develop products that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. If one or more of our strategic partners fails to achieve product development objectives, this failure could harm our ability to fund related programs and develop products.

Our industry is intensely competitive.

The biotechnology industry is intensely competitive and we may not be able to produce or acquire rights to new products with commercial potential. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

If we fail to secure and then enforce patents and other intellectual property rights underlying our technologies, we may be unable to compete effectively.

Our future success will depend in part on our ability to obtain patent protection, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third-parties with respect to its technology, both in the United States and in foreign countries. We currently have an exclusive license from Aruba International Pty. Ltd. with respect to six issued patents and eight pending patent applications. The issued patents will expire in July 2005, July 2014 and December 2014. There are an additional six pending applications assigned to us. Each of the patents and pending applications relates to a method and/or apparatus for removing lipids from biological fluids and/or biological components. However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

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

If it were ultimately determined that our claimed intellectual property rights are unenforceable, or that our use of our technology infringes on the rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market products using our technology. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors’ products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could harm our business.

Because of the large number of patent filings in the biopharmaceutical field, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to ours. We cannot be certain that U.S. or foreign patents do not exist or will be issued that would harm our ability to commercialize our products and product candidates.

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

We depend on our license agreement with Aruba International Pty. Ltd. which would, if terminated, significantly harm our business.

We have entered into an agreement for an exclusive license to patents, know-how and other intellectual property relating to our foundation technology for removal of lipids from proteins and our continued operations at present are completely dependent upon such license. The licensor is Aruba International Pty. Ltd., a company controlled by Dr. Bill E. Cham, who is a director of the Company. Dr. Cham also controls KAI International, LLC, our largest stockholder. The technology licensed from Aruba currently represents an essential part of the technology owned or licensed by us. Aruba may terminate the license agreement if we fail to perform our obligations under the agreement, including our obligations to make royalty payments, or if we cease, without intention to resume, all efforts to commercialize the subject matter of the licensed intellectual property. If our license with Aruba terminates, our business would be significantly harmed and may cause us to cease operations.

Our business exposes us to product liability claims.

Our design, testing, development, manufacture and marketing of products involve an inherent risk of exposure to product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain product liability insurance for our products in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost or if a successful product liability claim is made again us, whether fully covered by insurance or not, our business could be harmed.

An economic downturn in the real estate market could adversely affect our ability to complete the disposal of assets included in the discontinued operations plan and generate funds for our continuing operations.

The assets identified in the discontinued operations plan include real estate and loans secured by real estate, particularly in Arizona, New Mexico, California and Utah. We expect to use a significant portion of the net proceeds from our dispositions of these assets to fund our continuing operations. While the real estate markets are generally healthy, there is no assurance that the markets will continue to be favorable over the disposal period of these assets. A downturn in the real estate market could have an adverse impact on our ability to sell these real estate assets. Additionally, a downturn in the real estate market could adversely affect the ability of our borrowers to repay their loans according to the terms of the loans and/or could adversely affect the value of the collateral for those loans. Either of these outcomes would impair our ability to generate funds for our continuing operations, which would significantly harm our business.

Our stock price may be volatile.

There can be no assurance that there will be an active trading market for our common stock or that the market price of the common stock will not decline below its present market price. The market prices for securities of biotechnology companies have been, and are likely to continue to be, highly volatile. Factors that have had, and are expected to continue to have, a significant impact on the market price of our common stock include:

•	material public announcements;

•	actual or potential clinical results with respect to our products under development or those of our competitors;

•	the announcement and timing of new product introductions by us or others;

•	technical innovations or product development by us or our competitors;

•	regulatory approvals or regulatory issues;

•	developments relating to patents, proprietary rights and orphan drug status;

•	political developments or proposed legislation in the pharmaceutical or healthcare industry;

•	economic and other external factors, disaster or crisis;

•	period-to-period fluctuations in our financial results or results which do not meet or exceed analyst expectations; and

•	market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

We depend on key personnel and will need to hire additional key personnel in the future.

Our ability to operate successfully depends in significant part upon the experience, abilities and continued service of certain key scientific, technical, clinical, regulatory and managerial personnel. If we lose the services of any of these personnel, our business could be harmed. Our future success also will depend upon our ability to attract and retain additional highly qualified personnel in these areas and our ability to develop and maintain relationships with qualified clinical researchers. Competition for such personnel and relationships is intense, especially in the San Francisco Bay Area. There can be no assurance that we can retain such personnel or that we can attract or retain other highly qualified scientific, technical, clinical, regulatory and managerial personnel or develop and maintain relationships with clinical researchers in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have fixed-rate mortgage debt and have no short-term investments as of June 30, 2002, we do not have any material quantitative or qualitative disclosures about interest rate risk. The operating expenses, assets and liabilities of our Australian subsidiary are denominated in a foreign currency, thereby creating exposures to changes in exchange rates. However, the risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 26, 2002, the Company changed its state of incorporation from Arizona to Delaware. The reincorporation was accomplished through a statutory merger of Lipid Sciences, Inc., an Arizona corporation (“Lipid Arizona”), into a newly formed Delaware corporation of the same name (“Lipid Delaware”). As a result of the merger, each outstanding share of Lipid Arizona Common Stock, no par value, was automatically converted into one share of Lipid Delaware Common Stock, par value $0.001. This change in the Company’s state of incorporation was approved by the holders of a majority of the Company’s outstanding shares of Common Stock at the Company’s annual meeting of stockholders on June 18, 2002. See also Item 6(b)(i) below.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2002, the Company held its annual meeting of stockholders. The following items were submitted to a vote of the stockholders:

         (a)  To elect three Class B members currently serving on the Board of Directors to three-year terms.

Election of Directors	Votes For	Votes Withheld

Bill E. Cham, Ph.D.	15,570,130	2,522,146

Frank M. Placenti	15,555,005	2,537,271

Gary S. Roubin M.D., Ph.D.	15,567,011	2,525,265

         As a result, Messrs. Cham, Placenti and Roubin were elected as Directors of the Company. The following incumbent members continue to serve on the Board of Directors: Christopher A. Marlett, William A. Pope and Phil Radlick.

         (b)  To approve the Company’s reincorporation in Delaware.

Votes For	Votes Against	Abstentions

16,171,087	1,276,510	4,792

         The reincorporation was approved.

         (c)  To ratify the appointment of Deloitte & Touche, LLP as the Company’s independent accountants for the year ended December 31, 2001.

Votes For	Votes Against	Abstentions

18,082,378	3,626	8,072

         The appointment was approved.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — See Index to Exhibits.

(b)	Reports on Form 8-K

(i)	Report on Form 8-K filed July 11, 2002 with respect to Lipid Sciences, Inc.’s change in state of incorporation.

(ii)	Report on Form 8-K filed July 12, 2002 containing Lipid Sciences, Inc.’s news release dated July 10, 2002 with respect to the election of S. Lewis Meyer, Ph.D. to Lipid Sciences, Inc.’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipid Sciences, Inc.

Dated: August 12, 2002	By:	/s/ Barry D. Michaels

Barry D. Michaels Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation

3.2	Bylaws

10.1	Real Property Purchase Agreement between NZ Properties, Inc., and Bambifeathers LLC, dated April 19, 2002, as amended

10.2	2001 Performance Equity Plan, as amended

10.3*	Amendment No. Four to the Development Agreement between SRI International and Lipid Sciences, Inc. dated as of May 13, 2001

10.4*	Amendment No. Five to the Development Agreement between SRI International and Lipid Sciences, Inc. dated as of May 13, 2001

10.5*	Amendment No. Six to the Development Agreement between SRI International and Lipid Sciences, Inc. dated as of December 5, 2001

10.6	Amendment No. Seven to the Development Agreement between SRI International and Lipid Sciences, Inc. dated as of October 6, 2000

10.7*	Amendment No. Eight to the Development Agreement between SRI International and Lipid Sciences, Inc. dated as of February 13, 2002

10.8*	Amendment No. Nine to the Development Agreement between SRI International and Lipid Sciences, Inc. dated as of April 15, 2002

10.9	Amendment No. Ten to the Development Agreement between SRI International and Lipid Sciences, Inc. dated as of April 16, 2002

99.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Treatment Requested