Form 10-Q
period 2002-09-30
LIPID SCIENCES INC/
filed 2002-11-13
CIK 71478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2002.

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from __________ to __________.

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

Common Stock, $0.001 par value        21,141,455 shares outstanding

at October 31, 2002

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended September 30, 2002

		Page No.

PART I.
ITEM 1.	FINANCIAL STATEMENTS	3
	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001, and cumulative period from Inception (May 21, 1999) to September 30, 2002	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 and cumulative period from Inception (May 21, 1999) to September 30, 2002	5
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4.	CONTROLS AND PROCEDURES	27
PART II
ITEM 1.	LEGAL PROCEEDINGS	28
ITEM 2.	CHANGES IN SECURITIES	28
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	28
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28
ITEM 5.	OTHER INFORMATION	28
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	28
SIGNATURES		29
CERTIFICATIONS		30
INDEX TO EXHIBITS FOR FORM 10-Q		32

PART I

ITEM 1.    FINANCIAL STATEMENTS

Lipid Sciences, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheet (Unaudited)

(In thousands, except share amounts)
ASSETS	September 30, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$26,673	$12,811
Prepaid expenses and other current assets	336	111
Income tax receivable	—	516
Current deferred tax asset	497	497
Current assets of discontinued operations	2,579	19,810

Total current assets	30,085	33,745
Property and equipment	1,018	786
Restricted cash	315	527
Non-current deferred tax asset	—	1,544
Non-current assets of discontinued operations	14,960	42,630

Total assets	$46,378	$79,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,660	$1,783
Related party payables	976	2,000
Accrued royalties	125	250
Accrued compensation	364	235
Income taxes payable	1,768	—
Current liabilities of discontinued operations	118	1,089

Total current liabilities	6,011	5,357

Deferred rent	36	25
Long-term deferred income taxes	347	—
Long-term liabilities of discontinued operations	—	22,573

Total long-term liabilities	383	22,598

Commitments and contingencies (Notes 6, 7, 8, 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 21,141,455 and 21,246,222 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	66,880	67,947
Deficit accumulated in the development stage	(26,896)	(16,670)

Total stockholders’ equity	39,984	51,277

Total liabilities and stockholders’ equity	$46,378	$79,232

See accompanying notes to condensed consolidated financial statements

Lipid Sciences, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (May 21, 1999) to September 30,
	2002	2001	2002	2001	2002

Net revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	4,314	2,277	11,227	7,551	25,238
Selling, general and administrative	1,744	874	4,579	2,429	10,172

Total operating expenses	6,058	3,151	15,806	9,980	35,410

Operating loss	(6,058)	(3,151)	(15,806)	(9,980)	(35,410)
Interest and other income	105	71	153	328	916

Loss from continuing operations	(5,953)	(3,080)	(15,653)	(9,652)	(34,494)
Income tax benefit	1,887	—	4,752	—	6,909

Net loss from continuing operations	(4,066)	(3,080)	(10,901)	(9,652)	(27,585)
Net income from discontinued operations, net of tax (including gain on disposal of $339 and $1,382, for the three and nine month periods ended September 30, 2002, respectively)	98	—	675	—	689

Net loss	$(3,968)	$(3,080)	$(10,226)	$(9,652)	$(26,896)

Earnings/(loss) per share – basic and diluted:
Net (loss) per share continuing operations	$(0.19)	$(0.19)	$(0.51)	$(0.62)
Earnings per share discontinued operations	$—	$—	$0.03	$—
Net loss	$(0.19)	$(0.19)	$(0.48)	$(0.62)
Weighted average number of common shares outstanding – basic and diluted	21,141	15,896	21,156	15,468

See accompanying notes to condensed consolidated financial statements

Lipid Sciences, Inc.
(A Development Stage Company)

Condensed Consolidated Statement of Cash Flow (Unaudited)

(In thousands)
	Nine Months Ended September 30,		Period from Inception (May 21, 1999) to September 30,
	2002	2001	2002

Cash flows used in operating activities:
Net loss from continuing operations	($10,901)	($9,652)	($27,585)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	186	34	243
Accretion of discount on short-term investments	—	(80)	(80)
Issuance of common stock to consultants and advisors	(349)	1,373	3,822
Issuance of warrants to consultants	—	848	1,044
Deferred income taxes	1,891	—	(150)
Changes in operating assets and liabilities:
Receivables	—	—	—
Prepaid expenses and other current assets	(225)	(1,311)	(335)
Restricted cash	212	(17)	(315)
Income taxes	2,284	—	1,768
Accounts payable and other current liabilities	(147)	160	1,585
Accrued royalties	(125)	185	125
Accrued compensation	129	164	364
Deferred rent	11	15	36

Net cash used in operating activities	(7,034)	(8,281)	(19,478)
Cash flows used in investing activities:
Capital expenditures	(418)	(611)	(1,261)
Cash flows (used in)/provided by financing activities:
Acquisition of NZ Corporation – cash acquired	—	—	20,666
Payment of acquisition costs	(229)	—	(1,844)
Payment to repurchase stock	(470)	—	(12,513)
Maturities and sales of short-term investments	—	8,125	8,125
Purchases of short-term investments	—	—	(8,045)
Proceeds from sale of common stock, net of issuance costs	(19)	6,175	17,429
Proceeds from issuance of warrants	—	20	40

Net cash (used in)/provided by financing activities	(718)	14,320	23,858
Net (decrease)/increase in cash and cash equivalents from continuing operations	($8,170)	$5,428	$3,119
Net cash provided by discontinued operations	22,032	—	23,554
Cash and cash equivalents at beginning of period	12,811	1,125	—

Cash and cash equivalents at end of period	$26,673	$6,553	$26,673

(In thousands)
	Nine Months Ended September 30,		Period from Inception (May 21, 1999) to September 30,
	2002	2001	2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$739	$—	$839
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)			$1,040
Property and equipment			30,193
Commercial real estate loans			16,335
Notes and receivables			15,166
Investments in joint ventures			2,343
Current liabilities assumed			(1,947)
Long-term debt assumed			(14,908)
Deferred taxes associated with the acquisition			(7,936)

Fair value of assets acquired			$40,286
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs			$2,050

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

The condensed consolidated results of operations presented herein include the financial results of Lipid Sciences and NZ for the three and nine month periods ended September 30, 2002 and the financial results of Pre-Merger Lipid for the three and nine month periods ended September 30, 2001. All significant intercompany transactions have been eliminated in consolidation.

On June 26, 2002, the Company changed its state of incorporation from Arizona to Delaware. The reincorporation was accomplished through a statutory merger of Lipid Sciences, Inc., an Arizona corporation (“Lipid Arizona”), into a newly formed Delaware corporation of the same name (“Lipid Delaware“). As a result of the merger, each outstanding share of Lipid Arizona Common Stock, no par value, was automatically converted into one share of Lipid Delaware Common Stock, par value $0.001. This change in the Company’s state of incorporation was approved by the holders of a majority of the Company’s outstanding shares of Common Stock at the Company’s annual meeting of stockholders on June 18, 2002. There was no impact on the Company’s financial condition or results of operations as a result of the reincorporation.

The Company is engaged in the research and development of products and processes to treat major medical conditions, such as cardiovascular disease, HIV and other viral infections, in which lipids, or fat components, play a key role. Primary activities of Pre-Merger Lipid since incorporation have been establishing offices, recruiting personnel, conducting research and development, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

In the course of our research and development activities, we have sustained continued operating losses and expect those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. We continue to expend significant cash resources in pursuit of our primary objectives, and at September 30, 2002, the remaining available cash and investments balance and accumulated deficit is approximately $26.7 million and $26.9 million, respectively. We intend to finance our operations through the orderly disposition of NZ’s assets acquired in the merger (see Note 10 of the condensed consolidated financial statements), and through new collaborations, the receipt of research and development grants or private or public equity or debt financings and, in the longer term, revenues from product sales and technology licenses. If adequate funds are not available to satisfy our requirements we may have to seek additional financing, or in the absence of additional financing on terms deemed acceptable to Lipid, substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements presented are unaudited and in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial condition and results of operations as of and for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2001 balance sheet, as presented, was derived from the audited consolidated financial statements as of December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

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

Stockholders had until April 30, 2002 to perfect their rights and must continue to hold their shares in direct registered form through November 28, 2003 to continue to qualify for the right. Transfer of shares before November 29, 2003 will disqualify the right attached to the transferred shares. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. The number of outstanding shares of common stock would increase, having the effect of diluting earnings per share. If all of the holders of NZ shares outstanding on November 28, 2001 perfected their rights and remain qualified to receive additional shares on November 28, 2003, up to 5,311,534 additional shares could be issued to such holders. This issuance will dilute stockholders by up to 20.08%, based on 21,141,455 shares outstanding as of September 30, 2002.

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

The Company computes its net loss per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three month period ended September 30, 2002 and 2001, the Company has excluded options and warrants to purchase 6,266,908 and 5,066,149 shares of common stock, respectively, from the computation of diluted earnings per share because such securities are anti-dilutive for all periods presented. In addition, contingent shares in the amount of 5,311,434 and zero for the three month periods ended September 30, 2002 and 2001, respectively, have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive for all periods presented.

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

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” , which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

Property and equipment consist of the following (in thousands):
	September 30, 2002	December 31, 2001

Equipment	$1,025	$612
Leasehold improvements	237	232

	1,262	844
Less accumulated depreciation and amortization	(244)	(58)

Total property and equipment, net	$1,018	$786

NOTE 6: DEVELOPMENT AGREEMENT

In October 2000, we entered into a Development Agreement with SRI International to provide us with various consulting and development services. SRI will assign to us all intellectual property developed during the term of the Development Agreement. The Development Agreement calls for SRI to complete two development phases (as defined in the Development Agreement) during which time SRI will work to develop a medical device to enable us to further develop and commercialize our lipid removal technology. In addition, we have entered into a number of amendments with SRI to address work being performed by SRI, which are both within and outside of the scope of work of Phase II development, including additional product development support, supplemental testing and analysis.

Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I for the nine months ended September 30, 2002 and 2001 were zero and $972,967, respectively. The completion of Phase I resulted in warrants to purchase 233,853 shares of common stock becoming fully vested and an expense recognition of $847,500 for these warrants.

Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program were limited to $6,300,000. On July 26,2002, funding to SRI for the continued development of Phase II was increased to $9,500,000. Approximately $1,334,000 and $983,000 for the three month periods ended September 30, 2002 and September 30, 2001, respectively, and $3,638,000 and $1,396,000 for the nine month periods ended September 30, 2002 and September 30, 2001, respectively, for fees related to Phase II, were charged to operations, of which approximately $255,000 is included in accounts payable at September 30, 2002. Approximately $457,000 and zero for the three month periods ended September 30, 2002 and September 30, 2001, respectively, and $1,743,000 and zero for the nine month periods ended September 30, 2002 and September 30, 2001, respectively, for fees related to product development outside of the scope of Phase II development, supplemental testing and analysis, were charged to operations, of which approximately $19,000 is included in accounts payable at September 30, 2002. As of

September 30, 2002, neither milestone related to Phase II was completed, consequently no value has been assigned to the 545,657 warrants which vest upon completion of such milestone. These warrants will be valued using the Black-Scholes method and will be charged to expense as they vest.

NOTE 7: RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our directors. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the three month periods ended September 30, 2002 and 2001 we have expensed $125,000 and $125,000, respectively, and for the nine month periods ended September 30, 2002 and 2001, we have expensed $625,000 and $729,167, respectively, related to this agreement.

Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. For the three and nine month periods ended September 30, 2002 approximately $64,749 and $180,110, respectively, was expensed to research and development for consulting services under this agreement. This agreement, which expires November 27, 2002, automatically renews every year. Either party may terminate the agreement, without cause, upon thirty days written notice. However, if we terminate the agreement, we will be required to pay Karuba an amount equal to one third of the annual fee.

In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. Christopher A. Marlett, the former Chairman of our Board of Directors, is a manager and majority owner of MDB Capital Group. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. We anticipate the remainder of the advisory fee to be approximately $976,000. Approximately $704,000 of the advisory fee was paid during the nine months ended September 30, 2002. Our adoption of a formalized plan to dispose of all Real Estate segment assets by March 31, 2003 will likely result in the payment of substantially all MDB Capital Group advisory fees by April 2003.

NOTE 8: RESTRUCTURING

As of December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our recent restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets.

In connection with these restructuring initiatives, we have recorded the following:

	Severance & Related Benefits	Lease Termination

Accrual as of December 31, 2001	$705,000	$180,000
Amount utilized during the three months ended March 31, 2002	—	—
Amount utilized during the three months ended June 30, 2002	—	—
Amount utilized during the three months ended September 30, 2002	(34,000)	—

Accrued balance as of September 30, 2002	$671,000	$180,000

We expect the restructuring to be completed in the first half of 2003 with all accrued amounts paid within twelve months of the restructuring completion.

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

Through September 30, 2002, pursuant to two such notices from dissenting stockholders, we paid approximately $470,400 to repurchase 67,200 shares of Pre-Merger Lipid common stock, the equivalent of 104,767 shares of our common stock. All repurchased shares were retired.

NOTE 10: DISCONTINUED OPERATIONS

As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences’ biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. We plan to complete the sale of the Real Estate segment assets by the end of the first quarter, 2003. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of September 30, 2002, are as follows:

(In thousands)
Current assets	$100
Property and equipment	7,787
Commercial real estate loans	1,326
Notes and receivables	7,666
Current deferred tax asset	660

Total assets held for disposal	17,539

Current liabilities	118

Net assets held for disposal	$17,421

The accompanying statements of operations reflect revenues from discontinued operations of $455,000 and none for the three month period ended September 30, 2002 and 2001, respectively, and $4,760,000 and none for the nine month period ended September 30, 2002 and 2001, respectively. Net Income from discontinued operations of the Real Estate segment include a gain of $339,000 and $1,382,000 for the three and nine month periods ended September 30, 2002 on the disposal of assets.

NOTE 11: INCOME TAXES

The Company’s effective tax benefit rate was 30.40% in the third quarter of 2002 and 13.72% in 2001. The effective tax benefit rate was calculated using an estimate of our expected annual pretax income for 2002. The effective tax benefit rate for 2002 differed from the statutory federal income tax rate primarily due to additional valuation allowance provided.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. We established a valuation allowance at September 30, 2002 due to the uncertainty of realizing future tax benefits from certain of our net operating loss carryforwards and credits.

The income tax receivable of $516,000 and income tax payable of $1,768,000 as of December 31, 2001 and September 30, 2002, respectively reflect a combined income tax receivable/payable of both the continuing and discontinued operations. The income tax receivable as of December 31, 2001 represents the income tax refund applied for by the discontinued operation resulting from the carry back of net operating losses. The income tax payable as of September 30, 2002 represents the net payable of the consolidated group, resulting from gains on the sale of real estate assets of the discontinued operation.

NOTE 12: SEGMENTS

As a result of the merger between Pre-Merger Lipid and NZ, the Company was previously organized into two segments, Biotechnology and Real Estate. The Biotechnology segment is primarily engaged in the research and development of products focused on treating major medical indications in which a lipid, or fat, component plays a key role. As part of the merger we announced our intent to conduct an orderly disposition of the real estate assets, including commercial real estate loans, acquired to fund the ongoing operations of Lipid Sciences. On March 22, 2002, we approved a plan to dispose of the Real Estate segment and intend to focus on Biotechnology in the future. Substantially all of the assets and liabilities of the Real Estate segment are included in the discontinued operations plan formalized by the Company on March 22, 2002 (see Note 10 of the condensed consolidated financial statements).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements concerning plans, objectives, goals, strategies, future events or performance as well as all other statements which are not statements of historical fact. These statements contain words such as, but not limited to, “believes,” “anticipates,” “expects,” “estimates,” “projects,” “will,” “may” and “might.” The forward-looking statement contained in this Form 10-Q reflect our current beliefs and expectations on the date of this Form 10-Q. Actual results, performance or outcomes may differ materially from what is expressed in the forward-looking statements. We have discussed the important factors, which we believe could cause actual results, performance or outcomes to differ materially from what is expressed in the forward-looking statements, under the caption “Factors That May Affect Future Results and Financial Condition.” We are not obligated to publicly announce any revisions to these forward-looking statements to reflect a change in facts or circumstances.

You should read the discussion below in conjunction with Part I, Item 1., “Financial Statements,” of this Form 10-Q and Part II, Items 7., 7A. and 8., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Financial Statements and Supplementary Data,” respectively, of our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

We are a development-stage biotechnology company that is researching and developing products and processes to treat major medical conditions, such as cardiovascular disease, HIV and other viral infections, in which lipids, or fat components, play a key role. Our technologies are based on a patented process that selectively removes lipids from proteins in human blood plasma without disrupting protein function. This process of lipid removal, known as plasma delipidation, potentially reverses the condition while enhancing the body’s natural ability to heal itself.

We believe that this unique delipidation process has the potential for far-reaching implications for human health. It may reverse cardio- and cerebrovascular disease, as well as provide an effective therapeutic effect on many infectious agents, including the viruses that cause AIDS, Hepatitis B, Hepatitis C, and Herpes.

We are developing our basic delipidation technology as two complementary technology platforms. The first platform, Vascular Lipid Removal (VLR™) is focused on treating atherosclerosis, which results from an overabundance of lipids in the vascular system. The VLR platform is targeted at treating conditions such as heart disease, stroke and peripheral vascular disease. The second platform, Viral Pathogen Inactivation (VPI™) relates to the removal of lipid envelopes from viruses, bacteria and other lipid-enveloped infectious agents. Examples of viruses with lipid envelopes that may be treatable by the VPI system include, HIV, Hepatitis C, and Hepatitis B, and Herpes Virus.

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

In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and must continue to hold their shares in direct registered form through November 28, 2003 to continue to qualify the right. Transfer of shares before November 29, 2003 will disqualify the right attached to the transferred shares. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. The number of outstanding shares of common stock would increase, having the effect of diluting earnings per share. If all of the holders of NZ shares outstanding on November 28, 2001 perfected their rights and remain qualified to receive additional shares on November 28, 2003, up to 5,311,534 additional shares could be issued to such holders. This issuance will dilute stockholders by up to 20.08%, based on 21,141,455 shares outstanding as of September 30, 2002.

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

In the course of our research and development activities, we have sustained continued operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. We approved a discontinued operations plan on March 22, 2002, to dispose of substantially all of the real estate and other assets held by the Company before the merger (see Note 10 of the condensed consolidated financial statements). We will use the proceeds from the disposition of these assets for our ongoing operations. We intend to finance our operations through the disposition of these assets, through public or private equity or debt financings, and the pursuit of research and development grants. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses upon receiving all relevant approvals. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

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

As of December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our recent restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets. As of September 30, 2002, we have utilized approximately $34,000 of the accruals set up for restructuring purposes. We expect the restructuring to be completed in the first half of 2003 with all accrued amounts paid within twelve months of the restructuring completion (see Note 8 of the condensed consolidated financial statements).

Board and Management Developments

During the three months ended September 30, 2002, S. Lewis Meyer, Ph.D. and Richard G. Babbitt were elected to our Board of Directors, and Mr. Babbitt was appointed to serve as Chairman of our Board of Directors, replacing Christopher A. Marlett. Dr. Meyer was appointed to serve as a member of the Nominating and Corporate Governance Committee, as well as a member and Chairman of the Audit Committee. In September 2002, the Board of Directors appointed Mr. Babbitt, Dr. Meyer and Frank M. Placenti to a newly created Executive Committee of the Board of Directors. The Executive Committee will serve as a resource to management for daily operational issues. In addition, in September 2002 the Board increased the annual retainer for directors to $30,000 from $18,000 and increased cash compensation for directors serving on committees to $1,500 per meeting from $1,000 per meeting.

In October 2002, Phil Radlick, Ph.D. resigned as President and Chief Executive Officer and as a director of the Company. Dr. Radlick will continue to serve as an advisor to the Company through February 2003. The Company has retained an executive search firm to identify candidates for the position of President and Chief Executive Officer. In addition, former Chairman Christopher A. Marlett resigned as a director of the Company in October 2002. H. Bryan Brewer Jr., M.D. was elected to our Board of Directors in October 2002. Dr. Brewer has been a member of our Scientific Advisory Board since 2001 and will continue to serve as a member of the Scientific Advisory Board.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission, or SEC, required that all registrants disclose and describe their “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that our following accounting policies fit this definition:

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

Loans and Notes Receivable

Loans and notes receivable include commercial real estate loans and other notes receivable owned by the Company before the merger of NZ and Pre-Merger Lipid. All loans and notes receivable are held for sale and are written down to estimated fair value when the Company determines that the loan is impaired. Among the factors used to determine whether a loan is impaired are creditworthiness of the borrower, whether or not the loan is performing, the value of any collateral for the loan, collectibility of the loan, and general economic and market conditions. The determination of whether a loan is impaired requires significant judgment. Our estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our conclusions are based on factors that are inherently uncertain. It is reasonably possible that a change in economic or market conditions could result in a change in management’s estimate of fair value.

Income Taxes

The Company follows SFAS No.109, “ Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Our significant accounting policies are more fully described in our audited consolidated financial statements and notes thereto for the year ended December 31, 2001, which appear in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets.“ SFAS No. 142 requires that amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Lipid Sciences adopted SFAS No. 142 on January 1, 2002. Adoption of this statement did not have an impact on Lipid Sciences’ financial position or results of operations.

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

Results of Continuing Operations – Three Months Ended September 30, 2002 and 2001

Net Revenue. We had no revenues from continuing operations from Inception (May 21, 1999) through September 30, 2002. Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (Vascular Lipid Removal System) and lipid-enveloped viruses (Viral Pathogen Inactivation System).

Research and Development Expenses.Research and development expenses include research, product development, clinical testing, and regulatory expenses. Research and development expenses increased approximately $2,037,000, or 89%, to $4,314,000 in the third quarter of 2002 from $2,277,000 for the same period in 2001. The increase is due primarily to expenses related to the on-going development of the device component of our delipidation delivery systems, fees and expenses associated with our clinical trial, and staff additions in research and development and clinical areas.

Our first clinical trial commenced during the second quarter of 2002. The Phase 1 trial is being conducted to determine the safety of Lipid Sciences’ plasma delipidation process. The trial, which is being conducted in Australia, consists of 10 healthy volunteers that exhibit elevated plasma cholesterol levels. In September 2002, we voluntarily paused our Phase 1 human clinical trial to review the clinical protocol for the safety trial following a transitory adverse reaction in a study participant. The trial will resume upon the approval of the Ethics Committee overseeing the trial following our request to restart the trial. The length of the pause has not been determined, although it will extend our timetable for completion of the trial. We anticipate that our research and development expenses will continue to increase for the foreseeable future as we conduct this trial, and other clinical trials necessary for us to apply for regulatory approval to market our products.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of potential indications with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a platform-by-platform basis. For the three months ended September 30, 2002, however, we estimate that the majority of our research and development expense was associated with our two primary platforms for the treatment of cardiovascular disease (Vascular Lipid Removal System) and lipid-enveloped viruses (Viral Pathogen Inactivation System).

Selling, General and Administrative Expenses. General and administrative expenses increased approximately $870,000, or 100%, to $1,744,000 in the third quarter of 2002 from $874,000 for the same period in 2001. The increase is due primarily to accounting, legal, stockholder and filing fees associated with public company requirements, expenses to establish administrative management, and director fees and expenses.

Interest and Other Income. Interest and other income for the third quarter of 2002 increased approximately $34,000, or 48%, to $105,000 from $71,000 for the same period in 2001. The increase is due primarily to higher cash balances in the three month period ended September 30, 2002 compared to the same period in 2001.

Results of Continuing Operations – Nine Months Ended September 30, 2002 and 2001

Net Revenue. We had no revenues from continuing operations from Inception (May 21, 1999) through September 30, 2002.

Research and Development Expenses. Research and development expenses increased approximately $3,676,000, or 49%, to $11,227,000 for the nine month period ended September 30, 2002 from $7,551,000 for the same period in 2001. The increase is due primarily to expenses related to the on-going development of the device component of our delipidation systems, expenses associated with our clinical trial, including $250,000 paid to Aruba International upon the commencement of our clinical trial, and staff additions in research and development and clinical areas. Research and development expenses account for approximately 71% of total operating expenses for the nine months ended September 30, 2002.

Selling, General and Administrative Expenses. General and administrative expenses increased approximately $2,150,000, or 89%, to $4,579,000 for the nine month period ended September 30, 2002 from $2,429,000 for the same period in 2001. The increase is due primarily to costs to conduct business as a public company, including accounting, legal, stockholder and filing fees. Public company related expenses accounted for approximately 70% of the expense increase. The balance of the expense increase is primarily due to expenses to establish administrative management, and director fees and expenses. General and administrative expenses account for approximately 29% of total operating expenses for the nine months ended September 30, 2002.

Interest and Other Income. Interest and other income for the nine month period ended September 30, 2002 decreased 53% to $153,000 from $328,000 for the same period in 2001. The decrease is due primarily to lower short-term investment balances in the nine month period ended September 30, 2002 compared to the same period in 2001.

Results of Discontinued Operations – Three and Nine Months Ended September 30, 2002

During the three months ended September 30, 2002, we disposed of certain residential lots in New Mexico, in multiple transactions, for an aggregate sales price of approximately $335,000. In these transactions, we received cash of approximately $318,000, net of commissions, title fees, closing costs and pro-rations of property taxes. Also during the three months ended September 30, 2002, approximately $7,300,000 was collected in principal payments from commercial real estate notes.

In May 2002 we paid approximately $3,000,000 to purchase a first position mortgage loan, which was in a superior lien position to our second position mortgage loan, on 15 residential lots in San Diego County, California. We purchased the first mortgage because the lender was foreclosing, leaving our second position mortgage unsecured and possibly impaired or unrecoverable. The foreclosure process was completed and the property was acquired in July 2002.

During the nine months ended September 30, 2002, the disposal of real estate assets generated cash of approximately $11,918,000. Additionally, we collected approximately $21,570,000 in principal payments from commercial real estate notes and other notes receivable.

As of September 30, 2002, the remaining assets in the disposal group were primarily other notes receivable, one commercial real estate loan, mineral rights, vacant industrial land in New Mexico, and residential lots in New Mexico and California.

Liquidity and Capital Resources

Pre-Merger Lipid financed its operations principally through two private placements of equity securities, which yielded net proceeds of approximately $16,900,000, and the sale of common stock to one of its founders. The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs, through September 30, 2002.

The net cash used in continuing operating activities was approximately $7,034,000, $8,281,000 and $19,478,000 for the nine months ended September 30, 2002, September 30, 2001 and the period from Inception (May 21, 1999) to September 30, 2002, respectively, resulting primarily from operating losses incurred as adjusted for income taxes and non-cash stock compensation charges. The net cash used in investing activities was approximately $418,000, $611,000 and $1,261,000 for the nine months ended September 30, 2002, September 30, 2001 and for the period from Inception (May 21, 1999) to September 30, 2002, respectively, primarily attributable to the purchase of capital equipment. Net cash used in financing activities of approximately $718,000 for the nine months ended September 30, 2002 was primarily attributable to the repurchase of common stock from dissenting stockholders and additional accrued merger costs. Net cash provided by financing activities of approximately $14,320,000 and $23,858,000 for the nine months ended September 30, 2001 and for the period from Inception (May 21, 1999) to September 30, 2002 was primarily due to the maturities and sales of short-term investments, the acquisition of NZ Corporation and the sale of equity securities in private placement transactions. Net cash provided by discontinued operations of approximately $22,032,000 and $23,554,000 for the nine months ended September 30, 2002 and the period from Inception (May 21, 1999) to September 30, 2002, respectively, was primarily due to the sale of real estate assets and collection of principal payments on commercial real estate loans and other notes receivable.

During the nine month period ended September 30, 2002, our biotechnology segment utilized approximately $17,100,000, whereas approximately $6,700,000 was utilized by our real estate operations. The Company also realized approximately $37,700,000 in cash from our real estate segment during this same period, thus resulting in an increase in cash and cash equivalents of approximately $13,900,000 for the nine month period ended September 30, 2002.

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the three month periods ended September 30, 2002 and 2001 we have expensed $125,000 and $125,000, respectively, and for the nine month periods ended September 30, 2002 and 2001, we have expensed $625,000 and $729,167, respectively, related to this agreement.

In May 2000, we sold a total of 4,925,300 shares of common stock at $2.25 per share in a private placement to accredited investors. Net cash proceeds, after expenses of the placement, were approximately $11,000,000.

In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services. SRI will assign to us all intellectual property developed during the term of the Development Agreement. The Development Agreement calls for SRI to complete two development phases (as defined in the Development Agreement) during which time SRI will work to develop a medical device to enable us to further develop and commercialize our lipid removal technology. In addition, we have entered into a number of amendments with SRI to address work performed by SRI, which are both within and outside of the scope of work of Phase II development. Certain of the amendments have been in support of product development and certain of the amendments relate to supplemental testing and analysis performed by SRI.

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

Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000, of which $972,967 was charged to operations in the three month period ended March 31, 2001. The completion of Phase I resulted in warrants to purchase 233,853 shares of common stock becoming fully vested. On this date, we recognized an expense of $847,500, based upon the fair market value of the warrants on the date of vesting, using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of seven years.

Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program were limited to $6,300,000. On July 26, 2002, funding to SRI for the continued development of Phase II was increased to $9,500,000. For the three and nine months ended September 30, 2002, approximately $1,334,000 and $3,638,000, respectively, for fees related to Phase II, were charged to operations, of which approximately $255,000 is included in accounts payable at September 30, 2002. For the three and nine months ended September 30, 2002, approximately

$457,000 and $1,743,000, respectively, for fees related to product development outside of the scope of Phase II development, supplemental testing and analysis, were charged to operations, of which approximately $19,000 is included in accounts payable at September 30, 2002. As of September 30, 2002, neither milestone related to Phase II was completed, consequently no value has been assigned to these warrants which have a life of seven years. These warrants will be valued using the Black-Scholes method and will be charged to expense as they vest.

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

In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. We anticipate the remainder of the advisory fee to be approximately $976,000. Approximately $704,000 of the advisory fee was paid during the nine months ended September 30, 2002. Our adoption of a formalized plan to dispose of all Real Estate segment assets by March 31, 2003 will likely result in the payment of substantially all MDB Capital Group advisory fees by April 2003.

In the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement, which expires on November 27, 2002, automatically renews every year. Either party may terminate the agreement, without cause, upon thirty days written notice. However, if we terminate the agreement, we will be required to pay Karuba an amount equal to one third of the annual fee. For the three and nine month periods ended September 30, 2002 approximately $64,749 and $180,110, respectively, was expensed to research and development for consulting services under this agreement. No amounts were paid related to reimbursement of expenses for the three month periods ended September 30, 2002 and September 30, 2001, respectively. Approximately $22,448 and $19,605 for the nine month periods ended September 30, 2002 and September 30, 2001, respectively, were expensed and included in the results of operations related to reimbursement of expenses.

In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. As of September 30, 2002, we had cash and cash equivalents equal to approximately $26.7 million. We anticipate that these assets and the cash raised from the disposal of assets included in the discontinued operations plan will provide sufficient working capital for our research and development activities for at least the next year. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings.

Factors That May Affect Future Results and Financial Condition

If we are unable to obtain adequate funds, we may not be able to develop and market our products.

For the nine months ended September 30, 2002, we incurred a net loss of approximately $10.2 million and since Inception through September 30, 2002, we have incurred an accumulated deficit of approximately $26.9 million. We expect to continue to incur losses for the foreseeable future as we increase funding for development, clinical testing, and other activities related to seeking approval to market our products. For example, the fees for the second development phase under our agreement with SRI International increased to $9,500,000 from approximately $1,500,000 spent for the first phase. Conducting clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital.

As of September 30, 2002, we had cash and cash equivalents equal to approximately $26.7 million. We anticipate that these assets and the cash raised from the disposal of assets included in the discontinued operations plan will provide sufficient working capital for our research and development activities for the next year. After the period of disposition of real estate assets, additional capital will be required in amounts that cannot be quantified, but are expected to be significant. If the discontinued operations plan does not yield the amount of capital that we currently expect, we may need additional capital earlier than anticipated. We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly harmed.

Our technology is only in the clinical development stage and may never receive regulatory approval, which would significantly harm our business prospects.

Before obtaining required regulatory approvals for the commercial sale of any of our products, we must demonstrate through pre-clinical studies and clinical trials that our technology is safe and effective for use in at least one medical indication. These studies and clinical trials are expected to take a number of years and may fail to show that our technology is sufficiently safe and effective, in which case our technology will not receive regulatory approval, and we will not be able to successfully develop and commercialize our products. We recently paused our Phase I human clinical trial being conducted to determine the safety of our plasma delipidation process following a transitory adverse reaction in a study participant. This pause is expected to extend our timetable for the completion of the trial. Our product pipeline at present is limited to address two medical applications, the treatment of cardiovascular disease and the removal of lipids from lipid-enveloped viruses, such as HIV, Hepatitis C, Hepatitis B, Herpes, and other lipid-containing infectious agents. Accordingly, failure to receive regulatory approval for our potential product indications would significantly harm our business prospects and possibly cause us to cease operations.

Our future clinical studies may be delayed or unsuccessful and our sole current clinical trial has been paused.

Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential product indications. The ultimate results of clinical studies cannot be predicted with accuracy and can be impacted by many variables. We cannot be sure whether planned clinical trials will begin on time or will be completed on schedule or at all. Delay or failure to complete clinical studies may delay or prevent us from bringing products to market, which would materially harm our business. For example, any of our future clinical studies might be delayed in their initiation or performance, or even halted after initiation because:

•	extensive and time-consuming pre-clinical animal studies are required by the regulatory authorities to demonstrate the safety of the process technology;

•	the data generated by the pre-clinical animal studies does not indicate to the regulatory authorities that there is a sufficient margin of safety;

•	the potential clinical benefit from the delipidation cannot be effectively demonstrated through the pre-clinical animal studies;

•	the relevant regulatory requirements for initiating and maintaining an investigational device exemption application for a clinical study cannot be met;

•	the product is not effective, or physicians perceive that the product is not effective;

•	patients experience severe side effects during treatment;

•	patients die during a clinical study because their disease is too advanced or because they experience medical problems that are not related to the product being studied;

•	patients do not enroll in the studies at the rate we expect; or

•	the discovery by the sponsor, during the study, of deficiencies in the way the study is being conducted by the study investigators that raises questions as to whether the study is being conducted in conformity with the relevant regulatory authorities’ regulations or Good Clinical Practice.

We recently paused our Phase I human clinical trial (being conducted to determine the safety of our plasma delipidation process) following a transitory adverse reaction in a study participant. The length of the pause has not currently been determined but it is expected to extend our timetable for the completion of the trial.

If we experience any significant delays in testing or approvals, including with respect to our recently paused clinical trial, or if we need to repeat or perform more or larger clinical trials than planned, our product development costs will increase and our ability to file, and/or the timeline to filing, of a pre-market approval application or other marketing application could be materially and negatively impacted. In addition, if results are not positive or are equivocal, we may need to conduct additional studies which would increase the total cost of developing these products for commercial marketing and negatively impact our ability to file necessary regulatory applications.

We depend on our license agreement with Aruba International Pty. Ltd. which may, if terminated, significantly harm our business.

We have entered into an agreement for an exclusive license to patents, know-how and other intellectual property relating to our foundation technology for removal of lipids from proteins and our continued operations at present are dependent upon such license. The licensor is Aruba International Pty. Ltd., a company controlled by Dr. Bill E. Cham, who is a director of the Company. Dr. Cham also controls KAI International, LLC, our largest stockholder. The technology licensed from Aruba currently represents an important part of the technology owned or licensed by us. Aruba may terminate the license agreement if we fail to perform and fail to remedy following written notice of default with respect to our material obligations under the agreement, including our obligations to make royalty payments, or if we cease, without intention to resume, all efforts to commercialize the subject matter of the licensed intellectual property. If our license with Aruba terminates, our business would be significantly harmed and may cause us to cease operations.

We intend to rely on collaborations in order to further develop our products. If these collaborations are unsuccessful, the development of our products could be adversely affected and we may incur significant unexpected costs.

We intend to enter into collaborations with strategic partners, licensors, licensees and others. For example, we have entered into a relationship with SRI International to provide the development of multiple production prototypes, including hardware, software and disposables, based on our technology. We may be unable to maintain or expand our existing collaborations or establish additional collaborations or licensing arrangements necessary to develop our technology or on favorable terms. Any current or future collaborations or licensing arrangements may not be successful. In addition, parties we collaborate with may develop products that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. If one or more of these parties fails to achieve product development objectives, this failure could harm our ability to fund related programs and develop or commercialize products.

Our industry is intensely competitive.

The biotechnology industry is intensely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

If we fail to secure and then enforce patents and other intellectual property rights underlying our technologies, we may be unable to compete effectively.

Our future success will depend in part on our ability to obtain patent protection, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third-parties with respect to its technology, both in the United States and in foreign countries. We currently have an exclusive license from Aruba International Pty. Ltd. with respect to three issued US patents (and three issued Australian counterpart patents) and seven pending patent applications. The issued patents will expire in July 2005, July 2014 and December 2014. There are an additional eight pending applications assigned to us. Each of the patents and pending applications relates to a method and/or apparatus for removing lipids from biological fluids and/or biological components. However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

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

If it were ultimately determined that our intellectual property rights are unenforceable, or that our use of our technology infringes on the intellectual property rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market products using our technology. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors’ products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could significantly harm our business.

Because of the large number of patent filings in the biopharmaceutical field, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary intellectual property rights relating to products or processes competitive with or similar to ours. We cannot be certain that U.S. or foreign patents do not exist or will be issued that would harm our ability to commercialize our products and product candidates.

If we use biological and hazardous materials in a manner that causes injury, we may be liable for damages.

Our research and development activities involve the controlled use of potentially harmful biological materials, such as blood products, organic solvents and other hazardous materials. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could be significant. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

Our business exposes us to product liability claims.

Our design, testing, development, manufacture and marketing of products involve an inherent risk of exposure to product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain product liability insurance for our products in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost or if a successful product liability claim is made against us, whether fully covered by insurance or not, our business could be harmed.

An economic downturn in the real estate market could adversely affect our ability to complete the disposal of assets included in the discontinued operations plan and generate funds for our continuing operations.

The assets identified in the discontinued operations plan include real estate and loans secured by real estate, particularly in Arizona, New Mexico, California and Utah. We expect to use a significant portion of the net proceeds from our dispositions of these assets to fund our continuing operations. While the real estate markets are generally healthy, there is no assurance that the markets will continue to be favorable over the disposal period of these assets. A downturn in the real estate market could have a significant adverse impact on our ability to sell these real estate assets. Additionally, a downturn in the real estate market could adversely affect the ability of our borrowers to repay their loans according to the terms of the loans and/or could adversely affect the value of the collateral for those loans. Either of these outcomes would impair our ability to generate funds for our continuing operations, which would significantly harm our business.

We depend on key personnel and will need to hire additional key personnel, including for the position of Chief Executive Officer and President, in the future.

Our ability to operate successfully depends in significant part upon the experience, abilities and continued service of certain key scientific, technical, clinical, regulatory and managerial personnel. If we lose the services of any of these personnel and we are unable to hire qualified replacements, our business could be harmed. Our future success also depends upon our ability to attract and retain additional highly qualified personnel in these areas and our ability to develop and maintain relationships with qualified clinical researchers. In this regard, our Chief Executive Officer and President recently resigned and we are currently searching for candidates to fill such position. Competition for such personnel and relationships is intense, especially in the San Francisco Bay Area. There can be no assurance that we can retain such personnel or that we can attract or retain other highly qualified scientific, technical, clinical, regulatory and managerial personnel or develop and maintain relationships with clinical researchers in the future.

Our stock price may be volatile and there may not be an active trading market for our common stock.

There can be no assurance that there will be an active trading market for our common stock or that the market price of the common stock will not decline below its present market price. The market prices for securities of biotechnology companies have been, and are likely to continue to be, highly volatile. Factors that have had, and are expected to continue to have, a significant impact on the market price of our common stock include:

•	material public announcements;

•	actual or potential clinical results with respect to our products under development or those of our competitors;

•	the announcement and timing of new product introductions by us or others;

•	technical innovations or product development by us or our competitors;

•	regulatory approvals or regulatory issues;

•	developments relating to patents and proprietary rights;

•	political developments or proposed legislation in the medical device or healthcare industry;

•	economic and other external factors, disaster or crisis;

•	changes to our management;

•	period-to-period fluctuations in our financial results or results which do not meet or exceed analyst expectations; and

•	market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Regardless of its outcome, securities litigation may result in substantial costs and divert management’s attention and resources, which could harm our business and results of operations.

Shares Eligible for Future Sale

The future sale of substantial number of shares of our common stock, or the perception that such sales could occur, would impact the market price of our common stock. In connection with the merger of the privately-held Lipid Science, Inc. with and into NZ Corporation in November 2001, (i) certain of our stockholders beneficially owning 5,804,818 shares of our common stock have agreed for one year, and (ii) certain of our other stockholders beneficially owning 9,269,757 shares of our common stock have agreed for two years, pursuant to executed lock-up agreements, not to sell any shares of common stock. The shares subject to such one year lock-up agreements will be available for sale in the public market on November 29, 2002 and the shares subject to such two year lock-up agreements will be available for sale in the public market on November 29, 2003. If a substantial number of shares of common stock that will be available for sale in the near future are sold, the market price of our common stock may be negatively impacted.

Existing stockholders may experience substantial dilution.

In connection with the merger of the privately-held Lipid Sciences, Inc. with and into NZ Corporation, we are obligated to issue additional shares of common stock on November 28, 2003 to those individuals and entities who were stockholders of NZ Corporation on the day prior to the completion of the merger and who perfected their stock rights unless certain thresholds with respect to the price and volume of our common stock are met. Each perfected right entitles the holder to receive up to one additional share of our common stock. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. The number of outstanding shares of common stock would increase, having the effect of diluting earnings per share. If all of the holders of shares of NZ Corporation outstanding on November 28, 2001 perfected their rights and remain qualified to receive additional shares on November 28, 2003, up to 5,311,534 additional shares could be issued to such holders. This issuance will dilute stockholders by up to 20.08%, based on 21,141,455 shares outstanding as of September 30, 2002. In addition, if we seek funding through equity financings, there would be further dilution to existing stockholders.

We have adopted several anti-takeover measures.

We have taken a number of actions that could discourage a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	our Board of Directors has the authority to issue, without vote or action of stockholders, up to 10,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock;

•	our directors are elected to staggered terms, which prevents the board from being replaced in any single year;

•	our Certificate of Incorporation and Bylaws require the affirmative vote of the holders of sixty-six and two-thirds percent (66 2/3%) of the voting power of all of the then outstanding shares entitled to vote generally in the election of directors, voting together as a single class, to make, alter, amend or repeal our Bylaws;

•	our Certificate of Incorporation does not permit stockholders to take an action by written consent;

•	our Certificate of Incorporation and the Bylaws provide that special meetings of the stockholders may be called only by the Chairman of the Board, the President, or the Board of Directors by a resolution approved by a majority of the total number of directors we would have if there were no vacancies; and

•	under our Bylaws, notice regarding stockholder proposals and director nominations must have been delivered not less than 45 days nor more than 75 days prior to the first anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have fixed-rate mortgage debt and have no short-term investments as of September 30, 2002, we do not have any material quantitative or qualitative disclosures about interest rate risk. The operating expenses, assets and liabilities of our Australian subsidiary are denominated in a foreign currency, thereby creating exposures to changes in exchange rates. However, the risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Financial Officer, who is currently the highest ranking officer of the Company, has evaluated the procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)	Changes in Internal Controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits - See Index to Exhibits.

(b)	Reports on Form 8-K

During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:

	(i)	Report on Form 8-K filed July 11, 2002 under “Item 5. Other Events” and “Item 7. Financial Statements and Exhibits” with respect to Lipid Sciences, Inc.’s change in state of incorporation.

	(ii)	Report on Form 8-K filed July 12, 2002 under “Item 5. Other Events” and “Item 7. Financial Statements and Exhibits” containing Lipid Science, Inc.’s news release dated July 10, 2002 with respect to the election of S. Lewis Meyer to Lipid Science, Inc.’s Board of Directors.

	(iii)	Report on Form 8-K filed September 20, 2002 under “Item 7. Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure” containing Lipid Sciences, Inc.’s news release dated September 20, 2002 with respect to the pause of the Phase I human clinical trial for modifications.

	(iv)	Report on Form 8-K filed September 23, 2002 under “Item 7. Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure” containing Lipid Sciences, Inc.’s news release dated September 23, 2002 with respect to the election of Richard G. Babbitt to Lipid Sciences, Inc.’s Board of Directors as Chairman of the Board replacing Christopher A. Marlett as Chairman of the Board.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipid Sciences, Inc.

Date: November 12, 2002	By: /s/ Barry D. Michaels

Barry D. Michaels
Chief Financial Officer
(Principal Financial Officer
and Duly Authorized Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Barry D. Michaels, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Lipid Sciences, Inc.;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Barry D. Michaels

Barry D. Michaels
Chief Financial Officer

Explanatory Note: The Company does not currently have a Chief Executive Officer. The highest ranking officer of the Company is currently the Chief Financial Officer.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Barry D. Michaels, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Lipid Sciences, Inc.;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Barry D. Michaels

Barry D. Michaels
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.

3.2	Bylaws. Previously filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.