Form 10-K
period 2002-12-31
LIPID SCIENCES INC/
filed 2003-03-28
CIK 71478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ---------- to

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

Common stock, $0.001 par value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the company’s common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $43,712,038.72 as of June 28, 2002 (based on the last trading price on June 28, 2002, as reported on the Nasdaq National Market).

      The number of shares of the Registrant’s common stock outstanding as of February 28, 2003 was 21,141,455 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s proxy statement relating to the Registrant’s 2003 Annual Meeting of Stockholders, to be held on May 29, 2003, are incorporated by reference into Part III of this Form 10-K where indicated.

EXPLANATORY NOTE
FORWARD-LOOKING STATEMENTS
PART I
ITEM 1. BUSINESS
ITEM 2: PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION OF CHIEF ACCOUNTING OFFICER
INDEX TO EXHIBITS
EX-4.1
EX-10.1
EX-10.4
EX-10.23
EX-10.24
EX-10.25
EX-23.1
EX-23.2
EX-99.1
EX-99.2

LIPID SCIENCES, INC.

FORM 10-K

For the fiscal year ended December 31, 2002

EXPLANATORY NOTE

      In this report, unless the context otherwise requires, Lipid Sciences, Inc., a Delaware corporation, is referred to as “we,” “the Company” or “Lipid.” On November 29, 2001, after the completion of our merger with Lipid Sciences, Inc., a Delaware corporation, we changed our name from NZ Corporation to Lipid Sciences, Inc. On June 26, 2002, the merged corporation changed its state of incorporation from Arizona to Delaware. In this report, we refer to our former name, NZ Corporation, as “NZ,” and we refer to the merged corporation, Lipid Sciences, Inc., as “Pre-Merger Lipid.” Because the merger was treated as a reverse acquisition, Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to 2001 included in this report reflects only Pre-Merger Lipid’s information. Consequently, we sometimes also refer to Pre-Merger Lipid as “we” or “the Company.” In addition, all share numbers, purchase prices per share, and exercise prices relating to Pre-Merger Lipid securities are shown on a post-merger basis after adjusting such numbers and prices to reflect the exchange ratio in the merger, with the exception of share amounts included in the Statement of Stockholders’ Equity for the period from Inception (May 21, 1999) to November 29, 2001, the date of the merger, and common stock, share, and per share amounts as of December 31, 2000, disclosed in Note 10 of the Consolidated Financial Statements.

i

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K, including the documents incorporated by reference in this annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

      Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “guess,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections, plans, objectives, goals, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, but are not necessarily limited to:

•	our inability to obtain adequate funds;

•	our technology not proving to be safe or effective;

•	our inability to obtain regulatory approval of our technology, which is only in the clinical development stage;

•	delay or failure to complete clinical studies;

•	our dependence on our license agreement with Aruba International;

•	our reliance on collaborations with strategic partners;

•	competition in our industry, including the development of new products by others that may provide alternative or better therapies;

•	failure to secure and enforce intellectual property rights;

•	risks associated with use of biological and hazardous materials;

•	product liability claims;

•	economic downturn in the real estate market;

•	our dependence on key personnel;

•	additional shares of common stock becoming available for sale after expiration of certain lock-up period; and

•	potential dilution of existing stockholders’ ownership if additional shares are issued to former NZ Corporation shareholders who have perfected certain rights.

      Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Item 1. Business — Factors That May Affect Future Results and Financial Condition” and elsewhere in this report.

ii

PART I

ITEM 1.	BUSINESS

Overview

      We are a development-stage biotechnology company that is conducting research and developing products and processes intended to treat major medical conditions in which lipids, or fat components, play a key role. Our technologies are based on a patented process that selectively removes lipids from proteins. We believe that this unique delipidation process has the potential for far-reaching implications for human health. It may provide an effective therapeutic effect on many infectious agents, including the viruses that cause AIDS, Hepatitis B and C, as well as reverse cardio- and cerebrovascular disease.

      Our primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

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

      Prior to the merger, our common stock was traded on the American Stock Exchange under the symbol “NZ.” Our common stock now trades on the Nasdaq National Market under the symbol “LIPD.”

      Following the merger, the business of the Company became primarily that of Pre-Merger Lipid. As part of the merger, we announced our intent to conduct an orderly disposition of substantially all of the real estate and other assets held by the Company before the merger to fund the ongoing operations of Lipid Sciences’ biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans.

Recent Developments

      On January 28, 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. As a result, we are focusing our research and development on our proprietary Viral Pathogen Inactivation (VPITM) platform. The first indication being pursued by the Company to demonstrate the efficacy of our VPI platform technology is Human Immunodeficiency Virus, or HIV. In connection with this new strategic direction, we have discontinued our Phase 1 human clinical trial in Australia, which was paused in the third quarter of 2002, and ceased all operations in Australia. In addition, we are aligning our clinical trial efforts toward the development of our VPI platform and U.S.-based clinical trials.

      The new direction is part of a comprehensive strategic plan being implemented by the Company. In connection with the adoption of that plan, we have also restructured our business operations. The strategic plan was recommended by the management team and approved by the Board of Directors. As part of the cost-savings goal of the strategic plan, Barry D. Michaels resigned as Chief Financial Officer and certain other management and staff positions have been eliminated. Sandra Gardiner, the Company’s Vice President,

Controller and Corporate Secretary, has assumed the newly created position of Chief Accounting Officer. In related appointments, Marc Bellotti, who was Vice President of Product Development, has assumed the position of Vice President, Research and Development. Dale Richardson, who was Vice President of Marketing and Sales, has assumed the position of Vice President, Business Development. We are currently considering candidates to fill the position of President and Chief Executive Officer, a position that has been vacant since Phil Radlick, Ph.D. resigned on October 15, 2002.

      On March 3, 2003, we announced the resignation of Bill E. Cham, Ph.D., as a member of the Board of Directors. Dr. Cham had been a Director since 1999 and was a co-founder of Pre-Merger Lipid Sciences.

Background

      We are developing our basic delipidation technology as two complementary technology platforms. The first platform, Viral Pathogen Inactivation (VPITM) relates to the removal of lipid envelopes from viruses, bacteria and other lipid-enveloped infectious agents. Examples of viruses with lipid envelopes that may be treatable by our VPI system include HIV, Hepatitis B and C. The second platform, Vascular Lipid Removal (VLRTM) is focused on treating atherosclerosis, which results from an overabundance of lipids in the vascular system. Our VLR platform is targeted at treating conditions such as heart disease, stroke and peripheral vascular disease.

Lipid-Enveloped Viruses

      Lipid-enveloped viruses represent one of the two major classes of viruses. Lipid-enveloped viruses possess a lipid coat while non-enveloped viruses, the other class, do not. The lipid coat surrounds the protein structure and genetic material of the virus and protects the virus from recognition by the immune system. The lipid envelope also helps the virus infect the host cell by merging the virus coat with the host cell surface. Some well-known lipid-enveloped viruses include HIV, Hepatitis B and C, Herpes, Cytomegalovirus and Influenza. Currently, 850,000 to 900,000 people in the United States and approximately 42 million people worldwide are infected with HIV. Each year, about 40,000 people in the United States and approximately 5 million worldwide become infected by HIV. Three million people die of HIV/AIDS every year worldwide. HIV infection is a worldwide problem resulting in the devastation of the populations of many countries.

      HIV begins its infection of a susceptible host cell, called a lymphocyte, by binding to a receptor on the host cell surface. Lymphocytes are a critical part of the body’s immune system. Following fusion of the virus with the host cell, HIV enters the cell. The genetic material of the virus, RNA, is released into the host cell and converted into DNA. This viral DNA integrates into the genetic material of the cell and replicates itself. The virus can persist in a latent state or emerge through the host cell membrane to infect other cells.

      Significant strides have been made in recent years in treating HIV-infected individuals in the developed world. Through the use of combinations of potent new antiviral drugs, HAART (Highly Active Anti-Retroviral Therapy), including protease inhibitors and reverse transcriptase inhibitors, death rates from AIDS have been significantly reduced in countries in which such therapies are available. These new therapies, however, are expensive and are not ideal for a variety of other reasons. Despite improving both quality and duration of life for HIV-infected individuals, HAART therapy has been unable to completely eradicate the virus in the blood and organs of infected individuals. After cessation of drug therapy, or if a patient does not adhere strictly to the schedule of drug therapy, viral loads may rebound or even exceed pretreatment levels. HIV also may mutate in the presence of the antiviral compounds that are designed to attack the virus directly, leading to the development of drug resistance. Drug resistance is a major concern of physicians because a large number of patients are infected by a strain of HIV that is already resistant to at least one drug in their drug therapy. As viral strains continue to mutate, the number of drug-resistant patients is expected to grow significantly. Other characteristics of the infection such as superinfection, infection by more than one strain of HIV, and latent reservoirs where virus is present in infected cells but does not multiply or emerge from the infected cell to infect other cells, contribute to the difficulty in completely eradicating the virus.

      In addition, the HAART therapy sometimes dramatically alters the metabolism of lipids to the detriment of the patients receiving the therapy. This often results in an increase in triglycerides and the lipoprotein

apoCIII. The lipoprotein apoCIII has recently been identified as a risk factor for coronary artery disease in HIV patients. Atherosclerosis may be accelerated and abnormal fatty deposits begin to develop in these patients. We believe that atherosclerosis is a leading cause of death in patients who have been utilizing the HAART therapies over a long period of time.

      Other side effects of these therapies, which include drug toxicity, lipodystrophy, neurological symptoms, and depression, can be significant. Such side effects lead to the rejection of these therapies by a number of patients.

      Existing drug therapies for Hepatitis C infection have proven to be effective in only a portion of the patients treated. In addition, side effects of these existing therapies, such as depression and hematologic abnormalities, can be significant and the therapeutic regimen is very expensive. As with HIV, drug resistance is a serious problem in treating Hepatitis C. Also as with HIV, cost and other aspects of existing therapies for Hepatitis C make them largely impractical in the developing world.

      Finally, HIV-infected individuals often do not respond to the traditional vaccine available to protect them against co-infection with Hepatitis B.

Cardiovascular Disease

      Cardiovascular disease is a major, often the leading, cause of death in all industrialized countries of the world. Each person has within them a “cardiovascular clock,” which refers to the slow and continuous build-up of cholesterol-laden plaque on arterial walls. Over decades this build-up may result in the blockage of blood flow through arteries, particularly those which deliver blood to the heart. If untreated, such blockages can lead to reduced blood flow to the heart resulting in cardiac arrest, and ultimately death. The common cause of this disease, known as atherosclerosis, is the deposit of cholesterol in the wall of the artery. Researchers believe that high cholesterol, especially high concentrations of low density lipoprotein, LDL, plays a key role in the occurrence of atherosclerosis. Researchers have found ample evidence to show that diet, drug, or other treatments such as systemic removal of LDL from the blood stream may reduce the progression of this disease. However, we believe that atherosclerosis is rarely improved with current treatments as these treatments do not reverse the disease.

      The LDL and high density lipoprotein, HDL, for example, that circulate in the blood are normally “saturated” with cholesterol. One of their functions is to carry cholesterol around in the body to various locations and sometimes leave the cholesterol in that location for further processing by the body. Certain lipoproteins, such as HDL, are responsible for transporting cholesterol away from the plaque and carrying it to the liver for disposal. Other lipoproteins, such as LDL, are responsible for carrying cholesterol to cells outside the liver for use in building cells and cell walls. The LDL lipoproteins are usually the ones that carry cholesterol to the plaque and contribute to cholesterol build-up inside the cells, blocking the flow of blood. Diet, exercise, and drug therapy may help lower the amount of cholesterol in the blood and therefore make it more difficult for cholesterol to build up in the plaque.

      According to the American Heart Association, cardiovascular disease is the leading cause of death among American men and women. The limitations for treating this disease by diet, exercise, and drug therapy has led to interventional procedures, such as balloon angioplasty therapy, stent placement, and coronary artery bypass surgery, known as surgical revascularization. These interventional procedures have attendant high costs, clinical complications and sometimes death associated with them. Physicians and their patients, however, are often forced to resort to these procedures in order to save or prolong life.

      Current Treatments for Cardiovascular Disease. The initial physician recommendation for a patient with cardiovascular disease is frequently a change in lifestyle involving exercise combined with a low-fat, low-cholesterol diet. If a patient’s condition does not improve, then the physician moves to the next level of treatment to achieve acceptable levels of cholesterol in the blood, typically drug therapy.

      Following the initial diet/exercise regimen, treatments are either short-term solutions, termed “acute” by physicians, or long-term solutions, termed “chronic.” Acute treatments are reserved for more life-threatening cardiovascular conditions, such as ischemia, a condition where there is a shortage of oxygen-rich blood available to the heart, or portions of the heart. In contrast, chronic treatments are used to prevent cardiovascular disease from growing worse and later having to resort to acute treatments. Acute treatments usually involve costly interventional surgical procedures, while chronic treatments are drugs, usually in tablet or pill form, and are required to be taken over a long period of time.

      Acute Treatments. Acute treatments are required when blood flow to the heart is severely restricted and the patient is at immediate risk for further complications. Three common invasive procedures are used to restore blood flow: bypass surgery, balloon angioplasty and atherectomy. In bypass surgery, the cardiologist redirects blood flow around the blocked arteries by grafting a healthy vessel removed from another location in the patient. In balloon angioplasty, a thin flexible tube with an inflatable balloon at its end is positioned in the artery at the point of blockage. During the procedure, the balloon is inflated and this pushes aside the plaque that causes the blockage, resulting in a reopening of the artery to allow greater blood flow. Frequently, a cardiologist reinforces the newly opened artery with a wire-mesh cylinder called a stent. In atherectomy, the plaque is removed from the artery using a rotating blade.

      The primary benefit of acute treatments is the immediate restoration of oxygen-rich blood flow to the heart. However, the major drawbacks of acute treatments are:

•	Restenosis, or reclosing of the artery, even after stenting, often occurs in patients who have had these invasive surgical procedures. This may require an additional invasive procedure within six months.

•	These procedures are invasive to the patient and involve opening up the chest cavity to expose the heart, as in coronary bypass surgery, or snaking a wire through the femoral artery to the heart, as in balloon angioplasty or atherectomy. Invasive procedures by their nature involve a risk of complications, including death.

•	Since acute treatments are invasive procedures by their nature, significant recovery time is required after the surgical procedure.

•	Many patients may not be eligible for invasive procedures due to their anatomy, physical condition, age, or past medical history.

•	Atherosclerosis affects the entire cardiovascular system. Acute procedures are localized and treat only one segment of a diseased artery at a time. Therefore, many diseased arteries are left untreated using these invasive surgical procedures.

      Chronic Treatments. Chronic treatments for cardiovascular disease have the goal of preventing or limiting progression of the disease so that acute treatments will not be required in the near future, if at all.

      Physicians frequently prescribe drugs called statins, which lower the level of LDL cholesterol in the blood by inhibiting cholesterol production in the body. These drugs can also lower other lipids and have the ability to slightly raise HDL. Studies have shown that statins reduce the incidence of illness and death from cardiovascular disease. We believe that it usually takes at least two years, if at all, for this class of drugs to be effective in preventing death. We also believe that these drugs neither treat the existing atherosclerosis nor reverse the disease in a majority of patients, and in post-operative patients, they also fail to prevent restenosis, the reclosure of an artery following surgical procedures.

Our Solution

Platform I — Viral Pathogen Inactivation (VPI TM). It is commonly understood that lipid-enveloped viruses will not be able to infect if their lipid membranes are removed. Our VPI system is designed to remove the lipid from the envelope, thereby exposing the protein coat of lipid-enveloped viruses. We believe that lipid-enveloped viruses may be effectively inactivated and managed by periodic treatment with our VPI system. In effect, by treating an animal or a human infected with a lipid–enveloped virus with our VPI system, the exposed protein coating of the virus may provoke an immune system response. The immune system then could respond by developing antibodies to the exposed protein (epitopes). These antibodies would then attack the virus in the blood stream, reducing the viral load of the victim of the disease. The reduced viral load could greatly reduce the stress on the immune system of the infected animal or human and, in the best case, potentially improve the disease state. We believe that our VPI system is unique in that it treats the autologous virus of the individual and presents the resulting exposed antigens of that specific population of virus unique to that individual. We believe that this novel approach may overcome some of the limitations of other therapies for HIV, Hepatitis B and C, such as viral mutations leading to drug or vaccine resistance, resulting in lack of protection against infection by another strain.

      We believe that our VPI system may prove very useful in treating patients who cannot tolerate other therapies and patients who are resistant to HAART therapy. In addition, we believe that our VPI system may have potential applications in managing viral loads during periods of cessation of HAART therapy. In the developing world, our VPI system may be particularly attractive because the system may be administered on an intermittent basis rather than on a daily basis, potentially at lower costs than existing therapies, and without the issues of drug resistance and other drug-related side effects.

      Our strategy is to develop our VPI system and test it for therapeutic applications in humans and/or animals that are already infected with lipid-coated viruses. We are also developing our VPI system in order to establish its use in the preparation of vaccines for diseases that result from lipid-coated pathogens.

      In Vitro and Animal Experiments. Experiments were carried out at the University of Sydney using a duck model for Hepatitis B. In these experiments, it was conclusively shown that plasma from an infected duck treated with our VPI system did not infect healthy ducklings. Furthermore, it was shown that the ducklings which had the treated plasma introduced to their system began to develop antibodies to Hepatitis B. Upon exposure to Hepatitis B, 80% of these ducklings were protected from infection. A further study using an accepted substitute virus for Hepatitis C in cattle, bovine viral diarrhea virus (BVDV), showed that a neutralizing antibody was made by these animals to this virus without their becoming infected by the virus.

      The first indication pursued by us to demonstrate the efficacy of the application of our VPI platform technology is HIV. Our VPI technology has been shown to successfully inactivate the HIV particle and has the potential to be a therapeutic treatment for this disease. Recent studies have been conducted in vitro at Emory University and Johns Hopkins University as well as in vivo in a mouse model at Emory University and have demonstrated both safety and immunogenicity. Non-human primate studies are planned to demonstrate safety and efficacy in a human surrogate model.

Platform II — Vascular Lipid Removal (VLRTM). Our Vascular Lipid Removal system has been shown to rapidly remove cholesterol, triglycerides, some phospholipids, and unesterified fatty acids from plasma. If successful, our Vascular Lipid Removal system may reverse the “cardiovascular clock,” or the slow and continuous build-up of cholesterol-laden plaque on arterial walls in the course of a typical human life. The reversal of atherosclerosis has been referred to in scientific terms as Reverse Cholesterol Transport.

      We believe that when the HDL particle, known informally as “good cholesterol,” is delipidated, it can be up to six times more efficient at scavenging cholesterol than native, or undelipidated, HDL.

      We believe that the plasma lipoproteins, once delipidated, are capable of recombining with cholesterol and other lipids in the arteries. This observation is fundamental to the potential unblocking of arteries by our Vascular Lipid Removal system. Cholesterol is represented in blocked arteries intra- and extracellularly. The delipidated plasma proteins can remove cholesterol from surface of cells (extracellular) as well as from inside cholesterol loaded cells (intracellular).

      Our Vascular Lipid Removal process includes:

•	removing whole blood from the patient;

•	separating the plasma from the blood cells;

•	delipidating the plasma; and

•	returning the blood cells and delipidated plasma to the patient.

      Animal Experiments. Several animal models have been tested to establish the safety and efficacy of our Vascular Lipid Removal system. In one of the studies conducted, the system entailed the removal of 25% of the blood volume from control and atherosclerotic animals, delipidating the plasma and reintroducing the delipidated plasma back into the animals.

      Human Safety Study. Based on the experimental animal results and other research, our first human clinical trial commenced in Australia during the second quarter of 2002. The Phase 1 trial was being conducted in Australia to determine the safety of Lipid Sciences’ plasma delipidation process. After an adverse reaction in a volunteer, the trial was voluntarily paused during the third quarter of 2002. The preliminary results from this trial advanced the science and improved the safety of our proprietary delipidation process. We believe we have identified and mitigated the cause of the adverse event experienced in that trial. However, for strategic reasons, we have decided to discontinue our Phase 1 human clinical trial and cease all operations in Australia. Furthermore, we have decided to align our clinical trial efforts toward the development of our VPI platform and U.S.-based clinical trials.

Development Agreement with SRI International

      In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services. SRI will assign to us all intellectual property developed during the term of the Development Agreement. The Development Agreement calls for SRI to complete two development phases (as defined in the Development Agreement, “Phase I” and “Phase II”) during which time SRI will work to develop a medical device to enable us to further develop and commercialize our lipid removal technology. In addition, we have entered into a number of amendments with SRI to address work performed by SRI, which are both within and outside of the scope of work of Phase II development. Certain of the amendments have been in support of product development and certain of the amendments relate to supplemental testing and analysis performed by SRI.

      Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000. Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program were limited to $6,300,000. On July 26, 2002, funding to SRI for the continued development of Phase II was increased to $9,500,000. Consistent with our new strategic direction announced on January 28, 2003, we have refocused SRI efforts to support our VPI platform and spending related to Phase II development has been significantly reduced.

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

Intellectual Property Protection

      We consider the protection of our technology, whether owned or licensed by us, to the exclusion of use by others, to be vital to our business. While we intend to focus primarily on patented or patentable technology, we also rely on trade secrets, unpatented know-how, regulatory exclusivity, patent extensions, and continuing technological innovation to develop our competitive position. In the United States and certain foreign countries, the exclusivity period provided by patents covering medical devices and pharmaceuticals may be extended by a portion of the time required to obtain regulatory approval for a product.

      We are the exclusive licensee of the following patents applied for and/or received by Aruba International Pty. Ltd.:

•	United States Patent No. 5,911,698, entitled “Treatment for Cardiovascular and Related Diseases”;

•	United States Patent No. 5,744,038, entitled “Solvent Extraction Methods for Delipidating Plasma”;

•	United States Patent No. 4,895,558, entitled “Autologous Plasma Delipidation Using a Continuous Flow System”;

•	Australian Patent Counterparts to the United States Patents: Australian Patent Nos. 594964, 693458 and 695826, respectively. The issued patents will expire in July 2005, July 2014 and December 2014. There are also six pending foreign patent applications related thereto;

•	Pending PCT application entitled, “A Method of Treating Infectious Diseases;” and

•	Pending PCT application entitled, “A Method of Treating and Preventing Infectious Diseases.”

      We have filed a number of international and U.S. Provisional applications. All of these applications are owned by us. In addition, we continually assess and re-evaluate our intellectual property strategy to focus on building the strongest portfolio possible to support our VPI and VLR platforms.

      We rely on trade secrets and proprietary know-how to protect our research and development, technologies, and potential products. To protect them, we require our employees, consultants, advisors, collaborators, members of our Scientific and Viral Advisory Boards, and others as may be appropriate to enter into confidentiality agreements that prohibit disclosure to any third party or use of any secrets and know-how for commercial purposes. We also require our employees to agree to disclose and assign us all methods, improvements, modifications, developments, discoveries, and inventions conceived during their employment by us that relate to our business.

Aruba Licensing Agreement

      In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. As consideration for the license, we issued 4,677,060 shares of our common stock valued at $250,000 to Aruba. This amount was charged to expense as research and development in the year ended December 31, 2000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the year ended December 31, 2000, we paid cash of approximately $350,000 and issued 66,817 shares of common stock valued at $150,000 related to this agreement. For the years ended December 31, 2002 and 2001, we have expensed approximately $750,000 and $850,000, respectively, related to this agreement. Amounts for 2000, 2001 and 2002 were charged to research and development expense.

Government Regulation

      General. Drugs, devices and biologic products must satisfy rigorous standards of safety and effectiveness before they can be approved or, in the case of some medical devices, “cleared” for commercial marketing by the Food and Drug Administration, or the FDA. The FDA has extensive power and discretion over this approval process, subject to the provisions of its governing statutes, which consist principally of the Federal Food, Drug, and Cosmetic Act with respect to pharmaceuticals and medical devices, and the Public Health Service Act in the case of drug or device products of a biological nature, such as processed plasma.

      The FDA also has promulgated detailed regulations to implement these statutes and has issued various non-binding guidance documents to advise industry on matters in more detail on statutory and regulatory requirements. In evaluating the regulatory status of any proposed product, many different factors are involved and, thus, there may be additional statutory/ regulatory provisions or requirements that are unique to a particular product that are not included in this general discussion.

      In defining a product’s regulatory status, several key factors must be considered such as, but not limited to:

•	the product’s intended use as derived from proposed labeling;

•	its primary mode of action;

•	whether the active ingredient is derived from chemical synthesis, which normally is regulated as a drug under the Federal Food, Drug, and Cosmetic Act, or is a product derived from biotechnology, such as recombinant DNA, or human, animal or plant sources, in which case it commonly, but not always, is regulated as a biologic under the Public Health Service Act and a biological drug under the Federal Food, Drug, and Cosmetic Act;

•	whether it is a virus, therapeutic serum, antitoxin, vaccine, blood, blood component, blood derivative, allergenic product, or analogous product or other very specific products, in which case it is regulated under the Public Health Service Act as a biologic and, if applicable, under the Federal Food, Drug, and Cosmetic Act, as a biological drug; and

•	the FDA’s prior handling of similar products, which has, in a number of cases, treated products differently than would appear to be required under a reading of applicable statutes.

      The extent and nature of the FDA regulatory requirements also will depend on the labeled uses, or indications, for which approval is sought and the type, complexity and novelty of the product. In the case of medical devices, the Federal Food, Drug, and Cosmetic Act requires that the most risky products, referred to as Class III devices, be the subject of a pre-market approval application under Section 515 of the Federal Food, Drug, and Cosmetic Act. A pre-market approval application usually requires that the applicant conduct well-controlled clinical studies to demonstrate the safety and effectiveness of its medical device. Other medical devices can be cleared for marketing by the FDA pursuant to what is known as a pre-market notification. Clearance of a pre-market notification filing relies on a finding by the FDA that the applicant’s device is substantially equivalent to a lawfully marketed device that itself does not require a pre-market approval application. And, in the case of other even less risky devices, the FDA has eliminated the need to file a pre-market notification at all, although the product and its maker generally are still subject to the other general controls contained in the Federal Food, Drug, and Cosmetic Act and the device regulations. The part of the FDA having primary jurisdiction over medical devices is the Center for Devices and Radiological Health, or Devices Center.

      Drug products and biological drug products whose active ingredients have never been approved by the FDA — or which, although having the same ingredient, differ in a substantial way from an approved product — usually will require the applicant to file a full new drug application containing substantial evidence in the form of well-controlled clinical investigations that the drug product or biological drug product is safe and effective for its labeled indication(s). In contrast, a generic version of a previously approved drug product may be approved by the FDA under an “abbreviated” new drug application in which the showing of safety and effectiveness is satisfied by the applicant proving that its drug is bioequivalent to the drug product originally approved under a full new drug application that forms the basis for the abbreviated new drug application. To qualify for the abbreviated new drug application process, a generic drug, with some limited exceptions, must be identical to that of the drug covered under the full new drug application as to active ingredient, labeling, dosage strength, dosage form, and route of administration. The part of the FDA having primary jurisdiction over drugs is the Center for Drug Evaluation and Research, or Drugs Center, and over biological drugs is the Center for Biologics Evaluation and Research, or Biologics Center.

      Biologics are regulated under the Public Health Service Act, which prohibits marketing them without an approved license from FDA known as a Biologics License Application. Biologics regulation, under the Public Health Service Act, also focuses on whether a biologic is pure, safe and potent. Biologics License Applications for therapeutic biological drug products are similar to new drug applications and well-controlled clinical investigations to show safety and effectiveness are often required. The regulation of biologics also is impacted by the fact that biologics may be used in conjunction with a medical device such as a diagnostic kit. If used in conjunction with a device, the biologic product must satisfy the Public Health Service Act requirements and also may need to go through the pre-market approval application procedure, which may require that the applicant conduct clinical studies to secure approval. There is no mechanism existing today that provides for a Biologics License Application for a “generic” biologic drug.

      If the FDA grants marketing approval of a product, this approval will be limited to those disease states and conditions for which the product has been demonstrated to be safe and effective. Any product approval also could include significant restrictions on the use or marketing of a firm’s products or include other conditions, such as the performance of post-approval studies to monitor known or suspected adverse reactions. Product approvals, if granted, are subject to potential withdrawal, either voluntarily or involuntarily through legal process, for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products.

      Regulatory Status of Our Products. Due to the early nature of our development efforts, we have not yet confirmed with the FDA its view of the regulatory status of our potential products or which center of the FDA will have primary responsibility for review of our regulatory submissions. Depending on the claims made and the FDA’s ruling regarding the regulatory status of our products, they may be designated as devices, biologics or as combination products. However, we anticipate that regardless of regulatory designation, we will need to conduct pre-clinical and clinical studies to prove the safety or effectiveness (or both) of the plasma delipidation systems for the initial intended use for which we elect to seek approval from the FDA.

      With respect to pre-clinical studies, as our development work on the plasma delipidation systems is still at an early stage, we cannot predict the nature of the studies the FDA will require. For instance, the FDA may want us to confirm that the levels of any physical components, processing agents, or other inactive ingredients that might be used in the plasma delipidation systems are at acceptable levels when the delipidated fluid (plasma) is returned to the patient following processing, particularly if any of those components or ingredients have not been reviewed previously by the FDA for use in other regulated products. In addition, the initial clinical study we plan to conduct may generate additional information that will impact the types and extent of pre-clinical data the FDA may require the Company to perform. See “— Clinical Studies — General” below.

      To support a regulatory submission, the FDA commonly requires clinical studies to show safety and effectiveness. While we cannot currently state the nature of any such studies that the FDA may require for the plasma delipidation system, medical device products approved by the FDA for other companies using similar mechanisms of operation have required extensive and time-consuming clinical studies in order to secure approval.

      Once we have sufficient information to design our pre-clinical and clinical development plans, we will seek the FDA’s input on those plans and, more specifically, the agency’s requirements for approval. However, the FDA may insist upon changes to a development plan previously agreed to by the FDA if new information shows that the plan may present safety or effectiveness concerns. The FDA also retains considerable leverage to require changes in study protocols from the sponsors of clinical investigations even after an FDA meeting and agreement has been reached.

      A meeting with the FDA to establish the pre-clinical and clinical protocols to support a pre-market approval application will be a critical step in the development of the plasma delipidation systems. For medical devices, such a meeting commonly is held at what is known as the pre-investigational device exemption stage. For a drug or biologic product, such a meeting commonly is held at what is known as the pre-investigational new drug stage.

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

      Clinical Studies — General. Depending on the regulatory status of our products, we will likely need to conduct significant additional research before we can file applications for product approval. Typically, in the drug, device, and biologics industries there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a number of companies in the drug industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials and in interim analyses. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in the FDA policy during the process of clinical trials.

      In order to conduct clinical investigations on a new drug product, for example, whether of chemical or biological origin, that have not been previously approved in the United States or have not been approved for the labeled indication being sought by an applicant, the applicant or sponsor must first file an investigational new drug (IND) application with the FDA. Such application must contain, among other things, detailed information on the proposed drug product, the contemplated protocol for conducting the clinical investigation, and any available safety and effectiveness information on the proposed drug product. In addition, an Institutional Review Board must approve the protocol to ensure that it provides adequate protection of the rights of the human subjects to be included in the clinical study. If the FDA does not object to the IND application, the study may begin after 30 days from the date the IND application was filed. The FDA may affirmatively approve the IND application prior to the expiration of the 30-day period, at which point the clinical study may begin.

      If human clinical trials of a device are required for a pre-market approval application and if the device presents a significant risk as defined in the FDA’s regulations, the sponsor of the trial (usually the manufacturer or the distributor of the device) must submit an investigational device exemption (IDE) filing prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing and include the proposed protocol governing the clinical study. If the IDE application is approved by the FDA and an appropriate Institutional Review Board, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

      Submission of an IDE application or IND application does not give assurance that the FDA will not object to the IDE application or IND application. Furthermore, even if the IDE application or IND application becomes effective, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the drug or device or warrant the continuation of clinical studies. In addition, the regulations governing INDs and IDEs are extensive and involve numerous other requirements including that, generally, an IDE application or IND application supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. Deviation from these regulatory requirements can lead to the FDA refusing to consider the study in support of a commercial marketing application.

      In some circumstances, sponsors of clinical trials are permitted to sell investigational drugs, biologics, or devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. If we elect to pursue this option, we will need to seek the FDA’s approval if the clinical investigation is conducted under an investigational new drug or an investigational device exemption. The FDA routinely does not grant such approvals. Typically, a showing of special need is required.

Discontinued Operations

      As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans, were acquired. On March 22, 2002, the Company formalized a plan to discontinue the operations of our real estate and real estate lending business, including commercial real estate loans, to fund the ongoing operations of Lipid Sciences’ biotechnology business. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented.

      During 2002, we sold or collected principal payments on outstanding loans on approximately 73% of the assets in the real estate and lending business. This included the sale of five industrial properties in Arizona, rural land and/or mineral rights in Arizona and New Mexico, mineral rights in Colorado and Oklahoma, royalty interests in oil and gas wells, and the collection of principal payments on commercial real estate loans.

      As of December 31, 2002, the remaining assets in the disposal group were primarily one commercial real estate loan, notes receivable in connection with seller-provided financing of prior sales of real estate, approximately 79,000 acres of certain mineral rights in New Mexico, vacant industrial land in New Mexico, and residential lots in New Mexico and California. No new real estate activity is anticipated, except as necessary for the ultimate disposition of the assets.

Board and Management Developments

      During the twelve months ended December 31, 2002, S. Lewis Meyer, Ph.D. and Richard G. Babbitt were elected to our Board of Directors, and Mr. Babbitt was appointed to serve as Chairman of our Board of Directors, replacing Christopher A. Marlett. Dr. Meyer was appointed to serve as a member of the Nominating and Corporate Governance Committee, as well as a member and Chairman of the Audit Committee. In September 2002, the Board of Directors appointed Mr. Babbitt, Dr. Meyer and Frank M. Placenti to a newly-created Executive Committee of the Board of Directors. The Executive Committee serves as a resource to management for daily operational issues. In addition, in September 2002 the Board increased the annual retainer for Directors to $30,000 from $18,000 and increased cash compensation for Directors serving on committees to $1,500 per meeting from $1,000 per meeting.

      In October 2002, Phil Radlick, Ph.D. resigned as President and Chief Executive Officer and as a director of the Company and continued to serve as an advisor to the Company through February 2003. The Company is considering candidates for the position of President and Chief Executive Officer. In addition, former Chairman Christopher A. Marlett resigned as a Director of the Company in October 2002. H. Bryan Brewer Jr., M.D. was elected to our Board of Directors in October 2002. Dr. Brewer has been a member of our Scientific Advisory Board since 2001 and will continue to serve as a member of the Scientific Advisory Board. In addition, Bill E. Cham, Ph.D., resigned as a Director of the Company in March 2003.

Employees

      As of December 31, 2002, we had thirty-two employees. On January 28, 2003 we announced a restructuring plan in part to reduce operating expenses. As a result, certain management and other staff positions have been eliminated. Currently, we have nineteen employees, eighteen of whom are full-time. Six employees are engaged directly in research and new product development, two in regulatory affairs, quality assurance and clinical activities, five in administration and finance, and six in real estate and lending activities. Of our nineteen employees, five are located in Arizona, one in New Mexico and the balance in California.

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

Factors That May Affect Future Results and Financial Condition

If we are unable to obtain adequate funds, we may not be able to develop and market our potential products.

      For the twelve months ended December 31, 2002, we incurred a net loss of approximately $14,800,000 and since Inception through December 31, 2002, we have incurred an accumulated deficit of approximately $31,500,000. We expect to continue to incur losses for the foreseeable future as we continue funding for clinical testing and other activities related to seeking approval to market our products. Conducting clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital.

      As of December 31, 2002, we had cash, cash equivalents and short-term investments equal to approximately $20,600,000. We anticipate that these assets and the cash raised from the disposal of remaining assets included in the discontinued operations plan will provide sufficient working capital for our research and development activities for the next year. As of December 31, 2002, we have disposed of a substantial portion of the assets included in the discontinued operations plan. In the near future, we will require additional capital in amounts that cannot be quantified, but are expected to be significant. Although we recently announced a plan to restructure our business operations, in part to reduce operating expenses through staff reductions and cessation of all operations in Australia, we cannot assure you that such reduction in operating expenses will be realized. We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly harmed.

Our technology is only in the clinical development stage, may not prove to be safe or effective, and may never receive regulatory approval, which would significantly harm our business prospects.

      Before obtaining required regulatory approvals for the commercial sale of any of our potential products, we must demonstrate, through pre-clinical studies and clinical trials, that our technology is safe and effective for use in at least one medical indication. These studies and clinical trials are expected to take a number of years and may fail to show that our technology is sufficiently safe and effective, in which case our technology will not receive regulatory approval, and we will not be able to develop and commercialize our products. In the third quarter of 2002, we paused our Phase 1 human clinical trial being conducted in Australia. Through our recently announced plan to restructure our business operations, we have discontinued our Phase 1 human clinical trial and ceased all operations in Australia. For strategic reasons, we have determined to align our clinical trial efforts toward the development of our Viral Pathogen Inactivation platform and U.S.-based clinical trials. We cannot assure you when, or if, our U.S.-based clinical efforts based on our VPI platform will lead to a successful commercialization of any product.

      Our technology, and hence, our business, at present is limited to addressing two medical applications: the removal of lipids from lipid-enveloped viruses, such as HIV, Hepatitis B and C, and other lipid-containing infectious agents, and the treatment of cardiovascular disease. Accordingly, if our technology does not prove to be safe or effective, or if we otherwise fail to receive regulatory approval for our potential product indications, our business prospects would be significantly harmed and possibly it could cause us to cease operations.

Our future clinical studies may be delayed or unsuccessful.

      Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential product indications. The ultimate results of clinical studies cannot be predicted with accuracy and can be impacted by many variables. We cannot be sure whether planned clinical trials will begin on time or will be completed on schedule or at all. Delay or failure to complete clinical studies may delay or prevent us from bringing products to market, which would materially harm our business. For example, any of our future clinical studies might be delayed in their initiation or performance, or even halted after initiation because:

•	extensive and time-consuming pre-clinical animal studies are required by the regulatory authorities to demonstrate the safety of the process technology;

•	the data generated by the pre-clinical animal studies does not indicate to the regulatory authorities that there is a sufficient margin of safety;

•	the potential clinical benefit from the delipidation cannot be effectively demonstrated through the pre-clinical animal studies;

•	the relevant regulatory requirements for initiating and maintaining an application for a clinical study cannot be met;

•	the product is not effective, or physicians perceive that the product is not effective;

•	patients experience severe side effects during treatment;

•	patients die during a clinical study because their disease is too advanced or because they experience medical problems that are not related to the product being studied;

•	patients do not enroll in the studies at the rate we expect; or

•	the discovery by the sponsor, during the study, of deficiencies in the way the study is being conducted by the study investigators that raise questions as to whether the study is being conducted in conformity with the relevant regulatory authorities’ regulations or Good Clinical Practice.

      In the third quarter of 2002, we voluntarily paused our Phase 1 human clinical trial which was being conducted in Australia to determine the safety of our plasma delipidation process. For strategic reasons, we have recently decided to discontinue our Phase 1 human clinical trial and cease all operations in Australia and to align our clinical trial efforts toward the development of our VPI platform and U.S.-based clinical trials.

We depend on our license agreement with Aruba International Pty. Ltd. that may, if terminated, significantly harm our business.

      We have entered into an agreement for an exclusive license to patents, know-how and other intellectual property relating to our foundation technology for removal of lipids from proteins and our continued operations at present are dependent upon such license. The licensor is Aruba International Pty. Ltd., a company controlled by Dr. Bill E. Cham, a founding stockholder of Pre-Merger Lipid and a former Director of the Company. Dr. Cham also controls KAI International, LLC, our largest stockholder. The technology licensed from Aruba currently represents an important part of the technology owned or licensed by us. Aruba may terminate the license agreement if we fail to perform and fail to remedy following written notice of default with respect to our material obligations under the agreement, including our obligations to make royalty payments, or if we cease, without intention to resume, all efforts to commercialize the subject matter of the licensed intellectual property. If our license with Aruba terminates, our business would be significantly harmed and may cause us to cease operations.

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

Our industry is intensely competitive.

      The biotechnology industry is intensely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

If we fail to secure and then enforce patents and other intellectual property rights underlying our technologies, we may be unable to compete effectively.

      Our future success will depend in part on our ability to obtain patent protection, defend patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third parties with respect to its technology, both in the United States and in foreign countries. We currently have an exclusive license from Aruba International Pty. Ltd. with respect to three issued US patents (and three issued Australian counterpart patents) and counterpart applications as well as independent pending patent applications. The issued patents will expire in July 2005, July 2014 and December 2014. There are additional pending applications assigned to us. Each of the patents and pending applications relates to different aspects of our technology platforms. However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

      In addition to patents, we rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain our competitive position. It is our policy to require our employees, certain contractors, consultants, members of our scientific and viral advisory boards and parties to collaborative agreements to execute confidentiality agreements upon the commencement of a business relationship with us. We cannot assure you that these agreements will not be breached, that they will provide meaningful protection of our trade secrets or know-how or adequate remedies if there is unauthorized use or disclosure of this information or that our trade secrets or know-how will not otherwise become known or be independently discovered by our competitors.

      If it were ultimately determined that our intellectual property rights are unenforceable, or that our use of our technology infringes on the intellectual property rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market products using our technology. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors’ products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could significantly harm our business.

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

We depend on key personnel and need to fill the vacancy in the position of Chief Executive Officer and President.

      Our ability to operate successfully depends in significant part upon the experience, abilities and continued service of certain key scientific, technical and managerial personnel. If we lose the services of any of these personnel and we are unable to hire qualified replacements, our business could be harmed. Our future success also depends upon our ability to attract and retain additional highly qualified personnel in these areas and our ability to develop and maintain relationships with qualified clinical researchers. In this regard, our Chief Executive Officer and President resigned in October 2002 and we are currently considering candidates to fill this position. In addition, our Chief Financial Officer resigned in January 2003. We currently do not plan to fill that position. Competition for such personnel and relationships is intense, especially in the San Francisco Bay Area. There can be no assurance that we can retain such personnel or that we can attract or retain other highly qualified scientific, technical and managerial personnel or develop and maintain relationships with clinical researchers in the future.

An economic downturn in the real estate market could adversely affect our ability to complete the disposal of assets included in the discontinued operations plan and generate funds for our continuing operations.

      While we have disposed of most of the assets in the discontinued operations plan, we plan to use the proceeds from the sales of the remaining assets in the discontinued operations plan to partially fund our continuing operations. While the current real estate markets are generally healthy, there is no assurance that the markets will continue to be favorable to support the disposal of these assets. A downturn in the real estate market could adversely affect our ability to sell these real estate assets. Additionally, a downturn in the real estate market could adversely affect the ability of our borrowers to repay their loans according to the terms of the loans and/or could adversely affect the value of the collateral for those loans. Either of these outcomes would impair our ability to generate funds for our continuing operations.

Our stock price may be volatile and there may not be an active trading market for our common stock.

      There can be no assurance that there will be an active trading market for our common stock or that the market price of the common stock will not decline below its present market price. The market prices for securities of biotechnology companies have been, and are likely to continue to be, highly volatile. Factors that have had, and are expected to continue to have, a significant impact on the market price of our common stock include:

•	material public announcements;

•	actual or potential clinical results with respect to our products under development or those of our competitors;

•	the announcement and timing of any new product introductions by us or others;

•	technical innovations or product development by us or our competitors;

•	regulatory approvals or regulatory issues;

•	developments relating to patents and proprietary rights;

•	political developments or proposed legislation in the medical device or healthcare industry;

•	economic and other external factors, disaster or crisis;

•	changes to our management;

•	period-to-period fluctuations in our financial results or results which do not meet or exceed analyst expectations; and

•	market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

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

Shares eligible for future sale.

      The future sale of substantial number of shares of our common stock, or the perception that such sales could occur, would impact the market price of our common stock. In connection with the merger of the privately-held Lipid Sciences, Inc. with and into NZ Corporation in November 2001, (i) certain of our stockholders beneficially owning 5,451,772 shares of our common stock have agreed for one year, and (ii) certain of our other stockholders beneficially owning 9,622,803 shares of our common stock have agreed for two years, pursuant to executed lock-up agreements, not to sell any shares of common stock. The shares subject to such one-year lock-up agreements became available for sale in the public market on November 29, 2002 and the shares subject to such two-year lock-up agreements will be available for sale in the public market on November 29, 2003. If a substantial number of shares of common stock that have become available for sale or will be available for sale in the near future are sold, the market price of our common stock may be negatively impacted.

Existing stockholders may experience substantial dilution.

      In connection with the merger of the privately-held Lipid Sciences, Inc. with and into NZ Corporation, we are obligated to issue additional shares of common stock on November 29, 2003 to those individuals and entities who were stockholders of NZ Corporation on the day prior to the completion of the merger and who perfected their stock rights, subject to certain exceptions. Each perfected right entitles the holder to receive up to one additional share of our common stock. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. As of December 31, 2002, 2,954,822 rights were perfected with an additional 105,518 rights pending determination. If all of the holders of perfected rights remain qualified to receive the additional shares on November 29, 2003, the issuance will dilute stockholders by up to 12.6%, based on 21,141,455 shares outstanding as of December 31, 2002. In addition, if we seek funding through equity financings, there would be further dilution to existing stockholders.

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

ITEM 2:     PROPERTIES

Facilities

      Our headquarters are located at 7068 Koll Center Parkway, Suite 401 in Pleasanton, California. The facility is approximately 12,000 square feet, which consists of approximately 9,000 square feet of office and warehouse space and 3,000 square feet of laboratory space. The master lease, entered into in September 2000 for approximately 9,000 square feet, was amended in September 2002 to allow for an additional 3,000 square feet. We have entered into a five-year lease with respect to the master lease, and a three-year lease with respect to the lease amendment. Both facility leases expire in September 2005.

      Our previously subleased facility in Brisbane, Australia, consisting of approximately 700 square feet of office and laboratory space, expired in May 2002. We did not renew the sublease.

      Additionally, we have leased office space in Phoenix, Arizona for our real estate related activities headquarters. The facility is approximately 5,000 square feet, all of which is office space. In August 2002, we provided notice to the landlord of our intent to exercise the early termination provision under the lease. Accordingly, that lease will expire March 31, 2003. Effective as of April 1, 2003, the Phoenix office will occupy leased space of approximately 900 square feet. The lease will expire in March 2004, but may be terminated early by us without penalty upon 90 days prior written notice.

      We also have space available for our use at the SRI International facility in connection with our product development agreement with them.

ITEM 3.	LEGAL PROCEEDINGS

      We are from time to time a party to legal proceedings. All of the legal proceedings we are currently involved in are ordinary and routine. The outcomes of the legal proceedings are uncertain until they are completed. We believe that the results of the current proceedings will not have a material adverse effect on our business or financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      As of November 29, 2001, our common stock has traded on the Nasdaq National Market System under the symbol “LIPD”. Prior to November 29, 2001, our common stock was admitted to non-listed trading privileges on the American Stock Exchange under the symbol “NZ”. The following table sets forth, for the period indicated, the high and low closing sales prices per share of our common stock, as reported by the AMEX and Nasdaq National Market, respectively. On March 4, 2003, there were approximately 1,010 registered holders of record of our common stock, including multiple beneficial holders and depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker.

The Market Price Range by Quarter:

	2002		2001		2000

	High	Low	High	Low	High	Low

First Quarter	$8.080	$5.500	$4.000	$3.125	$5.625	$4.875
Second Quarter	6.740	3.460	5.550	3.700	5.375	4.875
Third Quarter	4.960	2.600	9.960	4.400	5.000	4.250
Fourth Quarter	3.010	1.020	9.610	6.850	4.688	2.938

      We did not declare any dividends on our common stock in 2002 or in any prior years. We anticipate that for the foreseeable future we will continue to retain our earnings for use in our business. The payment of cash dividends is at the discretion of the Board of Directors of the Company.

Equity Compensation Plan Information

      The following table provides aggregate information regarding outstanding options and warrants under all equity compensation plans of the Company through December 31, 2002:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plan
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in first column)

Equity Compensation Plans Approved by Security Holders	4,873,701 (1)	$4.47	4,644,339
Equity Compensation	865,260 (2)	2.52	—
Plans Not Approved by Security Holders	1,091,314 (3)	3.67	—

Total	6,830,275	$4.10	4,644,339

(1)	Issued pursuant to the Company’s 2001 Performance Equity Plan, 2000 Stock Option Plan and the 1997 Stock Incentive Plan.

(2)	Issued pursuant to individual option agreements, the material terms of which are described below.

(3)	Issued pursuant to warrants, the material terms of which are described below.

      The shares of common stock subject to outstanding options and warrants that were granted pursuant to equity compensation plans not approved by the shareholders of the Company were granted pursuant to individual stock option agreements and warrants, the material provisions of which are the following:

      Each of Petar Alaupovic, Ph.D., George A. Bray, M.D., H. Bryan Brewer, M.D., Howard Hodis, M.D., Gerhard Kostner, Ph.D. and Frank Sacks, M.D. was granted a non-qualified stock option to purchase 116,927 shares of common stock as consideration for services performed as a member of the Company’s Scientific Advisory Board. The options granted to the Scientific Advisory Board members are subject to substantially identical terms. Each option has a term of five years, a per share exercise price equal to the fair market value on the date of grant and is exercisable for a three-month period following the optionholder’s termination of service for any reason other than cause, the optionholder’s death or disability. The non-qualified stock option to purchase 155,902 shares of common stock that was granted to Gary S. Roubin, M.D., Ph.D., as consideration for services he performed as a member of the Company’s Board of Directors is subject to substantially similar terms as the options granted to the Scientific Advisory Board members, except that the term of the option is 10 years rather than 5 years. The Company also granted to Joe Markham, as consideration for services performed for the Company in a private placement transaction, a non-qualified stock option to purchase 7,796 shares of common stock that provides for substantial similar terms as the options granted to the Scientific Advisory Board members above. Each option that was granted outside the Company’s plans other than the option granted to Mr. Markham, which was exercisable immediately as of the date of grant, became exercisable over a specified period. All of these options were fully vested as of December 31, 2002.

      In May 2000, the Company sold to Joseph D. Chandler, an existing shareholder on the date of grant, a warrant to purchase 155,902 shares of common stock at a per share exercise price of $3.21 as consideration for services he performed for the Company in connection with a private placement transaction. In exchange for the warrant to Mr. Chandler, the Company received cash consideration in the amount of $20,000. The warrant sold to Mr. Chandler expires on May 15, 2005. In October 2000, the Company issued to SRI a warrant to purchase 779,510 shares of common stock at a per share exercise price of $3.21 as consideration for services it performed in connection with a development agreement between the Company and SRI International. The warrant, which expires on October 6, 2007, becomes exercisable only upon completion of specified milestones. In May 2001, the Company sold to Carroll Shelby a warrant to purchase 155,902 shares of common stock at a per share exercise price of $6.41 as consideration for services performed for the Company in connection with a private placement transaction. In exchange for the warrant sold to Mr. Shelby, the Company received cash consideration in the amount of $20,000. This warrant expires on May 30, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

      The selected consolidated financial data presented below for the fiscal years ended December 31, 2002 and 2001 and for the period from Inception (May 21, 1999) to December 31, 2000, are derived from audited financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto appearing elsewhere in this annual report. The selected data in this section are not intended to replace our financial statements.

Years Ended December 31, 2002, December 31, 2001 and
Period From Inception (May 21, 1999) to December 31, 2000(1)	2002	2001(2)	2000(3)

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Gross Revenue from continuing operations	$—	$—	$—
Net Loss from continuing operations	(15,403)	(13,691)	(2,993)
Net loss per share from continuing operations	$(0.73)	$(0.87)	$(0.34)
Weighted average number of shares used in computing basic and diluted earnings per share	21,152	15,801	8,877

	2002	2001	2000

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,552	$12,811	$9,171
Working Capital	34,151	28,388	9,050
Total assets	39,524	79,232	10,269
Long-term liabilities	36	22,598	7
Stockholder’s equity	35,606	51,277	9,623

(1)	Because our merger with Pre-Merger Lipid was treated as a reverse acquisition, Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to November 29, 2001 presented represents the financial results of Pre-Merger Lipid.

(2)	Financial information for the year ended December 31, 2001, includes the results of Pre-Merger Lipid from January 1, 2001 through November 28, 2001, and the Company’s results from November 29, 2001 through December 31, 2001.

(3)	Activities during the period from Inception (May 21, 1999) to December 31, 1999 were insignificant and have been included in the results of operations for the year ended December 31, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included on pages F-1 through F-27 of this Report, and the “Factors That May Affect Future Results and Financial Condition” section at the end of Part I, Item 1. The statements below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page ii.

Overview

      We are a development-stage biotechnology company that is conducting research and developing products and processes intended to treat major medical conditions in which lipids, or fat components, play a key role. Our technologies are based on a patented process that selectively removes lipids from proteins. We believe that this unique delipidation process has the potential for far-reaching implications for human health. It may provide an effective therapeutic effect on many infectious agents, including the viruses that cause AIDS, Hepatitis B and C, as well as reverse cardio- and cerebrovascular disease.

      Our primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

      We are developing our basic delipidation technology as two complementary technology platforms. The first platform, Viral Pathogen Inactivation (VPITM) is designed to remove lipid from lipid-enveloped viruses, bacteria and other lipid-enveloped infectious agents. Examples of viruses with lipid envelopes that may be treatable by our VPI system include HIV, Hepatitis B, and Hepatitis C. The second platform, Vascular Lipid Removal (VLRTM) is focused on treating atherosclerosis, which results from an overabundance of lipids in the vascular system. Our VLR platform is targeted at treating conditions such as heart disease, stroke and peripheral vascular disease.

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

      The merger with NZ was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of our common stock immediately after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to November 29, 2001 included in this report reflects Pre-Merger Lipid results.

      In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and must continue to hold their shares in direct registered form through November 29, 2003 to qualify to receive the additional stock with respect to each perfected right. Transfer of shares before November 29, 2003 will disqualify the right with respect to each of the transferred shares. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. As of December 31, 2002, 2,954,822 rights were perfected with an additional 105,518 rights pending determination. If all of the holders of perfected rights remain qualified to receive the additional shares on November 29, 2003, the issuance will dilute stockholders by up to 12.6%, based on 21,141,455 shares outstanding as of December 31, 2002.

      In the course of our research and development activities, we have sustained continued operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. We approved a discontinued operations plan on March 22, 2002, to dispose of substantially all of the real estate and other assets held by the Company before the merger (see Note 11 of the Consolidated Financial Statements). During 2002, we disposed of most of the assets in the discontinued operations plan. We intend to finance our operations through the disposition of the remaining assets, through public or private equity or debt financings, the pursuit of research and development grants, and cash on hand. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses upon receiving all relevant approvals. If adequate funds are not available to satisfy our requirements, we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

      Our business is organized into two segments: Biotechnology and Real Estate. Our Biotechnology segment is focused on research and development of products and processes intended to treat major medical conditions in which lipid, or fat components play a key role. As a result of the merger with NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger, we announced our intent to conduct an orderly disposition of these assets and on March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment. The plan identified the major assets to be disposed of, the expected method of disposal, and the period expected to be required for completion of the disposal.

      As of December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets. As of December 31, 2002, we have utilized approximately $86,000 of the accruals set up for restructuring purposes. We expect the restructuring to be completed in the first half of 2003 with all accrued amounts paid within twelve months of the restructuring completion (see Note 9 of the Consolidated Financial Statements).

      On January 28, 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. As a result, we are focusing our research and development on our proprietary VPI platform. The first indication being pursued by the Company to demonstrate the efficacy of our VPI platform technology is HIV. In connection with this new strategic direction we have discontinued our Phase 1 human clinical trial in Australia, which was paused in the third quarter of 2002, and ceased all operations in Australia. In addition, we are aligning our clinical trial efforts toward the development of our VPI platform and U.S.-based clinical trials. Although our strategic plan is projected to reduce operating expenses in the second half of 2003 by approximately 30% to 40% when measured against the same period in 2002, we cannot assure you that such reduction will be sufficient to permit the Company to succeed in its development efforts with currently available funds.

      The new direction is part of a comprehensive strategic plan being implemented by the Company. In connection with the adoption of that plan, we also have restructured our business operations. The strategic plan was recommended by the management team and approved by the Board of Directors. As part of the cost-savings goal of the strategic plan, Barry D. Michaels resigned as Chief Financial Officer and certain other management and other staff positions have been eliminated. Sandra Gardiner, the Company’s Vice President, Controller and Corporate Secretary, has assumed the newly created position of Chief Accounting Officer. In related appointments, Marc Bellotti, who was Vice President of Product Development, has assumed the position of Vice President, Research and Development. Dale Richardson, who was Vice President of Marketing and Sales, has assumed the position of Vice President, Business Development. We are currently considering candidates to fill the position of President and Chief Executive Officer, a position that has been vacant since Phil Radlick, Ph.D., resigned on October 15, 2002. Although we believe our strategic plan will lead to a reduction in our operational expenses, we cannot assure you that such reduction will be realized.

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

Property and Equipment

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

Stock Compensation

      The Company accounts for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, thus, recognizes no compensation expense for those options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company accounts for its stock-based awards to non-employees in accordance with SFAS No. 123 (see Note 10 of the Consolidated Financial Statements).

Income Taxes

      The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

      The above listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 3 to our Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited Consolidated Financial Statements and notes thereto which begin on page F-1 of this Report which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Results of Continuing Operations — Years Ended December 31, 2002 and 2001

      Net Revenue. We have had no revenues from continuing operations since Inception (May 21, 1999). Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of lipid-enveloped viruses (Viral Pathogen Inactivation System) and cardiovascular disease (Vascular Lipid Removal System).

      Research and Development Expenses. Research and development expenses include product development, clinical testing, and regulatory expenses. Research and development expenses for 2002 increased 28% to $15,094,000 from $11,799,000 in 2001. The increase in research and development expenses is due primarily to the on-going development of the device component of our delipidation systems, expenses associated with our human clinical trial, including $250,000 paid to Aruba International upon the commencement of our human clinical trial, and staff additions in the research and development and clinical areas. Research and development expenses account for approximately 69% of total operating expenses for the twelve months ended December 31, 2002.

      Our first human clinical trial commenced during the second quarter of 2002. The Phase 1 trial was being conducted in Australia to determine the safety of our plasma delipidation process. After an adverse reaction in a volunteer, the trial was voluntarily paused during the third quarter of 2002. The preliminary results from this trial advanced the science and improved the safety of our proprietary delipidation process. We believe we have identified and mitigated the cause of the adverse event experienced in that trial. However, for strategic reasons, we have discontinued our Phase 1 human clinical trial and ceased all operations in Australia. Furthermore, we have decided to align our clinical trial efforts toward the development of our VPI platform and U.S.-based clinical trials. We anticipate that our research and development expenses will continue for the foreseeable future as we conduct clinical trials necessary for us to apply for regulatory approval to market our products.

      While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis. For the year ended December 31, 2002, however, we estimate that the majority of our research and development expense was associated with our two primary platforms, Lipid-Enveloped Viruses (Viral Pathogen Inactivation System) and Cardiovascular (Vascular Lipid Removal System).

      Selling, General and Administrative Expenses. General and administrative expenses for 2002 increased 51% to $6,630,000 from $4,405,000 in 2001. The increase is due primarily to costs to conduct business as a public company, including accounting, legal, stockholder and filing fees. Public company related expenses accounted for approximately 40% of the increase in general and administrative expenses. The balance of the increase in such expenses is primarily due to expenses to establish administrative management, and Director fees and expenses. General and administrative expenses account for approximately 31% of total operating expenses for the twelve months ended December 31, 2002.

      Interest and Other Income. Interest and other income for 2002 decreased 33% to $240,000 from $356,000 in 2001. The decrease is due primarily to lower cash, cash equivalent and short-term investment balances throughout 2002.

Results of Continuing Operations — Years Ended December 31, 2001 and Period from Inception (May 21, 1999) to December 31, 2000

      Net Revenue. We have had no revenues from continuing operations since Inception (May 21, 1999). Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of lipid-enveloped viruses (Viral Pathogen Inactivation System) and cardiovascular disease (Vascular Lipid Removal System).

      Research and Development Expenses. Research and development expenses include product development, clinical testing, and regulatory expenses. Research and development expenses for 2001 increased 433% to $11,799,000 from $2,212,000 in the period from Inception (May 21, 1999) to December 31, 2000. The increase in research and development expenses is due primarily to staff additions in research and development and clinical areas, stock compensation expenses, a non-cash charge related to issuance of stock to our Scientific Advisory Board, and expenses related to the on-going development of the device component of our delipidation systems, including $3,400,000 related to the development agreement with SRI International, of which $850,000 is a non-cash charge related to the issuance of warrants.

      Selling, General and Administrative Expenses. General and administrative expenses for 2001 increased 271% to $4,405,000 from $1,188,000 in the period from Inception (May 21, 1999) to December 31, 2000. The increase is due primarily to expenses to establish administrative management (including recruitment fees), accounting, legal, shareholder and filing fees associated with public company requirements, and restructuring costs (see Note 9 of the Consolidated Financial Statements) associated with the merger.

      Interest and Other Income. Interest and other income for 2001 decreased 13% to $356,000 from $407,000 in the period from Inception (May 21, 1999) to December 31, 2000. The decrease is due primarily to lower cash, cash equivalent and short-term investment balances throughout 2001.

Results of Discontinued Operations — Years Ended December 31, 2002, 2001 and 2000

      During the years ended December 31, 2002, 2001 and 2000, the disposal of real estate assets generated cash of approximately $12,114,000, $21,800 and zero, respectively, and we collected approximately $21,502,000, $495,000 and zero, respectively, in principal payments from commercial real estate notes and other notes receivable.

      In May 2002, we paid approximately $3,000,000 to purchase a first position mortgage loan, which was in superior lien position to our second position mortgage loan, on 15 residential lots in San Diego County, California. We purchased the first mortgage because the lender was foreclosing, leaving our second position mortgage unsecured and possibly unrecoverable. The foreclosure process was completed and the property was acquired in July 2002. We have undertaken certain development activities left unfinished by our borrower, in order to prepare the lots for sale.

      During 2002, we made significant progress under our plan of disposition. We reduced the total assets in the disposal group by 73%, from approximately $62,400,000 to $16,900,000. We also reduced the total liabilities in the disposal group by 99%, from approximately $23,700,000 to $200,000.

      As of December 31, 2002, the remaining assets in the disposal group were primarily one commercial real estate loan, notes receivable in connection with seller-provided financing of prior sales of real estate, approximately 79,000 acres of certain mineral rights in New Mexico, vacant industrial land in New Mexico, and residential lots in New Mexico and California. No new real estate activity is anticipated, except as necessary for the ultimate disposition of the assets.

Liquidity and Capital Resources

      Pre-Merger Lipid financed its operations principally through two private placements of equity securities, which yielded net proceeds of approximately $16,900,000, and the sale of common stock to one of its founders. The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs, through December 31, 2002.

      The net cash used in operating activities was approximately $13,600,000, $10,400,000 and $2,100,000 for the years ended December 31, 2002 and 2001 and the period from Inception (May 21, 1999) to December 31, 2000, respectively, resulting primarily from operating losses incurred as adjusted for income taxes and non-cash stock compensation charges. The net cash used in investing activities was approximately $2,600,000 and $8,100,000 for the year ended December 31, 2002 and for the period from Inception (May 21, 1999) to December 31, 2000, respectively, primarily attributable to the purchase of short-term investments and capital equipment. Net cash provided by investing activities of approximately $7,300,000 for the year ended December 31, 2001 was primarily from the maturities of short-term investments. Net cash used in financing activities of approximately $700,000 for the year ended December 31, 2002 was primarily due to the repurchase of common stock from dissenting stockholders and additional accrued merger costs. Net cash provided by financing activities of approximately $13,200,000 and $11,300,000 for the year ended December 31, 2001 and for the period from Inception (May 21, 1999) to December 31, 2000 was due primarily to the acquisition of NZ Corporation and the sale of equity securities in private placement transactions. Net cash provided by discontinued operations of approximately $22,700,000 and $1,500,000 for years ended December 31, 2002 and 2001, respectively, was primarily due to the sale of real estate assets and collection of principal payments on commercial real estate loans and other notes receivable.

      In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. As consideration for the license, we issued 4,677,060 shares of our common stock valued at $250,000 to Aruba. This amount was charged to expense as research and development in the year ended December 31, 2000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the year ended December 31, 2000, we paid cash of approximately $350,000 and issued 66,817 shares of common stock valued at $150,000 related to this agreement. For the years ended December 31, 2002 and 2001, we have expensed approximately $750,000 and $850,000, respectively, related to this agreement. Amounts for 2000, 2001 and 2002 were charged to research and development expense.

      In May 2000, we sold a total of 4,925,300 shares of common stock at $2.25 per share in a private placement to accredited investors. Net cash proceeds, after expenses, were approximately $11,000,000.

      In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services. SRI will assign to us all intellectual property developed during the term of the Development Agreement. The Development Agreement calls for SRI to complete two development phases (as defined in the Development Agreement, “Phase I” and “Phase II”) during which time SRI will work to develop a medical device to enable us to further develop and commercialize our lipid removal technology. In addition, we have entered into a number of amendments with SRI to address work performed by SRI, which are both within and outside of the scope of work of Phase II development. Certain of the amendments have been in support of product development and certain of the amendments relate to supplemental testing and analysis performed by SRI.

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

      Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000. Of these total fees, funding of $973,000 and $544,000 was charged to operations in the year ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000, respectively. The completion of Phase I resulted in warrants to purchase 233,853 shares of common stock becoming fully vested. On this date, we recognized an expense of $847,500, based upon the fair market value of the warrants on the date of vesting, using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of seven years.

      Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program were limited to $6,300,000. On July 26, 2002, funding to SRI for the continued development of Phase II was increased to $9,500,000. For the years ended December 31, 2002 and 2001, approximately $4,900,000 and $2,500,000, respectively, was charged to operations for fees related to Phase II. As of December 31, 2002, neither milestone related to Phase II was completed, consequently no value has been assigned to the 545,657 warrants which vest upon completion of such milestone. These warrants will be valued using the Black-Scholes method and will be charged to expense as they vest. Consistent with our new strategic direction announced on January 28, 2003, we have refocused SRI efforts to support our VPI platform and spending related to Phase II development has been significantly reduced.

      In March 2001, we closed a private placement of 1,375,282 shares of common stock at $4.49 per share for gross proceeds of $6,175,000. In connection with the private placement, we paid a commission to MDB Capital Group, LLC of approximately 7% of the gross proceeds, payable in shares of common stock, for services rendered in the private placement. Accordingly, 95,491 shares of common stock at $4.49 per share were issued as commission for the transaction. Mr. Marlett, the previous Chairman of our Board of Directors, is a manager and majority owner of MDB Capital Group.

      In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. Approximately $1,400,000 of the advisory fee was paid during the twelve months ended December 31, 2002. We anticipate the remainder of the advisory fee to be approximately $825,000. Our adoption of a formalized plan to dispose of all Real Estate segment assets by March 31, 2003 will likely result in the payment of substantially all MDB Capital Group advisory fees by third quarter 2003.

      Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. The amount expensed under these consultations amounted to approximately $21,000 and $110,000 in the year ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000, respectively, for fees charged by Dr. Cham, including travel and similar costs, and have been included in the results of operations. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement, the initial term of which expired on November 27, 2002, automatically renews every year. Either party may terminate the agreement, without cause, upon thirty days written notice. However, if we terminate the agreement, we will be required to pay Karuba an amount equal to one third of the annual fee. For the years ended December 31, 2002 and 2001, approximately $279,000 and $19,000, respectively, was expensed to research and development under this agreement of which approximately $9,100 and $19,000 is included in accounts payable at December 31, 2002 and 2001, respectively.

      We have a non-cancelable lease agreement for the office space in Pleasanton, California, which expires in 2005. Rent expense for 2002, 2001, and 2000 was approximately $303,000, $265,000, and $78,000, respectively. Future minimum lease payments under this lease agreement total $975,000.

      In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. As of December 31, 2002, we had cash and cash equivalents and short-term investments equal to approximately $20.6 million. We anticipate that these assets and the cash raised from the disposal of remaining assets included in the discontinued operations plan will provide sufficient working capital for our research and development activities for at least the next year. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly harmed.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. We adopted SFAS No. 141 on July 1, 2001. SFAS No. 142 requires that amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Lipid adopted SFAS No. 142 on January 1, 2002. Adoption of this statement did not have an impact on Lipid’s financial position, results of operations or cash flows.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement superceded SFAS No. 121. SFAS No. 144 retained the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Lipid adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a significant impact on Lipid’s financial position, results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure requirements for the financial statements included in this Form 10-K. We are currently evaluating the effects of the recognition provisions of FIN 45, however we do not expect that the adoption of FIN 45 will have a material effect on our financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual disclosure requirements of SFAS No. 148 as of December 31, 2002. The transitional provisions of SFAS No. 148 did not have an impact on the Company’s financial position, results of operations, EPS, or cash flows, as the fair value method has not been adopted.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk associated with changes in interest rates relates to our investment portfolio. We maintain a non-trading investment portfolio consisting of government issued securities. These investments are classified as held-to-maturity and are accounted for at their amortized cost, as per FASB Statement No. 115. Due to the conservative nature of our investment portfolio, we do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

      The operating expenses, assets and liabilities of our Australian subsidiary are denominated in a foreign currency, thereby creating exposure to changes in exchange rates. However, the risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements and the report of independent auditors appear on pages F-1 through F-27 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Previously disclosed in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 31, 2002.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding Directors and Executive Officers appearing under the heading “Proposal One: Election of Directors” and “Management-Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement relating to our 2003 Annual Meeting of Stockholders to be held on May 29, 2003 (the “2003 Proxy Statement”) is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

      The information appearing under the headings “Management-Executive Compensation,” “Management-Employment Contracts, Termination of Employment and Change-in-Control Arrangements,” “Management-Compensation Committee Interlocks and Insider Participation” and “Proposal One: Election of Directors-Compensation of Directors” of the 2003 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information appearing under the heading “Management-Security Ownership of Certain Beneficial Owners and Management” of the 2003 Proxy Statement is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information appearing under the heading “Management-Certain Relationships and Related Transactions” of the 2003 Proxy Statement is incorporated by reference.

ITEM 14.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Accounting Officer, who is currently the highest ranking officer of the Company, has evaluated the procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (the “Evaluation Date”). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting her, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)	Changes in Internal Controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART IV

      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements The financial statements and notes thereto, and the reports of the independent auditors thereon, are set forth on pages F-1 through F-27.

2.	Financial Statement Schedules
Schedule III — Real Estate and Accumulated Depreciation Schedule IV — Mortgage Loans on Real Estate All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements.

           3. Exhibits

      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

      (b) REPORTS ON FORM 8-K

      During the last quarter for which this Annual Report is filed, the Company filed the following reports on Form 8-K:

1.	Report on Form 8-K filed October 16, 2002 under “Item 7. Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure” containing Lipid Sciences, Inc.’s news release dated October 15, 2002 with respect to the announcement of board and management changes.

2.	Report on Form 8-K filed October 28, 2002 under “Item 7. Financial Statements and Exhibits” and “Item 9. Regulations FD Disclosure” containing Lipid Sciences, Inc.’s news release dated October 28, 2002 with respect to the election of Dr. H. Bryan Brewer as a director.

3.	Report on Form 8-K filed November 6, 2002 under “Item 7. Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure” containing a letter, dated November 6, 2002, from the Chairman of the Board to Lipid Science, Inc.’s stockholders.

LIPID SCIENCES, INC.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
No.

Independent Auditors’ Report — Deloitte & Touche LLP	F-1
Report of Ernst & Young LLP, Independent Auditors	F-2
Consolidated Balance Sheets at December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002 and 2001, period from Inception (May 21, 1999) to December 31, 2000 and cumulative period from Inception (May 21, 1999) to December 31, 2002
F-4
Consolidated Statements of Stockholders’ Equity for the period from Inception (May 21, 1999) to December 31, 2000 and for the years ended December 31, 2001 and 2002	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001, period from Inception (May 21, 1999) to December 31, 2000 and cumulative period from Inception (May 21, 1999) to December 31, 2002
F-6
Notes to Consolidated Financial Statements	F-8

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Lipid Sciences, Inc.
Pleasanton, California

      We have audited the accompanying consolidated balance sheets of Lipid Sciences, Inc. and subsidiaries (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from Inception (May 21, 1999) to December 31, 2002. Our audit also included the financial statement schedules III and IV listed in Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits. The Company’s financial statements for the period from Inception (May 21, 1999) to December 31, 2000 were audited by other auditors whose report, dated March 13, 2001, expressed an unqualified opinion on those statements. The financial statements for the period from Inception (May 21, 1999) to December 31, 2000 reflect a net loss of $2,993,000 that is included in the related total for the period from Inception (May 21, 1999) to December 31, 2002. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, such Consolidated Financial Statements present fairly, in all material respects, the financial position of Lipid Sciences, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, and for the period from Inception (May 21, 1999) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules referenced above, when considered in relation to the basic Consolidated Financial Statements as a whole, present fairly, in all material respects, the information set forth therein.

/S/  DELOITTE & TOUCHE LLP

San Francisco, California

March 14, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of

Lipid Sciences, Inc.

      We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Lipid Sciences, Inc. (Pre-Merger Lipid) (a development stage company) for the period from Inception (May 21, 1999) through December 31, 2000, included in the 2002 consolidated financial statements of Lipid Sciences, Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lipid Sciences, Inc. (Pre-Merger Lipid) (a development stage company) at December 31, 2000, and the results of its operations and its cash flows for the period from Inception (May 21, 1999) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/S/  ERNST & YOUNG LLP

Palo Alto, California

March 13, 2001

LIPID SCIENCES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,552	$12,811
Short-term investments	2,000	—
Prepaid expenses and other current assets	537	111
Income tax receivable	—	516
Current deferred tax asset	—	497
Other current assets	36	—
Current assets of discontinued operations	16,908	19,810

Total current assets	38,033	33,745

Property and equipment	1,175	786
Restricted cash	316	527
Non-current deferred tax asset	—	1,544
Non-current assets of discontinued operations	—	42,630

Total assets	$39,524	$79,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,226	$1,783
Related party payables	825	2,000
Accrued royalties	250	250
Accrued compensation	370	235
Income taxes payable	39	—
Other current liabilities	—	—
Current liabilities of discontinued operations	172	1,089

Total current liabilities	3,882	5,357

Deferred rent	36	25
Long-term liabilities of discontinued operations	—	22,573

Total long-term liabilities	36	22,598

Commitments and contingencies (Notes 5, 6, 7, 8, and 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized 21,141,455 and 21,246,222 shares issued and outstanding at December 31, 2002 and 2001, respectively	21	67,947
Additional paid in capital	67,049	—
Deficit accumulated in the development stage	(31,464)	(16,670)

Total stockholders’ equity	35,606	51,277

Total liabilities and stockholders’ equity	$39,524	$79,232

See accompanying Notes to Consolidated Financial Statements.

LIPID SCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from	Period from
			Inception	Inception
			(May 21,	(May 21,
	Year Ended	Year Ended	1999) to	1999) to
	December 31,	December 31,	December 31,	December 31,
	2002	2001	2000	2002

	(In thousands, except per share amounts)
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	15,094	11,799	2,212	29,105
Selling, general and administrative	6,630	4,405	1,188	12,223

Total operating expenses	21,724	16,204	3,400	41,328

Operating loss	(21,724)	(16,204)	(3,400)	(41,328)
Interest and other income	240	356	407	1,003

Loss from continuing operations	(21,484)	(15,848)	(2,993)	(40,325)
Income tax benefit	6,081	2,157	—	8,238

Net loss from continuing operations	(15,403)	(13,691)	(2,993)	(32,087)

Discontinued operations:
Income/(loss) from discontinued operations	973	(2)	—	971
Income tax (expense)/benefit	(364)	16	—	(348)

Income from discontinued operations — net	609	14	—	623

Net loss	$(14,794)	$(13,677)	$(2,993)	$(31,464)

Earnings/(loss) per share — basic and diluted:
Net (loss) per share continuing operations	$(0.73)	$(0.87)	$(0.34)
Earnings per share discontinued operations	$0.03	$0.00	$—
Net loss	$(0.70)	$(0.87)	$(0.34)
Weighted average number of common shares outstanding — basic and diluted	21,152	15,801	8,877

See accompanying Notes to Consolidated Financial Statements.

LIPID SCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period from Inception (May 21, 1999) to December 31, 2000 and
For the Years Ended December 31, 2001 and 2002

				Deficit
				Accumulated
	Common Stock			During the	Total
			Additional	Development	Stockholders’
	Shares	Amounts	Paid-in Capital	Stage	Equity

	(In thousands, except share and per share amounts)
Issuance of common stock for cash	3,000,000	$30	$220	$—	$250
Issuance of common stock for technology rights	3,000,000	30	220	—	250
Issuance of common stock for cash	3,180,949	32	10,991	—	11,023
Issuance of common stock for royalties	42,858	1	149	—	150
Issuance of common stock for services	32,000	—	160	—	160
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	567	—	567
Issuance of warrants to purchase common stock to consultant for services	—	—	216	—	216
Net loss	—	—	—	(2,993)	(2,993)

Balances, December 31, 2000	9,255,807	93	12,523	(2,993)	9,623
Issuance of common stock for services	21,700	—	108	—	108
Issuance of common stock for cash	943,394	9	6,186	—	6,195
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	2,936	—	2,936
Issuance of warrants to purchase common stock in exchange for development services	—	—	848	—	848
Acquisition of common stock related to merger, net of $3,665 issuance costs, including repurchase of 1,505,402 shares of common stock in November 2001	5,311,534	45,244	—	—	45,244
Issuance of 1.55902 shares of common stock to Pre-Merger Lipid stockholders for every 1.0 shares of Pre-Merger Lipid common stock owned in connection with merger in November 2001	5,713,787	—	—	—	—
Merger adjustments to reclassify equity accounts to conform with capital structure of no par value	—	22,601	(22,601)	—	—
Net loss	—	—	—	(13,677)	(13,677)

Balances, December 31, 2001	21,246,222	67,947	—	(16,670)	51,277
Repurchase 104,767 shares at $7.00 for dissenters rights	(104,767)	(470)	—	—	(470)
Additional issuance costs of merger	—	(248)	—	—	(248)
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	(159)	—	(159)
Adjustments to reclassify equity accounts to conform with Delaware capital structure, $0.001 par value	—	(67,208)	67,208	—	—
Net Loss	—	—	—	(14,794)	(14,794)

Balance at December 31, 2002	21,141,455	$21	$67,049	$(31,464)	$35,606

See accompanying Notes to Consolidated Financial Statements.

LIPID SCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				Inception
				(May 21,
	Year Ended	Year Ended	Year Ended	1999) to
	December 31,	December 31,	December 31,	December 31,
	2002	2001	2000	2002

	(In thousands)
Cash flows used in operating activities:
Net loss from continuing operations	$(15,403)	$(13,691)	$(2,993)	$(32,087)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	247	57	—	304
Accretion of discount on investments	—	(80)	—	(80)
Issuance of common stock to consultants and advisors	(159)	3,044	1,127	4,012
Issuance of warrants to consultants	—	848	196	1,044
Deferred income taxes	2,041	(2,041)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(462)	407	(517)	(572)
Restricted cash	211	5	(532)	(316)
Income taxes	555	(516)	—	39
Accounts payable and other current liabilities	(732)	1,117	615	1,000
Accrued royalties	—	250	—	250
Accrued compensation	135	212	23	370
Deferred rent	11	18	7	36

Net cash used in operating activities	(13,556)	(10,370)	(2,074)	(26,000)

Cash flows used in investing activities
Capital expenditures	(636)	(795)	(48)	(1,479)
Purchases of investments	(2,000)	—	(8,045)	(10,045)
Maturities and sales of investments	—	8,125	—	8,125

Net cash (used in)/provided by investing activities	(2,636)	7,330	(8,093)	(3,399)

Cash flows (used in)/provided by financing activities:
Acquisition of NZ Corporation — cash acquired	—	20,666	—	20,666
Payment of acquisition costs	(248)	(1,615)	—	(1,863)
Payment to repurchase stock	(470)	(12,043)	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	—	6,175	11,273	17,448
Proceeds from issuance of warrants	—	20	20	40

Net cash (used in)/provided by financing activities	(718)	13,203	11,293	23,778

Net (decrease)/increase in cash and cash equivalents from continuing operations	(16,910)	10,163	1,126	(5,621)
Net cash provided by operating, investing, and financing activities of discontinued operations	22,651	1,522	—	24,173
Cash and cash equivalents at beginning of period	12,811	1,126	—	—

Cash and cash equivalents at end of period	$18,552	$12,811	$1,126	$18,552

See accompanying Notes to Consolidated Financial Statements.

LIPID SCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				Inception
				(May 21,
	Year Ended	Year Ended	Year Ended	1999) to
	December 31,	December 31,	December 31,	December 31,
	2002	2001	2000	2002

	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$739	$100	$—	$839
Income tax recovered	496	1,046	—	1,542
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$1,040	$—	$1,040
Property and equipment	—	30,193	—	30,193
Commercial real estate loans	—	16,335	—	16,335
Notes and receivables	—	15,166	—	15,166
Investments in joint ventures	—	2,343	—	2,343
Current liabilities assumed	—	(1,947)	—	(1,947)
Long-term debt assumed	—	(14,908)	—	(14,908)
Deferred taxes associated with the acquisition	—	(7,936)	—	(7,936)

Fair value of assets acquired (other than cash)	$—	$40,286	$—	$40,286
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs	$—	$2,050	$—	$2,050

See accompanying Notes to Consolidated Financial Statements.

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     DESCRIPTION OF BUSINESS

Organization and Basis of Presentation

      Lipid was organized in 1908 as an Arizona corporation under the name New Mexico and Arizona Land Company (“NZ”). We changed our name to NZ Corporation in June 2000 and to Lipid Sciences, Inc., in November 2001. In June 2002, we changed the state of our incorporation from Arizona to Delaware.

      The Company is engaged in the research and development of products and processes intended to treat major medical conditions in which lipids, or fat components, play a key role. Our primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

      Historically, NZ engaged in various real estate and commercial real estate lending activities. On March 22, 2002, the Company formalized a plan to discontinue the operations of our real estate and real estate lending business, including commercial real estate loans, to fund the ongoing operations of Lipid Sciences’ biotechnology business. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented.

      In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. As of December 31, 2002, we had cash and cash equivalents and short-term investments equal to approximately $20.6 million. We anticipate that these assets and the cash raised from the disposal of assets included in the discontinued operations plan will provide sufficient working capital for our research and development activities for at least the next year. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings.

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

      The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Pre-Merger Lipid owned the majority of the Company’s common stock after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. The results of operations from NZ have been included only from November 29, 2001, the date of acquisition. The historical financial statements prior to November 29, 2001 are those of Pre-Merger Lipid. The share amounts included in the Statement of Stockholders’ Equity for all periods prior to the date of the merger have not been adjusted to reflect the effects of the exchange ratio.

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pre-Merger Lipid acquired NZ for the aggregate purchase price of $60,952,000. The aggregate purchase price equals the fair value of NZ’s net assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

(In thousands)
Current assets	$21,706
Property and equipment	30,193
Commercial real estate loans	16,335
Notes and notes receivables	15,166
Investments in joint ventures	2,343

Total assets acquired	85,743

Current liabilities	1,947
Long-term debt	14,908
Long-term deferred taxes	7,936

Total liabilities assumed	24,791

Net assets acquired	$60,952

      In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and must continue to hold their shares in direct registered form through November 28, 2003 to continue to qualify the right. Transfer of shares before November 29, 2003 will disqualify the right attached to the transferred shares. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. The number of outstanding shares of common stock would increase, having the effect of diluting earnings per share. As of December 31, 2002, 2,954,822 rights were perfected with an additional 105,518 rights pending determination. If all of the holders of perfected rights remain qualified to receive the additional shares on November 28, 2003, the issuance will dilute stockholders by up to 12.6%, based on 21,141,455 shares outstanding as of December 31, 2002.

      The consolidated results of operations from continuing operations on a pro forma basis as if the merger had occurred as of the beginning of the periods presented would be consistent with the results of continuing operations presented in the consolidated statements of operations. The results of operations of NZ have been reclassified to discontinued operations for all periods presented.

NOTE 3:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The accompanying Consolidated Financial Statements include the accounts of Lipid, and its wholly-owned subsidiaries. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated in consolidation.

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may be invested in money market funds. Cash equivalents and short-term investments are carried at cost, which approximates fair value at December 31, 2002, 2001 and 2000. All of the Company’s investments are classified as short-term, are held-to-maturity, and are accounted for at their amortized cost per FASB Statement No. 115. Short-term investments consist of available-for-sale investments in U.S. Government securities with a cost, approximating fair value, of $2,000,000, $0 and $8,045,000 at December 31, 2002, 2001 and 2000, respectively. The short-term, available-for-sale investment had an original maturity date of April 7, 2004, however the investment was called on January 7, 2003.

Commercial Real Estate Loans and Allowance for Bad Debts

      Commercial real estate loans are recorded at cost (which approximates fair value at the date of the merger). Management, considering current information and events regarding the borrowers’ ability to repay their obligations and the value of collateral, considers a loan to be impaired when it is probable that the Company will be unable to collect all principal amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Impairment losses are included in the allowance for bad debts through a charge to bad debt expense. Interest accrual stops when a loan becomes 90 days past due. Subsequently, cash receipts on impaired loans are applied to reduce the principal amount of such loans until the loan is no longer impaired or until the principal has been recovered, and are recognized as interest income thereafter. As of December 31, 2002 and 2001, respectively, there was no allowance for bad debts because all of the commercial real estate loans were marked to fair value as part of the merger.

Property and Equipment

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

      Depreciation on rental properties and other assets is provided over the estimated useful lives of the assets. Depreciation is computed using the straight-line method. Buildings and improvements are depreciated using lives between four and thirty-five years. Property and equipment which are held for sale are not depreciated.

      Equipment is stated at cost, less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the respective assets, ranging between three and ten years.

Research and Development

      Costs to develop the Company’s products are expensed as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs.” These costs include research related overhead expenses, including salaries and other personnel related expenses, contractor fees, facility costs, supplies and depreciation of equipment.

Property Sales, Cost of Property Sales and Deferred Revenue

      The Company follows SFAS No. 66, “Accounting for Sales of Real Estate.” SFAS No. 66 stipulates certain conditions which must be met to recognize profit from the sale of real estate using the full accrual

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Compensation

      The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

      Because the Company grants stock option awards at market value, there is no compensation expense recorded. Had compensation expense for the Company’s stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 — Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and earnings per share (EPS) would have been reduced to the pro forma amounts presented in the following table:

	Year Ended December 31,

	2002	2001	2000

Reported net loss	$(14,794)	$(13,677)	$(2,993)
Compensation expense for stock options	(2,601)	(1,671)	(393)
Pro forma net loss	$(17,395)	$(15,348)	$(3,386)
Basic EPS:
As reported	$(0.70)	$(0.87)	$(0.34)
Pro forma	$(0.82)	$(0.97)	$(0.38)
Diluted EPS:
As reported	$(0.70)	$(0.87)	$(0.34)
Pro forma	$(0.82)	$(0.97)	$(0.38)

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

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Loss Per Share

      The Company computes its net loss per share under the provisions of SFAS No. 128, “Earnings Per Share.” Basic net loss per share is calculated using the weighted average number of common shares outstanding.

      Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and warrants to purchase common stock have been excluded from diluted loss per share, as their effect would be antidilutive. These outstanding securities consist of the following:

	At December 31,

	2002	2001	2000

Stock options	5,738,963	4,546,087	2,775,060
Warrants to purchase common stock	1,091,314	1,091,314	935,412
Contingently issuable shares pursuant to stock rights	3,060,340	—	—

	9,890,617	5,637,401	3,710,472

Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that a company disclose estimated fair values for its financial instruments. The carrying amounts of the Company’s commercial real estate loans and long-term debt and lines of credit approximate the estimated fair value because they are at interest rates comparable to market rates, given the terms and maturities. The carrying amounts of the Company’s cash equivalents, short-term investments, receivables, and accounts payable approximate the fair value of these instruments due to their short-term maturities. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these fair value estimates are not necessarily indicative of the amounts the Company may pay or receive in actual market transactions.

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. The Company has adopted the provisions of SFAS No. 141. SFAS No. 142 requires that amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disposed of.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Lipid adopted SFAS No. 142 on January 1, 2002. Adoption of this statement did not have an impact on Lipid’s financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement superceded SFAS No. 121 and retained the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Lipid adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a significant impact on Lipid’s financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure requirements for the financial statements included in this Form 10-K. We are currently evaluating the effects of the recognition provisions of FIN 45, however we do not expect that the adoption of FIN 45 will have a material effect on our financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual disclosure requirements of SFAS No. 148 as of December 31, 2002. The transitional provisions of SFAS No. 148 did not have an impact on the Company’s financial position, results of operations, EPS, or cash flows, as the fair value method has not been adopted.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

NOTE 4:     PROPERTY AND EQUIPMENT

      Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and equipment consist of the following (in thousands):

In thousands at December 31,	2002	2001

Equipment	$1,112	$612
Leasehold improvements	368	232

	1,480	844
Less accumulated depreciation and amortization	(305)	(58)

	$1,175	$786

NOTE 5:     COMMITMENTS AND CONTINGENCIES

      The Company has a non-cancelable lease agreement for office space in Pleasanton, California and a lease agreement for office space in Phoenix, Arizona. The leases will expire in September 2005 and March 2004, respectively. The lease in Phoenix, Arizona can be terminated without penalty if notice is given within 90 days. Rent expense for 2002, 2001 and 2000 was approximately $303,000, $265,000 and $78,000, respectively. Future minimum lease payments under these leases are:

(In thousands)
2003	$354
2004	360
2005	261

$975

      The Company was required to obtain an irrevocable standby letter of credit for the Pleasanton, California lease in the amount of $525,000 as security for payments due under the lease. Per the lease agreement, this letter of credit was reduced to $315,000, plus interest during 2002.

NOTE 6:     DEVELOPMENT AGREEMENT

      In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services. SRI will assign to us all intellectual property developed during the term of the Development Agreement. The Development Agreement calls for SRI to complete two development phases (as defined in the Development Agreement, “Phase I” and “Phase II”) during which time SRI will work to develop a medical device to enable us to further develop and commercialize our lipid removal technology. In addition, we have entered into a number of amendments with SRI to address work performed by SRI, which are both within and outside of the scope of work of Phase II development. Certain of the amendments have been in support of product development and certain of the amendments relate to supplemental testing and analysis performed by SRI.

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

      Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000. Of these total fees, funding of $972,967 and $544,000 was charged to operations in the year ended

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000, respectively. The completion of Phase I resulted in warrants to purchase 233,853 shares of common stock becoming fully vested. On this date, we recognized an expense of $847,000, based upon the fair market value of the warrants on the date of vesting, using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of seven years.

      Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program were limited to $6,300,000. On July 26, 2002, funding to SRI for the continued development of Phase II was increased to $9,500,000. For the years ended December 31, 2002 and 2001, approximately $4,900,000 and $2,500,000, respectively, was charged to operations for fees related to Phase II. As of December 31, 2002, neither milestone related to Phase II was completed, consequently no value has been assigned to the 545,657 warrants which vest upon completion of such milestones. These warrants will be valued using the Black-Scholes method and will be charged to expense as they vest. Consistent with our new strategic direction announced on January 28, 2003, we have refocused SRI efforts to support our VPI platform and spending related to Phase II development has been significantly reduced.

NOTE 7:     RELATED PARTY TRANSACTIONS

      In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. This amount was charged to expense as research and development in the year ended December 31, 2000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the year ended December 31, 2000, we paid cash of approximately $350,000 and issued 66,817 shares of common stock valued at $150,000 related to this agreement. For the years ended December 31, 2002 and 2001, we have expensed approximately $750,000 and $850,000, respectively, related to this agreement. Amounts for 2000, 2001 and 2002 were charged to research and development expense.

      Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. The amount expensed under these consultations amounted to approximately $21,000 and $110,000 in the year ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000, respectively, for fees charged by Dr. Cham, including travel and similar costs, and have been included in the results of operations. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement automatically renews every year. Either party may terminate the agreement, without cause, upon thirty days written notice. However, if we terminate the agreement, we will be required to pay Karuba an amount equal to one third of the annual fee. For the years ended December 31, 2002 and 2001, approximately $279,000 and $19,000, respectively, was expensed to research and development under this agreement of which approximately $9,100 and $19,000 is included in accounts payable at December 31, 2002 and 2001, respectively.

      In March 2001, we closed a private placement of 1,375,282 shares of common stock at $4.49 per share for gross proceeds of $6,175,000. In connection with the private placement, we paid a commission to MDB Capi-

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tal Group, LLC of approximately 7% of the gross proceeds, payable in shares of common stock, for services rendered in the private placement. Accordingly, 95,491 shares of common stock at $4.49 per share were issued as commission for the transaction. Mr. Marlett, the previous Chairman of our Board of Directors, is a manager and majority owner of MDB Capital Group.

      In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. Approximately $1,400,000 of the advisory fee was paid during the twelve months ended December 31, 2002. We anticipate the remainder of the advisory fee to be approximately $825,000. Our adoption of a formalized plan to dispose of all Real Estate segment assets by March 31, 2003 will likely result in the payment of substantially all MDB Capital Group advisory fees by third quarter 2003.

NOTE 8:     RETIREMENT PLANS

      At the time of the merger, NZ Corporation had a qualified 401(k) savings plan in place for its employees. Nine employees were eligible to participate. The Company matched up to 3% of the employee’s salary contributed. Total expense for the Company under this plan was approximately $4,000 and $0 for 2001 and 2000, respectively. In January 2002, Lipid replaced the plan with a new qualified 401(k) savings plan. Substantially all employees are eligible to participate. Lipid’s 401(k) plan provides for a contribution by the Company each year, for non-highly compensated employees. The Company matches 100% of the first 3% of the employee’s salary and 50% of every $1.00 of the employee’s salary deferred, up to 5%. Total expense for Lipid under this plan was approximately $10,000 for 2002.

NOTE 9:     RESTRUCTURING

      As of December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our recent restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets. In connection with these restructuring initiatives, we have recorded the following:

	Severance &	Lease
	Related Benefits	Termination

Accrual as of December 31, 2001	$705,000	$180,000
Amount paid during 2002	(86,000)	—

Accrued balance as of December 31, 2002	$619,000	$180,000

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

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10:     STOCKHOLDERS’ EQUITY

Preferred Stock

      In connection with the merger with Pre-Merger Lipid, the number of shares of preferred stock authorized in the Company’s Articles of Incorporation increased to 10,000,000, with no par value, from 1,000,000 with a par value of $0.01 per share. On June 26, 2002, the Company changed its state of incorporation from Arizona to Delaware. The reincorporation was accomplished through a statutory merger of Lipid Sciences, Inc., an Arizona corporation (“Lipid Arizona”), into a newly formed Delaware corporation of the same name (“Lipid Delaware”). In connection with the merger the par value of the Company’s preferred stock was increased to $0.001 per share. This change in the Company’s state of incorporation was approved by the holders of a majority of the Company’s outstanding shares of Common Stock at the Company’s annual meeting of stockholders on June 18, 2002. There was no impact on the Company’s financial condition or results of operations as a result of the reincorporation. No shares of the Company’s preferred stock have been issued.

      Shares of preferred stock may be issued from time to time, in one or more series, as authorized by the Board. Prior to issuance of shares of each series, the Board will designate for each such series, the preferences, conversion or other rights, voting powers, restrictions, rights to receive dividends or other distributions, rights upon dissolution or upon distribution of assets, qualifications and terms or conditions of redemption, as are permitted by law. No shares of preferred stock are outstanding and the Company has no present plans to issue any shares of preferred stock.

Common Stock

      In connection with the merger with Pre-Merger Lipid, the number of shares of common stock authorized in the Company’s Articles of Incorporation increased to 75,000,000 with no par value, from 50,000,000 with a par value of $0.01 per share. On June 26, 2002, the Company changed its state of incorporation from Arizona to Delaware. The reincorporation was accomplished through a statutory merger of Lipid Sciences, Inc., an Arizona corporation (“Lipid Arizona”), into a newly formed Delaware corporation of the same name (“Lipid Delaware”). As a result of the merger, each outstanding share of Lipid Arizona Common Stock, no par value, was automatically converted into one share of Lipid Delaware Common Stock, par value $0.001. This change in the Company’s state of incorporation was approved by the holders of a majority of the Company’s outstanding shares of Common Stock at the Company’s annual meeting of stockholders on June 18, 2002. There was no impact on the Company’s financial condition or results of operations as a result of the reincorporation.

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

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lipid purchased the shares from Sun NZ, L.L.C. upon completion of the merger, after which the shares were retired. As of December 31, 2001, there were 21,246,222 shares of common stock issued and outstanding.

      Pursuant to the merger, we notified all shareholders who either did not vote or did not vote in favor of the merger of their option of becoming a holder of “dissenting shares” as defined in Chapter 13 (“Chapter 13”) of the California Corporations Code. We determined that in accordance with Section 1300(a) of Chapter 13, the fair market value of a dissenting share as of the day before the first announcement of the terms of the merger was $7.00. In order to pursue dissenters’ rights and receive cash for each dissenting share, the dissenting shareholder was required to make a written demand for purchase of the shares in cash, and the demand must have been received by the President of the Company within 30 days of the mailing of the notice. If the Company and the dissenting shareholder agreed upon the price of the shares, then the Company was required to pay the shareholder the agreed price for the dissenting shares. The dissenting shareholder was also required to surrender their share certificate in order to receive payment of the price. Pursuant to two such notices from dissenting shareholders, we paid approximately $470,400 to repurchase 67,200 shares of Pre-Merger Lipid common stock, the equivalent of 104,767 shares of our common stock. All repurchased shares were retired.

      In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and must continue to hold their shares in direct registered form through November 29, 2003 to qualify to receive the additional stock with respect to each perfected right. Transfer of shares before November 29, 2003 will disqualify the right with respect to each of the transferred shares. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. The number of outstanding shares of common stock would increase, having the effect of diluting earnings per share. As of December 31, 2002, 2,954,822 rights were perfected with an additional 105,518 rights pending determination. If all of the holders of perfected rights remain qualified to receive the additional shares on November 29, 2003, the issuance will dilute stockholders by up to 12.6%, based on 21,141,455 shares outstanding as of December 31, 2002.

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

      We also issued a warrant to purchase 779,510 shares of common stock to SRI at an exercise price of $3.21 per share in connection with a development agreement (see Note 6 of the Consolidated Financial Statements).

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

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Option Plans

      Prior to the merger, we maintained stock-based compensation plans for our employees, consultants and Directors. The 2000 Stock Option Plan (the “2000 Plan”), adopted by the Board of Directors in May 2000 and approved by stockholders on March 20, 2001, allows for the granting of options for up to 3,118,040 shares of common stock. Stock options granted under the 2000 Plan may be either incentive stock options or nonstatutory stock options. Options may be granted with exercise prices not less than the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. All options granted pursuant to the 2000 Plan are to have a term not greater than 10 years from the date of grant. Options vest as determined by the Board of Directors, generally over four years (but not less than 20% of the total number of shares granted per year).

      In October 1997, the Company’s Board of Directors approved the New Mexico and Arizona Land Company 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provides that the following types of awards may be granted under the 1997 Plan: stock appreciation rights (“SARs”); incentive stock options (“ISOs”); non-qualified stock options (“NQSOs”); restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals. Under the 1997 Plan, awards may be granted with respect to a maximum of 900,000 shares of the Company’s common stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company. We assumed the 1997 Plan as a result of the merger.

      In November 2001, the Company’s Board of Directors approved the 2001 Performance Equity Plan (the “2001 Plan”). The stockholders approved the Plan on November 29, 2001. The 2001 Plan allows for the granting of options for up to 5,000,000 shares of common stock to employees, officers, consultants, and Directors. The number of shares authorized automatically increases on January 1, in each of the calendar years 2002, 2003, 2004, 2005 and 2006 by an amount equal to 3% of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, if the 2001 Plan is then in effect, but in no event shall any annual increase exceed 500,000 shares of common stock as reflected on the stock ledger of the Company. Stock options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options. Options may be granted with exercise prices not less than the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. All options granted pursuant to the 2001 Plan are to have a term not greater than 10 years from the date of grant. Options vest as determined by the Board of Directors, generally over four years (but not less than 20% of the total number of shares granted per year).

      At December 31, 2002, options to purchase 4,644,339 common shares remain available for grant under all the plans.

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

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity under the Plans was as follows:

		Outstanding Options

			Weighted-
			Average
	Shares Available	Number of	Exercise
	for Grant	Shares	Price

Shares authorized	3,118,040	—	$—
Options granted	(2,034,523)	2,034,523	2.47

Balance at December 31, 2000	1,083,517	2,034,523	2.47
Additional shares authorized	5,000,000	—	—
Options granted	(1,127,175)	1,127,175	4.16
Options forfeited	109,257	(109,257)	3.21
Options assumed during merger	271,614	628,386	9.53

Balance at December 31, 2001	5,337,213	3,680,827	4.17
Additional shares authorized	500,000	—	—
Options granted	(1,297,894)	1,297,894	5.34
Options forfeited	105,020	(105,020)	4.66

Balance at December 31, 2002	4,644,339	4,873,701	$4.47

      At December 31, 2002, 2001 and 2000, 2,507,772, 1,411,086 and 168,894 options, respectively, were exercisable under the Plans. All options granted in 2002, 2001 and 2000 were granted at fair value. The weighted-average fair value of options granted for the periods ended December 31, 2002, 2001 and 2000, was $3.76, $2.79 and $1.66, respectively. The weighted-average fair value of options that are exercisable for the periods ended December 31, 2002, 2001, and 2000, was $5.02, $5.78, and $7.63, respectively.

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual	Average	Number of	Average
	Shares	Life (In	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Years)	Price	Exercisable	Price

$ 1.55 - $ 3.21	2,217,212	7.53	$2.53	1,153,675	$2.56
3.50 - 5.13	1,289,929	8.06	4.38	547,824	4.48
6.00 - 9.67	1,074,960	8.72	6.62	514,673	7.29
10.46 - 13.11	291,600	6.96	11.76	291,600	11.76

$ 1.55 - $13.11	4,873,701	7.90	$4.47	2,507,772	$5.02

      In conjunction with the merger, 90,000 options of the 628,386 NZ options assumed as a result of the merger became fully vested pursuant to existing change of control agreements at the close of the merger on November 29, 2001. This acceleration of vesting was provided in the terms of the original NZ grants.

      We also granted an option to purchase 155,902 shares of common stock outside the Plan to a member of our Board of Directors in May 2000. The option carries an exercise price of $2.25 per share, and has a remaining contractual life of approximately 7.40 years at December 31, 2002. The option vests one-third immediately, with the remaining two-thirds vesting in two equal annual installments on the next two anniversaries of the date of grant.

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, we also granted an option to purchase 7,796 shares of common stock outside the Plan for services rendered in a private placement transaction. The option carries an exercise price of $3.21 per share, and has a remaining contractual life of approximately 2.77 years at December 31, 2002. The option vested immediately as of the date of grant.

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

      We have recorded compensation income of approximately $168,000 in 2002 and compensation expense of approximately $2,936,000 and $567,000 with respect to these options in 2001 and 2000, respectively. We recorded an additional $9,000 of compensation expense in 2002 related to incentive stock options granted to Dr. Radlick, our former CEO, which continued to vest through December 31, 2002. Compensation charges were based on the Black-Scholes method with the following assumptions:

	2002	2001	2000

Risk free interest rate	3.74%	3.86%	6.00%
Expected life (in years)	2.89	3.60	5.00
Expected volatility	80.0%	80.0%	80.0%
Expected dividend yield	—	—	—

Pro Forma Disclosure of the Effect of Stock-Based Compensation

      Pro forma information regarding the results of operations is required by SFAS No. 123, which requires that the information be determined as if the Company had accounted for its employee stock options using the fair value method of SFAS No. 123. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model. The fair values of the options granted were estimated on the dates of their grant using the Black-Scholes option valuation model based on the following assumptions:

	2002	2001	2000

Risk free interest rate	4.71%	4.64%	6.00%
Expected life (in years)	5.0	5.0	5.0
Expected volatility	80.0%	80.0%	80.0%
Expected dividend yield	—	—	—

      The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value of the estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11:     DISCONTINUED OPERATIONS

      As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences’ biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of December 31, 2002 and 2001 are as follows:

	2002	2001

	(In thousands)
Current assets	$44	$1,097
Property and equipment	7,866	30,119
Commercial real estate loans	1,326	16,242
Notes and receivables	7,672	12,511
Deferred income taxes	—	29
Investments in joint ventures	—	2,442

Total assets held for disposal	16,908	62,440

Current liabilities	172	1,267
Non-current liabilities	—	14,564
Deferred income taxes	—	7,831

Total liabilities held for disposal	172	23,662

Net assets held for disposal	$16,736	$38,778

      Income from discontinued operations reflected in the accompanying statements of operations is comprised of the following:

	2002	2001	2000

	(In thousands)
Revenues	$4,764	$424	$—
Gain on disposal of assets	1,412	70	—
Operating expenses of discontinued operations	(5,203)	(496)	—

Net income (loss) from discontinued operations before taxes	$973	$(2)	$—

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12:     INCOME TAXES

      Income tax benefit is comprised of the following:

	For the Years
	Ended
	December 31,

	2002	2001

	(In thousands)
Current:
Federal	$(8)	$—
State	(13)	—
Foreign	(23)	—

Total current tax benefit	(44)	—
Deferred:
Federal	4,642	1,711
State	1,119	463

Total income tax benefit	$5,717	$2,174

      The reconciliation of the computed statutory income tax benefit to the effective income tax benefit follows:

	For the Years Ended
	December 31,

	2002	2001

	(In thousands)
Statutory federal income tax expense	$7,111	$5,389
State income taxes, net of federal benefit	729	305
Valuation Allowance	(3,694)	(2,929)
Research Tax Credit	644	—
Other	927	(591)

Total income tax benefit	$5,717	$2,174

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes are recorded based upon differences between the financial statements and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

      The deferred income taxes are comprised of the following:

	2002	2001

	(In thousands)
Current deferred tax assets and liabilities:
Accruals and deferred compensation	$645	$497
Basis difference in assets	(6)	—
Commercial real estate loans/deferred revenue	(53)	—
Capitalized acquisition costs	654	—
Other	142	29
Valuation allowance	(1,382)	—

Total current deferred tax assets	$—	$526

Noncurrent deferred tax assets and liabilities:
Net operating losses	$5,597	$4,530
Stock options	1,543	—
Basis difference in assets	(26)	(6,386)
Research and development credits	2,061	444
Other	7	(143)
Valuation allowance	(9,182)	(4,732)

Total non current deferred tax assets	$—	$(6,287)

      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a valuation allowance at December 31, 2002 due to the uncertainty of realizing future tax benefits from certain of its net operating loss (“NOL”) carryforwards and credits.

      Under Internal Revenue Code (“IRC”) Section 384, if a corporation acquires control of another corporation or acquires the assets of a corporation in a merger and either corporation is a “gain” corporation, post-merger taxable income attributable to net built-in gains cannot be offset by pre-acquisition losses except those losses originated by the company with the net built-in gain.

      In addition, IRC Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

      The income tax benefit of $5,717,000 reflects a combined income tax benefit for the continuing and discontinued operations. This amount consists of an income tax benefit of $6,081,000 and an income tax expense of $364,000 for the continuing and discontinued operations, respectively.

      At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $15,000,000 and $7,000,000 respectively. These carryforwards begin to expire in 2020 and 2012 for federal and state purposes, respectively. The Company also has available federal and

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California research and development tax credit carryforwards of approximately $1,000,000 and $1,000,000, respectively. These carryforwards begin to expire in 2020 for federal tax purposes.

NOTE 13:     UNAUDITED QUARTERLY FINANCIAL INFORMATION

      Certain unaudited quarterly financial information for the year ended December 31, 2002 and 2001 is presented below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share amounts)
2002
Revenue	$—	$—	$—	$—
Loss from operations	$(3,986)	$(5,762)	$(6,058)	$(5,918)
Net loss	$(2,556)	$(3,702)	$(3,968)	$(4,568)
Basic and diluted net loss per share	$(0.12)	$(0.18)	$(0.19)	$(0.22)
2001
Revenue	$—	$—	$—	$—
Loss from operations	$(3,814)	$(3,015)	$(3,151)	$(6,224)
Net loss	$(3,697)	$(2,875)	$(3,080)	$(4,025)
Basic and diluted net loss per share	$(0.25)	$(0.18)	$(0.19)	$(0.24)

NOTE 14:     SEGMENTS

      As a result of the merger between Pre-Merger Lipid and NZ, the Company was previously organized into two segments, Biotechnology and Real Estate. The Biotechnology segment is primarily engaged in the research and development of products and processes focused on treating major medical indications in which lipids, or fat components, play a key role. As part of the merger, we announced our intent to conduct an orderly disposition of the real estate assets, including commercial real estate loans, acquired to fund the ongoing operations of Lipid Sciences. On March 22, 2002, we approved a plan to dispose of the Real Estate segment and intend to focus on Biotechnology in the future. Substantially all of the assets and liabilities of the Real Estate segment are included in the discontinued operations plan formalized by the Company on March 22, 2002 (see Note 11 of the Consolidated Financial Statements).

NOTE 15:     SUBSEQUENT EVENTS

      On January 28, 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. As a result, we ceased all operations in Australia and will record a restructuring charge associated with the elimination of certain management and other staff positions in the first quarter of 2003.

SCHEDULE III —

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

				Cost
		Initial cost to		capitalized	Gross amount at which carried at
		Company		subsequent to	close of period(1)
				acquisition
			Buildings and			Buildings and		Accumulated	Date
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total(a)	Depreciation(b)	Acquired

	(In thousands)
Unimproved Properties
California	$—	$4,941	$—	$298	$5,239	$—	$5,239	$—	2002
New Mexico	—	861	—	—	861	—	861	—	various
Properties Under Development
New Mexico	—	1,600	—	68	1,668	—	1,668	—	1986

	$—	$7,402	$—	$366	$7,768	$—	$7,768	$—

(1)	Tax basis is $8,240,000

(a)     Note to Schedule III-Real Estate and Accumulated Depreciation

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Balance at beginning of year	$29,887	$—	$—
Additions during year:
Acquisitions through merger	—	29,922	—
Other Acquisition	6,222	—	—
Improvements	366	2	—
Deductions during year:
Cost of real estate sold	(28,707)	(37)	—

Balance at close of year	$7,768	$29,887	$—

(b)     Note to Schedule III-Real Estate and Accumulated Depreciation

	Years Ended
	December 31,

	2002	2001	2000

	(In thousands)
Balance of accumulated depreciation at beginning of year	$43	$—	$—
Additions during year:
Acquisitions through merger	—	—	—
Current year depreciation	134	43	—
Deductions during year:
Real estate sold	(177)	—	—

Balance at close of year	$—	$43	$—

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE
December 31, 2002

						Principal
						amount of
						loans
						subject to
		Final	Periodic	Face	Carrying	delinquent
	Interest	maturity	payment	amount of	amount of	principal or
Description	rate	date	terms	mortgages	mortgages(3)(a)	interest

	(In thousands)
Mortgages on:
Unimproved Land Sales:
Arizona	11%	2014	Quarterly(2)	$136	$113	$136
Colorado	10%	2003	Quarterly(1)	1,000	830
Residential Land under Development:
Arizona	9.25%	2007	Monthly(1)	455	409
Arizona	9.25%	2007	Monthly(1)	6,045	5,440
Commercial Land Under Development — Arizona	10%	2004	Annually(1)	867	720
Commercial Land Unimproved — Utah	12.75%	2001	Monthly(1)	1,326	1,326	1,326

				$9,829	$8,838	$1,462

(1)	Level payments of interest

(2)	Level payments of principal plus interest on the unpaid balance

(3)	Tax basis is $9,082,000

(a)     Schedule IV-Mortgage Loans on Real Estate

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Balance at beginning of period
Additions during period:
New mortgage loans acquired through merger	$28,381	$—	$—
New mortgage loans	—	28,681	—
Deduction during period:	3,156	122	—
Collections of principal	(22,699)	(422)	—

Balance at close of year	$8,838	$28,381	$—

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIPID SCIENCES, INC.

/s/ SANDRA GARDINER

Sandra Gardiner
Chief Accounting Officer

Dated March 28, 2003

POWER OF ATTORNEY

      KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sandra Gardiner his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Lipid Sciences, Inc. and in the capacities indicated and on March 28, 2003.

Signature	Title	Date

/s/ SANDRA GARDINER Sandra Gardiner	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ FRANK M. PLACENTI Frank M. Placenti	Director	March 28, 2003

/s/ S. LEWIS MEYER, PH.D. S. Lewis Meyer, Ph.D.	Director	March 28, 2003

/s/ H. BRYAN BREWER, JR., M.D. H. Bryan Brewer, Jr., M.D.	Director	March 28, 2003

/s/ RICHARD G. BABBITT Richard G. Babbitt	Chairman	March 28, 2003

/s/ WILLIAM A. POPE William A. Pope	Director	March 28, 2003

/s/ GARY S. ROUBIN, M.D., PH.D. Gary S. Roubin, M.D., Ph.D.	Director	March 28, 2003

Explanatory Note:	The Company does not currently have a Chief Executive Officer. The highest ranking officer of the Company is currently the Chief Accounting Officer.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Sandra Gardiner, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Lipid Sciences, Inc.;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or person performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SANDRA GARDINER

Sandra Gardiner
Chief Accounting Officer

Date: March 28, 2003

Explanatory Note:	The Company does not currently have a Chief Executive Officer. The highest ranking officer of the Company is currently the Chief Accounting Officer.

CERTIFICATION OF CHIEF ACCOUNTING OFFICER

I, Sandra Gardiner, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Lipid Sciences, Inc.;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or person performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SANDRA GARDINER

Sandra Gardiner
Chief Accounting Officer

Date: March 28, 2003

Explanatory Note:	Currently, the Company’s principal financial officer is the Chief Accounting Officer.

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of July 9, 2001, by and between NZ Corporation and Lipid Sciences, Inc.(1)
2.2	Stock Purchase Agreement, dated as of July 9, 2001, by and between Sun NZ, L.L.C. and Lipid Sciences, Inc.(2)
3.1	Certificate of Incorporation(8)
3.2	Bylaws(8)
4.1	Form of Common Stock Certificate
4.2	Form of Rights Certificate**
4.3	Proxy, Standstill and Release Agreement dated December 2, 2002, among Lipid Sciences, Inc., the Director Parties, named therein, and KAI International, LLC and Bill E. Cham(9)
4.4	Irrevocable Proxy dated December 2, 2002 of KAI International, LLC(9)
4.5	Irrevocable Proxy dated December 2, 2002 of Bill E. Cham(9)
10.1	2001 Performance Equity Plan, as amended
10.2	2000 Stock Option Plan, as amended(3)
10.3	1997 Stock Incentive Plan(4)
10.4	Form of Indemnification Agreement between Lipid Sciences, Inc. and its directors and officers.
10.5	Intellectual Property License Agreement between Lipid Sciences, Inc. and Aruba International Pty. Ltd. dated December 30, 1999(5)*
10.6	Development Agreement between SRI International and Lipid Sciences, Inc., dated October 6, 2000(1)*
10.7	Amendment No. One to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 8, 2001(1)*
10.8	Amendment No. Two to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 28, 2001(5)
10.9	Amendment No. Three to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of May 12, 2001(1)*
10.10	MDB Capital Group, LLC Engagement Letter with Lipid Sciences, Inc., dated June 29, 2001(3)
10.11	Warrant and Shareholders Rights Agreement issued by Lipid Sciences, Inc. to SRI International under the Development Agreement dated March 8, 2001(5)
10.12	Service Agreement between Lipid Sciences, Inc. and Karuba International Pty. Ltd., dated November 27, 2001(7)
10.13	Deed among Lipid Sciences, Inc., Karuba International Pty. Ltd., and Bill E. Cham, dated November 29, 2001(7)
10.14	Employment Agreement with Phil Radlick, Ph.D., dated June 1, 2000(6)
10.15	Employment Agreement with Dale L. Richardson, dated July 26, 2000(6)
10.16	Employment Agreement with Jo-Ann B. Maltais, Ph.D., dated August 25, 2000(6)
10.17	Employment Agreement with Susan Capello, dated December 3, 2000(6)
10.18	Employment Agreement with Barry Michaels, dated April 2, 2001(7)
10.19	Employment Agreement with Marc Bellotti, dated July 2, 2001(6)
10.20	Employment Agreement with Jan Johansson, dated July 18, 2001(1)
10.21	Employment Agreement with R. Randy Stolworthy, dated November 30, 2001(7)
10.22	Form of Employee Confidential Information and Inventions Agreement entered into by all employees of Lipid Sciences, Inc.(6)
10.23	Employment Agreement with Sandra Gardiner, dated February 1, 2001.

Exhibit
Number	Description

10.24	Agreement (including Release) between Lipid Sciences, Inc. and Phillip C. Radlick, Ph.D., dated as of October 15, 2002
10.25	Separation Agreement and General Release between Lipid Sciences, Inc. and Barry Michaels, dated as of January 28, 2003.
21.1	Subsidiaries of Lipid Sciences, Inc.(7)
23.1	Consent of Deloitte & Touche LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors
24.1	Powers of Attorney (Included on Signature Page)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on October 30, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(2)	This exhibit is filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 10, 2001 and is incorporated herein by reference.

(3)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 7, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(4)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 9, 1998 (Registration No. 333-44017) and is incorporated herein by reference.

(5)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on August 16, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(6)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on September 24, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(7)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002 and is incorporated herein by reference.

(8)	This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 and is incorporated herein by reference.

(9)	This exhibit is filed as an exhibit to the joint Schedule 13D/A (Amendment No. 1) in respect of Lipid Sciences, Inc. filed by KAI International, Inc. and Bill E. Cham with the SEC on February 4, 2003 and is incorporated herein by reference.

*	Confidential treatment has been granted with respect to certain portions of these agreements.

**	The Company intends to issue Rights Certificates to the Rights Holders, but has not yet done so. The entitlements of the Rights Holders are described in our Registration Statement on Form S-4/A filed with the SEC on October 30, 2001.