Form 10-Q
period 2003-03-31
LIPID SCIENCES INC/
filed 2003-05-15
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 0-497

Lipid Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-0433090 (I.R.S. Employer Identification No.)

7068 Koll Center Parkway, Suite 401, Pleasanton, California (Address of principal executive offices)	94566 (Zip Code)

(925) 249-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	21,141,455 shares outstanding at April 30, 2003

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended March 31, 2003

		Page No.

PART I
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002, and cumulative period from Inception (May 21, 1999) to March 31, 2003	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002, and cumulative period from Inception (May 21, 1999) to March 31, 2003	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27
PART II
Item 1.	Legal Proceedings	28
Item 2.	Changes in Securities	28
Item 3.	Defaults upon Senior Securities	28
Item 4.	Submission of Matters to a vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits and Reports on Form 8-K	28
SIGNATURES		29
CERTIFICATIONS		30
INDEX TO EXHIBITS FOR FORM 10-Q		32

PART I

ITEM 1. FINANCIAL STATEMENTS

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheet (Unaudited)

	March 31,	December 31,
(In thousands, except share amounts)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$17,211	$18,552
Short-term investments	—	2,000
Prepaid expenses and other current assets	417	537
Income tax receivable	—	—
Current deferred tax asset	—	—
Other current assets	13	36
Current assets of discontinued operations	10,192	10,339

Total current assets	27,833	31,464

Property and equipment	874	1,175
Notes receivable	6,569	6,569
Restricted cash	316	316
Non-current deferred tax asset	—	—

Total assets	$35,592	$39,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,961	$2,226
Related party payables	716	825
Accrued royalties	375	250
Accrued compensation	268	370
Income taxes payable	129	39
Current liabilities of discontinued operations	80	172

Total current liabilities	3,529	3,882

Deferred rent	37	36
Long-term liabilities of discontinued operations	—	—

Total long-term liabilities	37	36

Commitments and contingencies (Notes 7, 8, 9, 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 21,141,455 shares issued and outstanding at December 31, 2002 and March 31, 2003	21	21
Additional paid in capital	67,057	67,049
Deficit accumulated in the development stage	(35,052)	(31,464)

Total stockholders’ equity	32,026	35,606

Total liabilities and stockholders’ equity	$35,592	$39,524

See accompanying notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)

			Period from Inception
			(May 21, 1999) to
	Three Months Ended March 31,		March 31,
(In thousands, except per share amounts)	2003	2002	2003

Revenue	$—	$—	$—
Operating expenses:
Research and development	2,302	3,019	31,407
Selling, general and administrative	1,563	967	13,786

Total operating expenses	3,865	3,986	45,193

Operating loss	(3,865)	(3,986)	(45,193)
Interest and other income	218	184	1,968

Loss from continuing operations	(3,647)	(3,802)	(43,225)
Income tax (expense)/benefit	(95)	1,061	7,974

Net loss from continuing operations	(3,742)	(2,741)	(35,251)

Discontinued operations:
Income from discontinued operations	154	339	378
Income tax (expense)/benefit	—	(154)	(179)

Income from discontinued operations - net	154	185	199

Net loss	$(3,588)	$(2,556)	$(35,052)

Earnings/(loss) per share – basic and diluted:
Net (loss) per share continuing operations	$(0.18)	$(0.13)
Earnings per share discontinued operations	$0.01	$0.01
Net loss per share	$(0.17)	$(0.12)
Weighted average number of common shares outstanding – basic and diluted	21,141	21,186

See accompanying notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period from
			Inception
			(May 21,
	Three Months Ended		1999) to
	March 31,		March 31
(In thousands)	2003	2002	2003

Cash flows used in operating activities:
Net loss from continuing operations	$(3,742)	$(2,741)	$(35,251)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	85	53	389
Loss on disposal of assets	203	—	203
Accretion of discount on investments	—	—	(80)
Issuance of common stock to consultants and advisors	8	(351)	4,020
Issuance of warrants to consultants	—	—	1,044
Deferred income taxes	—	595	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	142	(77)	(430)
Restricted cash	—	(2)	(316)
Income taxes	90	1,698	129
Accounts payable and other current liabilities	(374)	483	626
Accrued royalties	125	125	375
Accrued compensation	(102)	97	268
Deferred rent	1	2	37

Net cash used in operating activities	(3,564)	(118)	(28,986)

Cash flows used in investing activities:
Capital expenditures	—	(122)	(1,479)
Proceeds from disposal of assets	14	—	14
Purchases of investments	—	—	(10,045)
Maturities and sales of investments	2,000	—	10,125

Net cash provided by/(used in) investing activities	2,014	(122)	(1,385)

Cash flows (used in)/provided by financing activities:
Acquisition of NZ Corporation – cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	(470)	(12,513)
Proceeds from sale of common stock, net of issuance costs	—	(19)	17,448
Proceeds from issuance of warrants	—	—	40

Net cash (used in)/provided by financing activities	—	(489)	23,778

Net decrease in cash and cash equivalents from continuing operations	(1,550)	(729)	(6,593)
Net cash provided by operating, investing, and financing activities of discontinued operations	209	5,803	23,804
Cash and cash equivalents at beginning of period	18,552	12,811	—

Cash and cash equivalents at end of period	$17,211	$17,885	$17,211

			Period from
			Inception
			(May 21,
	Three Months Ended		1999) to
	March 31,		March 31,
(In thousands)	2003	2002	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$302	$839
Income tax paid	—	—	1,542
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)

Fair value of assets acquired (other than cash)	$—	$—	$40,286
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs	$—	$—	$2,050

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

          In the course of our research and development activities, we have sustained continued operating losses and expect those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. We continue to expend significant cash resources in pursuit of our primary objectives, and at March 31, 2003, the remaining available cash and investments balance is $17.2 million. We anticipate that these assets and the cash raised from the disposal of remaining real estate and other assets held by the Company before the merger will provide sufficient working capital for our research and development activities for at least the next year. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings.

          The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

          The Condensed Consolidated Financial Statements presented are unaudited and in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial condition and results of operations as of and for the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 balance sheet, as presented, was derived from the audited Consolidated Financial Statements as of December 31, 2002. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

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

          In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and must continue to hold their shares in direct registered form through November 28, 2003 to continue to qualify for the right. Transfer of shares before November 29, 2003 will disqualify the right attached to the transferred shares. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. The number of outstanding shares of common stock would increase, having the effect of diluting earnings per share. As of March 31, 2003, 2,956,022 rights were perfected with an additional 104,468 rights pending determination. If all of the holders of perfected rights remain qualified to receive the additional shares on November 28, 2003, the issuance will dilute ownership of stockholders not holding rights by up to 12.6%, based on 21,141,455 shares outstanding as of March 31, 2003.

           The unaudited condensed consolidated results of operations from continuing operations on a pro forma basis as if the merger had occurred as of the beginning of the periods presented would be consistent with the results of continuing operations presented in the consolidated statements of operations.

NOTE 3: NET LOSS PER SHARE

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

          The Company computes its net loss per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had securities outstanding, which could potentially dilute basic earnings per share, but because the Company incurred a net loss for all periods presented, such securities were excluded from the computation of diluted net loss per share as their effect would have been antidilutive. These securities to purchase common stock, excluded from diluted loss per share, consist of the following:

	At March 31,

	2003	2002

Stock options	5,830,032	5,415,352
Warrants to purchase common stock	1,091,314	1,091,314
Contingently issuable shares pursuant to stock rights	3,060,490	—

	9,981,836	6,506,666

NOTE 4: STOCK COMPENSATION

          The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25.” The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

          Because the Company grants stock option awards at market value, there is no compensation expense recorded. Had compensation expense for the Company’s stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123—Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and earnings per share (EPS) would have been reduced to the pro forma amounts presented in the following table:

	At March 31,

	2003	2002

Reported net loss	$(3,588)	$(2,556)
Compensation expense for stock options	(363)	(844)

Pro forma net loss	$(3,951)	$(3,400)

Basic EPS:
As reported	$(0.17)	$(0.12)
Pro forma	$(0.19)	$(0.16)
Diluted EPS:
As reported	$(0.17)	$(0.12)
Pro forma	$(0.19)	$(0.16)

NOTE 5: RECENTLY ISSUED ACCOUNTING STANDARDS

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

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement superceded SFAS No. 121. SFAS No. 144 retained the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Lipid adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a significant impact on Lipid’s financial position, results of operations, or cash flows.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Lipid adopted the disclosure requirements of FIN 45 on January 1, 2003. Adoption of this statement did not have an impact on Lipid’s financial position, results of operations or cash flows.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual and quarterly disclosure requirements of SFAS No. 148 as of December 31, 2002 and March 31, 2003, respectively. The transitional provisions of SFAS No. 148 did not have an impact on the Company’s financial position, results of operations, EPS, or cash flows, as the fair value method has not been adopted.

NOTE 6: PROPERTY AND EQUIPMENT

          Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.

          Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Equipment	$999	$1,112
Leasehold improvements	237	368

	1,236	1,480
Less accumulated depreciation and amortization	(362)	(305)

Total property and equipment, net	$874	$1,175

NOTE 7: DEVELOPMENT AGREEMENT

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

          We also issued SRI a warrant to purchase 779,510 shares of common stock at an exercise price of $3.21 per share. The warrant vested with respect to 233,853 shares upon completion of Phase I, with the remaining 545,657 shares vesting upon completion of Phase II. On May 12, 2001, the Development Agreement was amended with respect to the remaining unvested warrant shares to purchase 545,657 shares of common stock related to Phase II. This amendment splits Phase II into two development milestones with 272,829 warrant shares vesting at the completion of each milestone. If either development milestone is discontinued at the option of the Company, all 545,657 remaining warrant shares will vest at the completion of the remaining milestone.

          Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000. The completion of Phase I resulted in the vesting of 233,853 warrant shares to purchase our common stock becoming fully vested. On this date, we recognized an expense of $847,000, based upon the fair market value of the warrant shares on the date of vesting, using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of seven years.

          Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program were limited to $6,300,000. On July 26, 2002, funding to SRI for the continued development of Phase II was increased to $9,500,000. For the three month periods ended March 31, 2003 and March 31, 2002, approximately $521,000 and $1,590,994, respectively, was charged to operations for fees related to Phase II. As of March 31, 2003, neither milestone related to Phase II was completed, consequently no value has been assigned to the remaining 545,657 warrant shares which vest upon completion of such milestones. Consistent with our new strategic direction announced on January 28, 2003, we have refocused SRI efforts to support our VPI platform and spending related to Phase II development has been significantly reduced.

NOTE 8: RELATED PARTY TRANSACTIONS

          In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the three month periods ended March 31, 2003 and 2002 we have expensed $125,000 and $125,000, respectively, related to this agreement. Amounts for 2003 and 2002 were charged to research and development expense.

          Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement automatically renews every year. Either party may terminate the agreement, without cause, upon thirty days written notice. However, if we terminate the agreement, we will be required to pay Karuba an amount equal to one third of the annual fee. For the three month periods ended March 31, 2003 and 2002, approximately $71,000 and $62,000, respectively, was expensed to research and development under this agreement of which zero is included in accounts payable at March 31, 2003.

          In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. Approximately $1,400,000 of the advisory fee was paid during the twelve months ended December 31, 2002 and $109,000 during the three month period ended March 31, 2003.

NOTE 9: RESTRUCTURING

          In December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets.

          On January 28, 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. As a result, we are focusing our research and development on our proprietary Viral Pathogen Inactivation (VPI™) platform. In connection with this new strategic direction, we have discontinued our Phase 1 human clinical trial in Australia, which was paused in the third quarter of 2002, and ceased all operations in Australia. In addition, we are aligning our clinical trial efforts toward the development of our VPI platform and U.S.-based clinical trials. In the three month period ended March 31, 2003, we recorded restructuring charges of approximately $1,100,000 related to this restructuring.

           In connection with these restructuring initiatives, we have recorded the following:

	Real Estate Restructuring		Strategic Restructuring

	Severance		Severance	Cessation
	& Related	Lease	& Related	Australian	Facility
	Benefits	Termination	Benefits	Operations	Related	Total

Accrual as of December 2001	$705,000	$180,000	$—	$—	$—	$885,000
Amount utilized during the three months ended March 31, 2002	—	—	—	—	—	—
Amount utilized during the three months ended June 30, 2002	—	—	—	—	—	—
Amount utilized during the three months ended September 30, 2002	(34,000)	—	—	—	—	(34,000)
Amount utilized during the three months ended December 31, 2002	(52,000)	—	—	—	—	(52,000)

Accrued balance as of December 31, 2002	619,000	180,000	—	—	—	799,000

Accrued during the three months ended March 31, 2003	—	—	727,000	212,000	161,000	1,100,000
Amount utilized during the three months ended March 31, 2003	(36,000)	(124,000)	(264,000)	(195,000)	(154,000)	(773,000)

Accrued balance as of March 31, 2003	$583,000	$56,000	$463,000	$17,000	$7,000	$1,126,000

          We expect the restructuring related to NZ to be completed in the first half of 2003 with all accrued amounts paid within twelve months of the restructuring completion. The restructuring related to our new strategic direction to develop our VPI platform was completed during the first quarter of 2003 with all accrued amounts to be paid by the end of the first quarter 2004. As of March 31, 2003, we have utilized approximately $246,000 of the accrual set up for real estate restructuring purposes and $613,000 of the accrual related to the implementation of our new strategic plan.

NOTE 10: DISCONTINUED OPERATIONS

          As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences’ biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of March 31, 2003, are as follows:

(In thousands)

Prepaid assets	$14
Property and equipment	7,868
Commercial real estate loans	1,285
Notes and receivables	1,025
Deferred income taxes	—
Investments in joint ventures	—

Total assets held for disposal	10,192

Current liabilities	80
Non-current liabilities	—
Deferred income taxes	—

Total liabilities held for disposal	80

Net assets held for disposal	$10,112

          During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 and March 31, 2003 were reclassified from current assets of discontinued operations to notes receivable. Although we may dispose of these assets prior to their maturities, they may also be held to term if we cannot obtain favorable terms for disposal. The results of operations of this component, previously reported in discontinued operations, have been reclassified and included in interest and other income for all periods presented. Income of $170,000, $170,000 and $917,000 for the three months ended March 31, 2003, March 31, 2002 and the period from Inception (May 21, 1999) to March 31, 2003, respectively, have been reclassified to interest and other income. Additionally, all related income tax expenses/benefits have been reclassified accordingly.

NOTE 11: INCOME TAXES

          The Company’s effective tax rate was 0.73% in the first quarter of 2003 and effective tax benefit rate was 27.33% in 2002. The effective tax rate was calculated using an estimate of our expected annual pretax income for 2003. The effective tax rate for 2003 differed from the statutory federal income tax rate primarily due to additional valuation allowances provided.

          A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. We established a valuation allowance at March 31, 2003 due to the uncertainty of realizing future tax benefits from certain of its net operating loss carryforwards and credits.

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

          This Form 10-Q contains forward-looking statements concerning plans, objectives, goals, strategies, future events or performance as well as all other statements which are not statements of historical fact. These statements contain words such as, but not limited to, “believes,” “anticipates,” “expects,” “estimates,” “projects,” “will,” “may” and “might.” The forward-looking statements contained in this Form 10-Q reflect our current beliefs and expectations on the date of this Form 10-Q. Actual results, performance or outcomes may differ materially from what is expressed in the forward-looking statements. We have discussed the important factors, which we believe could cause actual results, performance or outcomes to differ materially from what is expressed in the forward-looking statements, under the caption “Factors That May Affect Future Results and Financial Condition.” We are not obligated to publicly announce any revisions to these forward-looking statements to reflect a change in facts or circumstances.

          You should read the discussion below in conjunction with Part I, Item 1., “Financial Statements,” of this Form 10-Q and Part II, Items 7., 7A. and 8., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Financial Statements and Supplementary Data,” respectively, of our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

          We are a development-stage biotechnology company that is conducting research and developing products and processes intended to treat major medical conditions in which lipids, or fat components, play a key role. Our technologies are based on a patented process that selectively removes lipids from proteins. We believe that this unique delipidation process has the potential for far-reaching implications related to human health. It may provide an effective therapeutic effect on many infectious agents, including the viruses that cause AIDS, Hepatitis B and C, as well as reverse cardiovascular and cerebrovascular disease.

          We are developing our basic delipidation technology as two complementary technology platforms. The first platform, Viral Pathogen Inactivation (VPI™) is designed to remove lipid from lipid-enveloped viruses, bacteria and other lipid-enveloped infectious agents from the blood stream. Examples of viruses with lipid envelopes that may be treatable by our VPI system include HIV, Hepatitis B, and Hepatitis C. The second platform, Vascular Lipid Removal (VLR™) is focused on treating atherosclerosis, which results from an overabundance of lipids in the vascular system. Our VLR platform is targeted at treating conditions such as heart disease, stroke and peripheral vascular disease.

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

          In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and must continue to hold their shares in direct registered form through November 29, 2003 to qualify to receive the additional stock with respect to each perfected right. Transfer of shares before November 29, 2003 will disqualify the right with respect to each of the transferred shares. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. As of March 31, 2003, 2,956,022 rights were perfected with an additional 104,468 rights pending determination. If all of the holders of perfected rights remain qualified to receive the additional shares on November 29, 2003, the issuance will dilute ownership of stockholders not holding rights by up to 12.6%, based on 21,141,455 shares outstanding as of March 31, 2003.

           In the course of our research and development activities, we have sustained continued operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. We approved a discontinued operations plan on March 22, 2002, to dispose of substantially all of the real estate and other assets held by the Company before the merger. During 2002, we disposed of most of these assets. As described under “Results of Discontinued Operations – Three Months Ended March 31, 2003”, we reclassified certain of these assets to assets held for use (see Note 10 of the Condensed Consolidated Financial Statements). We intend to finance our operations through the disposition of the remaining real estate and other assets held by the Company before the merger, through public or private equity or debt financings, the pursuit of research and development grants, and cash on hand. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses upon receiving all relevant approvals. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

           Our business was organized into two segments: Biotechnology and Real Estate. Our Biotechnology segment is focused on research and development of products and processes intended to treat major medical conditions in which lipid, or fat components, play a key role. As a result of the merger with NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger we announced our intent to conduct an orderly disposition of these assets and on March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment. The plan identified the major assets to be disposed of, the expected method of disposal, and the period expected to be required for completion of the disposal.

          In December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets. As of March 31, 2003 we have utilized approximately $246,000 of the accruals set up for the real estate restructuring purposes. We expect this restructuring to be completed in the first half of 2003 with all accrued amounts paid within twelve months of the restructuring completion (see Note 9 of the Condensed Consolidated Financial Statements).

           On January 28, 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. As a result, we are focusing our research and development on our proprietary VPI platform. The first indication being pursued by the Company to demonstrate the efficacy of our VPI platform technology is HIV. In connection with this new strategic direction we have discontinued our Phase 1 human clinical trial in Australia, which was paused in the third quarter of 2002, and ceased all operations in Australia. The preliminary results from the clinical trial in Australia have advanced the science and improved the safety of our proprietary delipidation process. We believe we have identified and mitigated the cause of the adverse events experienced in that trial. For strategic reasons, however, we are aligning our clinical trial efforts toward a VPI platform and U.S.-based clinical trials. Although our strategic plan is projected to reduce operating expenses in the second half of 2003 by approximately 30% to 40% when measured against the same period in 2002, we cannot assure you that such reduction will be sufficient to permit the Company to succeed in its development efforts with currently available funds.

          The new direction is part of a comprehensive strategic plan being implemented by the Company. In connection with the adoption of that plan, we also have restructured our business operations. The strategic plan was recommended by the management team and approved by the Board of Directors. As part of the cost-savings goal of the strategic plan, Barry D. Michaels resigned as Chief Financial Officer and certain other management and other staff positions have been eliminated. Sandra Gardiner, the Company’s Vice President, Controller and Corporate Secretary, has assumed the newly created position of Chief Accounting Officer. In related appointments, Marc Bellotti, who was Vice President of Product Development, has assumed the position of Vice President, Research and Development. Dale Richardson, who was Vice President of Marketing and Sales, has assumed the position of Vice President, Business Development. Although we believe our strategic plan will lead to a reduction in our operational expenses, we cannot assure you that such reduction will be realized. In the three month period ended March 31, 2003, we recorded and utilized restructuring charges of approximately $1,100,000 and $613,000, respectively, related to the implementation of the strategic plan. The restructuring associated with the implementation of the strategic plan was completed during the first quarter of 2003 with all accrued amounts to be paid by the end of the first quarter 2004.

Recent Developments

          On April 14, 2003, S. Lewis Meyer, Ph.D. was elected President and Chief Executive Officer of Lipid Sciences, Inc. Dr. Meyer replaces Phil Radlick, Ph.D., who resigned in October 2002 and served as an advisor to the Company through February 2003. Dr. Meyer will continue to serve as a Director and member of the Executive Committee. Dr. Meyer has stepped down as Chairman of the Audit and Compensation Committees and is no longer serving on the Nominating Committee. Mr. Babbitt replaced Dr. Meyer as Chairman of the Audit Committee and H. Bryan Brewer, Jr., M.D., was elected to serve on the Nominating Committee.

          On May 1, 2003, Nasdaq informed us that for the last 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion in the Nasdaq National Market. Therefore, in accordance with Nasdaq Rules, we will be provided 180 days, or until October 28, 2003, to regain compliance. If, at any time before October 28, 2003 the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, Nasdaq will provide written notification that we have achieved compliance with this rule. If compliance cannot be demonstrated by October 28, 2003, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal this determination to a Listing Qualifications Panel or may apply to transfer our securities to The Nasdaq Small Cap Market.

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

Income Taxes

          The Company follows SFAS No.109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Restructuring Activities

          We record restructuring reserves for certain costs associated with disposition of assets and business restructuring activities. Such costs are recorded as a current liability and primarily include severance and related benefits, lease terminations, cessation of operations and facility contract obligations. Inherent in the estimation of these costs are assessments related to the most likely or expected outcome of the significant actions to accomplish the restructuring. We review the status of restructuring activities on a quarterly basis and, if appropriate, record charges or adjustments based on updated estimates.

          The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Our significant accounting policies are more fully described in our audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2002, which appear in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2003.

Recently Issued Accounting Standards

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

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement superceded SFAS No. 121. SFAS No. 144 retained the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used; and (ii) measurement of the impairment of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Lipid adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a significant impact on Lipid’s financial position, results of operations, or cash flows.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Lipid adopted the disclosure requirements of FIN 45 on January 1, 2003. Adoption of this statement did not have an impact on Lipid’s financial position, results of operations or cash flows.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual and quarterly disclosure requirements of SFAS No. 148 as of December 31, 2002 and March 31, 2003, respectively. The transitional provisions of SFAS No. 148 did not have an impact on the Company’s financial position, results of operations, EPS, or cash flows, as the fair value method has not been adopted.

Results of Continuing Operations – Three Months Ended March 31, 2003 and 2002

          Net Revenue. We had no revenues from continuing operations from Inception (May 21, 1999) through March 31, 2003. Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of lipid-enveloped viruses (Viral Pathogen Inactivation) and cardiovascular disease (Vascular Lipid Removal).

          Research and Development Expenses. Research and development expenses include applied research, product development, clinical testing, and regulatory expenses. Research and development expenses decreased approximately $717,000, or 24%, to $2,302,000 in the first quarter of 2003 from $3,019,000 for the same period in 2002. The decrease is due primarily to reduced external development services and the cessation of all operations in Australia in January 2003. Consistent with our new strategic direction announced on January 28, 2003, we have refocused SRI efforts to support our VPI platform and spending related to Phase II development has been significantly reduced.

          While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of potential indications with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a platform-by-platform basis. For the three months ended March 31, 2003, however, we estimate that the majority of our research and development expense was associated with our primary platform, Viral Pathogen Inactivation.

          Selling, General and Administrative Expenses. General and administrative expenses increased approximately $596,000, or 62%, to $1,563,000 in the first quarter of 2003 from $967,000 for the same period in 2002. The increase is due primarily to restructuring charges related to the implementation of our comprehensive strategic plan commenced on January 28, 2003, director fees and expenses, and patent legal fees.

          Interest and Other Income. Interest and other income for the first quarter of 2003 increased approximately $34,000, or 18%, to $218,000 from $184,000 for the same period in 2002. The increase is due primarily to higher cash balances for continuing operations in the three month period ended March 31, 2003 compared to the same period in 2002. Interest income earned on the cash acquired in the merger between Pre-Merger Lipid and the Company is presented as part of income from discontinued operations through March 31, 2002.

Results of Discontinued Operations – Three Months Ended March 31, 2003

          During the three months ended March 31, 2003, we disposed of one residential lot in New Mexico, for a gross sales price of approximately $225,000. In this transaction, we received cash of approximately $208,000, net of commissions, title fees, closing costs and pro-rations of property taxes. Also during the three months ended March 31, 2003, approximately $578,000 was collected in principal payments from commercial real estate notes and other notes receivable.

          During the three months ended March 31, 2003 we invested approximately $142,000 of cash in the improvement of 15 residential lots in San Diego County, California, which we obtained through a foreclosure in 2002.

          As of March 31, 2003, the remaining assets in the disposal group were primarily other notes receivable, one commercial real estate loan, mineral rights, vacant industrial land in New Mexico, and residential lots in New Mexico and California.

          During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 and March 31, 2003 were reclassified from current assets of discontinued operations to notes receivable. Although we may dispose of these assets prior to their maturities, they may also be held to term if we cannot obtain favorable terms for disposal. The results of operations of this component, previously reported in discontinued operations, have been reclassified and included in interest and other income for all periods presented. Income of $170,000, $170,000 and $917,000 for the three months ended March 31, 2003, March 31, 2002 and the period from Inception (May 21, 1999) to March 31, 2003, respectively, have been reclassified to interest and other income. Additionally, all related income tax expenses/benefits have been reclassified accordingly.

Liquidity and Capital Resources

          Pre-Merger Lipid financed its operations principally through two private placements of equity securities, which yielded net proceeds of approximately $16,900,000, and the sale of common stock to one of its founders. The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs, through March 31, 2003.

          The net cash used in continuing operating activities was approximately $3,600,000, $100,000, and $29,000,000 for the three months ended March 31, 2003, March 31, 2002, and the period from Inception (May 21, 1999) to March 31, 2003, respectively, resulting primarily from operating losses incurred as adjusted for income taxes and non-cash stock compensation charges. The net cash provided by investing activities was approximately $2,000,000 for the three months ended March 31, 2003, primarily attributable to the maturities and sales of short-term investments. The net cash used in investing activities was approximately $100,000 and $1,400,000 for the three months ended March 31, 2002, and the period from Inception (May 21, 1999) to March 31, 2003, respectively, primarily attributable to the purchase, maturities and sales of short-term investments and the purchase of capital equipment. Net cash provided by financing activities was zero for the three months ended March 31, 2003 and $23,800,000 for the period from Inception (May 21, 1999) to March 31, 2003, which was primarily due to the acquisition of NZ Corporation and the sale of equity securities in private placement transactions. Net cash used in financing activities of approximately $500,000 for the three months ended March 31, 2002 was primarily attributable to the repurchase of common stock from dissenting stockholders and additional accrued merger costs. Net cash provided by discontinued operations of approximately $200,000, $5,800,000, and $23,800,000 for the three months ended March 31, 2003, March 31, 2002, and the period from Inception (May 21, 1999) to March 31, 2003, respectively, was primarily due to the sale of real estate assets and collection of principal payments on commercial real estate loans and other notes receivable.

          In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. As consideration for the license, we issued 4,677,060 shares of our common stock valued at $250,000 to Aruba. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the three month periods ended March 31, 2003 and 2002 we expensed $125,000 and $125,000, respectively, related to this agreement, which were charged to research and development expense.

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

          We also issued SRI a warrant to purchase 779,510 shares of common stock at an exercise price of $3.21 per share. The warrant vested with respect to 233,853 shares upon completion of Phase I, with the remaining 545,657 shares vesting upon completion of Phase II. On May 12, 2001, the Development Agreement was amended with respect to the remaining unvested warrant shares to purchase 545,657 shares of common stock related to Phase II. This amendment splits Phase II into two development milestones with 272,829 warrant shares vesting at the completion of each milestone. If either development milestone is discontinued at the option of the Company, all 545,657 remaining warrant shares will vest at the completion of the remaining milestone.

          Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000. The completion of Phase I resulted in the vesting of 233,853 warrant shares to purchase our common stock becoming fully vested. On this date, we recognized an expense of $847,500, based upon the fair market value of the warrants on the date of vesting, using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of seven years.

          Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program were limited to $6,300,000. On July 26, 2002, funding to SRI for the continued development of Phase II was increased to $9,500,000. For the three month periods ended March 31, 2003 and March 31, 2002, approximately $521,000 and $1,590,994, respectively, was charged to operations for fees related to Phase II. As of March 31, 2003, neither milestone related to Phase II was completed, consequently no value has been assigned to the remaining 545,657 warrant shares which vest upon completion of such milestones. Consistent with our new strategic direction announced on January 28, 2003, we have refocused SRI efforts to support our VPI platform and spending related to Phase II development has been significantly reduced.

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

          In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. Approximately $1,400,000 of the advisory fee was paid during the twelve months ended December 31, 2002 and $109,000 during the three month period ended March 31, 2003.

          In the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement automatically renews every year. Either party may terminate the agreement, without cause, upon thirty days written notice. However, if we terminate the agreement, we will be required to pay Karuba an amount equal to one third of the annual fee. For the three month periods ended March 31, 2003 and 2002, approximately $71,000 and $62,000, respectively, was expensed to research and development under this agreement of which zero is included in accounts payable at March 31, 2003.

          In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. As of March 31, 2003, we had cash and cash equivalents equal to approximately $17.2 million. We anticipate that these assets and the cash raised from the disposal of remaining real estate and other assets held by the Company before the merger will provide sufficient working capital for our research and development activities for at least the next year. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly harmed.

Factors That May Affect Future Results and Financial Condition

If we are unable to obtain adequate funds, we may not be able to develop and market our potential products.

          For the three months ended March 31, 2003, we incurred a net loss of approximately $3,600,000 and since Inception through March 31, 2003, we have incurred an accumulated deficit of approximately $35,100,000. We expect to continue to incur losses for the foreseeable future as we continue funding for clinical testing and other activities related to seeking approval to market our products. Conducting clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital.

          As of March 31, 2003, we had cash, cash equivalents and short-term investments equal to approximately $17.2 million. We anticipate that these assets and the cash raised from the disposal of remaining real estate and other assets held by the Company before the merger will provide sufficient working capital for our research and development activities for at least the next year. As of March 31, 2003, we have disposed of a substantial portion of our real estate and other assets held by the Company before the merger. In the near future, we will require additional capital in amounts that cannot be quantified, but are expected to be significant. Although we recently announced a plan to restructure our business operations, in part to reduce operating expenses through staff reductions and cessation of all operations in Australia, we cannot assure you that any such reduction in operating expenses will be realized. We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly harmed.

Our technology is only in the clinical development stage, may not prove to be safe or effective, and may never receive regulatory approval or achieve wide-spread use, which would significantly harm our business prospects.

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

          Our technology, and hence, our business, at present is limited to addressing two medical applications: the removal of lipids from lipid-enveloped viruses, such as HIV, Hepatitis B and C, and other lipid-containing infectious agents, and the treatment of cardiovascular disease. If our technology does not prove to be safe or effective, if we otherwise fail to receive regulatory approval for our potential product indications, or if we fail to successfully commercialize any product that may receive regulatory approval, our business prospects would be significantly harmed and possibly it could cause us to cease operations.

Our future clinical studies may be delayed or unsuccessful.

          Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential product indications. The ultimate results of clinical studies cannot be predicted with accuracy and can be impacted by many variables. We cannot be sure whether planned clinical trials will begin on time or will be completed on schedule or at all. Delay or failure to complete clinical studies may delay or prevent us from bringing products to market, which would materially harm our business. For example, any of our future clinical studies might be delayed in their initiation or performance, or even halted after initiation because:

•	extensive and time-consuming pre-clinical animal studies are required by the regulatory authorities to demonstrate the safety of the process technology;

•	the data generated by the pre-clinical animal studies does not indicate to the regulatory authorities that there is a sufficient margin of safety;

•	the potential clinical benefit from the delipidation process cannot be effectively demonstrated through the pre-clinical animal studies;

•	the relevant regulatory requirements for initiating and maintaining an application for a clinical study cannot be met;

•	the product or process is not effective, or physicians perceive that the product is not effective;

•	patients experience severe side effects during treatment or possibly even death as a result of the treatment;

•	patients die during a clinical study because their disease is too advanced or because they experience medical problems that are not related to the product being studied;

•	patients do not enroll in the studies at the rate we expect; or

•	the discovery by the sponsor, during the study, of deficiencies in the way the study is being conducted by the study investigators that raise questions as to whether the study is being conducted in conformity with the relevant regulatory authorities’ regulations or Good Clinical Practice.

          In the third quarter of 2002, we voluntarily paused our Phase 1 human clinical trial which was being conducted in Australia to determine the safety of our plasma delipidation process. For strategic reasons, we discontinued our Phase 1 human clinical trial and ceased all operations in Australia to align our clinical trial efforts toward the development of our VPI platform and U.S.-based clinical trials.

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

We intend to rely on collaborations in order to further develop our products and processes. If these collaborations are unsuccessful, the development of our products could be adversely affected and we may incur significant unexpected costs.

          We intend to enter into collaborations with strategic partners, licensors, licensees and others. We may be unable to maintain or expand our existing collaborations or establish additional collaborations or licensing arrangements necessary to develop our technology or on favorable terms. Any current or future collaborations or licensing arrangements may not be successful. In addition, parties we collaborate with may develop products or processes that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. If one or more of these parties fails to achieve product development objectives, this failure could harm our ability to fund related programs and develop or commercialize products.

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

An economic downturn in the real estate market could adversely affect our ability to complete the disposal of real estate and other assets held by the Company before the merger and generate funds for our continuing operations.

          While we have disposed of most of our real estate and other assets held by the Company before the merger, we plan to use the proceeds from sales of the remainder of these assets to partially fund our continuing operations. While the current real estate markets are generally healthy, there is no assurance that the markets will continue to be favorable to support the disposal of these assets. A downturn in the real estate market could adversely affect our ability to sell these real estate assets. Additionally, a downturn in the real estate market could adversely affect the ability of our borrowers to repay their loans according to the terms of the loans and/or could adversely affect the value of the collateral for those loans. Either of these outcomes would impair our ability to generate funds for our continuing operations.

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

Nasdaq has informed us that our common stock may be delisted if we do not regain compliance with the minimum bid requirement.

          On May 1, 2003 Nasdaq informed us that for the last 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion in the Nasdaq National Market. Therefore, in accordance with Nasdaq Rules, we will be provided 180 days, or until October 28, 2003, to regain compliance. If, at any time before October 28, 2003 the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Nasdaq will provide written notification that we have achieved compliance with this rule. If compliance cannot be demonstrated by October 28, 2003, the Nasdaq will provide written notification that our securities will be delisted. If Nasdaq delists our common stock from the Nasdaq National Market, the ability of stockholders to buy and sell shares of our common stock may be materially impaired.

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

          In connection with the merger of the privately-held Lipid Sciences, Inc. with and into NZ Corporation, we are obligated to issue additional shares of common stock on November 29, 2003 to those individuals and entities who were stockholders of NZ Corporation on the day prior to the completion of the merger and who perfected their stock rights, subject to certain exceptions. Each perfected right entitles the holder to receive up to one additional share of our common stock. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. As of March 31, 2003, 2,956,022 rights were perfected with an additional 104,468 rights pending determination. If all of the holders of perfected rights remain qualified to receive the additional shares on November 29, 2003, the issuance will dilute ownership of stockholders not holding rights by up to 12.6%, based on 21,141,455 shares outstanding as of March 31, 2003. In addition, if we seek funding through equity financings, there would be further dilution to existing stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Since we no longer have any debt or short-term investments as of March 31, 2003, we do not have any material quantitative or qualitative disclosures about interest rate risk.

          The operating expenses, assets and liabilities of our Australian subsidiary are denominated in a foreign currency, thereby creating exposures to changes in exchange rates. However, the risks related to foreign currency exchange rates are not material to our consolidated financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)	Changes in Internal Controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See Index to Exhibits.

(b)  Reports on Form 8-K

During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:

(i)	Report on Form 8-K filed January 29, 2003 under “Item 7. Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure” containing Lipid Sciences, Inc.’s news release dated January 28, 2003 with respect to the announcement of a new strategic direction for the Company.

(ii)	Report on Form 8-K filed February 6, 2003 under “Item 5. Other Events and Required FD Disclosure” and “Item 7. Financial Statements and Exhibits” announcing that Dr. Bill E. Cham, a former member of our Board of Directors and one of our major stockholders, and KAI International, Inc., a company Dr. Cham founded, have entered into a Proxy, Standstill and Release Agreement dated as of December 2, 2002 with the Company and all members of the Company’s Board of Directors.

(iii)	Report on Form 8-K filed March 4, 2003 under “Item 7. Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure” containing Lipid Sciences, Inc.’s news release dated March 3, 2003 with respect to the announcement of the resignation of Bill E. Cham, Ph.D., as a member of the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipid Sciences, Inc.

Date: May 15, 2003	By:	/s/ Sandra Gardiner Sandra Gardiner Chief Accounting Officer (Principal Financial Officer and Duly Authorized Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, S. Lewis Meyer, Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lipid Sciences, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/ S. Lewis Meyer, Ph.D.

S. Lewis Meyer, Ph.D.
Chief Executive Officer

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

Date: May 15, 2003

/s/ Sandra Gardiner

Sandra Gardiner
Chief Accounting Officer

Explanatory Note: Currently, the Company’s principal financial officer is the Chief Accounting Officer.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation. Previously filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.

3.2	Bylaws. Previously filed as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.

10.1	Separation Agreement and General Release between Lipid Sciences, Inc. and Barry Michaels, dated as of January 28, 2003. Previously filed as Exhibit 10.25 to registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.

10.2	Separation Agreement and General Release between Lipid Sciences, Inc. and Jan Johansson, dated as of January 28, 2003.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.