Form 10-Q
period 2003-06-30
LIPID SCIENCES INC/
filed 2003-08-12
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from__________to _____________

Commission File Number: 0-497

Lipid Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-0433090 (I.R.S. Employer Identification No.)

7068 Koll Center Parkway, Suite 401, Pleasanton, California 94566
(Address of principal executive offices)                                    (Zip Code)

(925) 249-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	21,141,455 shares outstanding at July 31, 2003

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended June 30, 2003

		Page No.

PART I
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002, and cumulative period from Inception (May 21, 1999) to June 30, 2003	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002, and cumulative period from Inception (May 21, 1999) to June 30, 2003	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	28
PART II
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	29
SIGNATURES		30
INDEX TO EXHIBITS FOR FORM 10-Q		31

PART I

ITEM 1. FINANCIAL STATEMENTS

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheet (Unaudited)

(In thousands, except share amounts)	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$11,744	$18,552
Short-term investments	5,682	2,000
Prepaid expenses and other current assets	297	537
Other current assets	34	138
Current assets of discontinued operations	8,375	10,237

Total current assets	26,132	31,464

Property and equipment	790	1,175
Notes receivable	5,850	6,569
Restricted cash	317	316

Total assets	$33,089	$39,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,435	$2,226
Related party payables	593	825
Accrued royalties	500	250
Accrued compensation	355	370
Income taxes payable	58	39
Current liabilities of discontinued operations	76	172

Total current liabilities	3,017	3,882

Deferred rent	37	36

Total long-term liabilities	37	36

Commitments and contingencies (Notes 7, 8, 9, 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 21,141,455 shares issued and outstanding at December 31, 2002 and June 30, 2003	21	21
Additional paid in capital	67,097	67,049
Deficit accumulated in the development stage	(37,083)	(31,464)

Total stockholders’ equity	30,035	35,606

Total liabilities and stockholders’ equity	$33,089	$39,524

See accompanying notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)

					Period
					from
					Inception
					(May 21,
	Three Months Ended		Six Months Ended		1999) to
	June 30,		June 30,		June 30,
(In thousands, except per share amounts)	2003	2002	2003	2002	2003

Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	1,477	3,894	3,779	6,913	32,884
Selling, general and administrative	1,157	1,868	2,720	2,835	14,943

Total operating expenses	2,634	5,762	6,499	9,748	47,827

Operating loss	(2,634)	(5,762)	(6,499)	(9,748)	(47,827)
Interest and other income	364	206	583	390	2,333

Loss from continuing operations	(2,270)	(5,556)	(5,916)	(9,358)	(45,494)
Income tax (expense)/benefit	—	1,704	(95)	2,765	7,974

Net loss from continuing operations	(2,270)	(3,852)	(6,011)	(6,593)	(37,520)

Discontinued operations:
Income from discontinued operations	238	280	392	619	616
Income tax (expense)/benefit	—	(130)	—	(284)	(179)

Income from discontinued operations – net	238	150	392	335	437

Net loss	$(2,032)	$(3,702)	$(5,619)	$(6,258)	$(37,083)

Earnings/(loss) per share – basic and diluted:
Net (loss) per share continuing operations	$(0.11)	$(0.18)	$(0.28)	$(0.31)
Earnings per share discontinued operations	$0.01	$0.00	$0.01	$0.01
Net loss per share	$(0.10)	$(0.18)	$(0.27)	$(0.30)
Weighted average number of common shares outstanding – basic and diluted	21,141	21,141	21,141	21,163

See accompanying notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period from
			Inception (May
	Six Months Ended		21, 1999) to
	June 30,		June 30,
(In thousands)	2003	2002	2003

Cash flows used in operating activities:
Net loss from continuing operations	$(6,011)	$(6,593)	$(37,520)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	167	116	473
Loss on disposal of assets	203	—	203
Accretion of discount on investments	(11)	—	(91)
Issuance of common stock to consultants and advisors	48	(399)	4,060
Issuance of warrants to consultants	—	—	1,044
Deferred income taxes	—	971	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	344	(183)	(332)
Notes receivable	719	—	719
Restricted cash	—	107	(316)
Income taxes	19	4,621	58
Accounts payable and other current liabilities	(1,023)	(204)	(24)
Accrued royalties	250	250	500
Accrued compensation	(15)	174	356
Deferred rent	1	5	37

Net cash used in operating activities	(5,309)	(1,135)	(30,833)

Cash flows used in investing activities:
Capital expenditures	—	(207)	(1,479)
Proceeds from disposal of assets	14	—	14
Purchases of investments	(6,671)	—	(16,716)
Maturities and sales of investments	3,000	—	11,125

Net cash used in investing activities	(3,657)	(207)	(7,056)

Cash flows (used in)/provided by financing activities:
Acquisition of NZ Corporation - cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	(470)	(12,513)
Proceeds from sale of common stock, net of issuance costs	—	(19)	17,448
Proceeds from issuance of warrants	—	—	40

Net cash (used in)/provided by financing activities	—	(489)	23,778

Net decrease in cash and cash equivalents from continuing operations	(8,966)	(1,831)	(14,111)
Net cash provided by operating, investing, and financing activities of discontinued operations	2,158	14,344	25,855
Cash and cash equivalents at beginning of period	18,552	12,811	—

Cash and cash equivalents at end of period	$11,744	$25,324	$11,744

			Period from
			Inception (May
	Six Months Ended		21, 1999) to
	June 30,		June 30,
(In thousands)	2003	2002	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$739	$839
Income tax paid	64	(217)	1,606
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)

Fair value of assets acquired (other than cash)	$—	$—	$40,286
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs	$—	$—	$2,050

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

     Historically, NZ engaged in various real estate and commercial real estate lending activities. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate and real estate lending business, including commercial real estate loans, to fund the ongoing operations of Lipid Sciences’ biotechnology business. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented.

     In the course of our research and development activities, we have sustained continued operating losses and expect those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. We continue to expend significant cash resources in pursuit of our primary objectives, and at June 30, 2003, the remaining available cash and investments balance is $17.4 million. We anticipate that these assets and the cash raised from the disposal of remaining real estate and other assets held by the Company before the merger will provide sufficient working capital for our research and development activities at least through the end of the 2004 fiscal year. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings.

     The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

     The Condensed Consolidated Financial Statements presented are unaudited and in the opinion of management reflect all normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial condition and results of operations as of, and for, the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 balance sheet, as presented, was derived from the audited Consolidated Financial Statements as of December 31, 2002. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

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

     In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and must continue to hold their shares in direct registered form through November 28, 2003 to continue to qualify for the right. Transfer of shares before November 29, 2003 will disqualify the right attached to the transferred shares. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. The number of outstanding shares of common stock would increase, having the effect of diluting earnings per share. As of June 30, 2003, 2,956,239 rights were perfected with an additional 104,251 rights pending determination. If all of the holders of perfected rights remain qualified to receive the additional shares on November 28, 2003, the issuance will dilute ownership of stockholders not holding rights by up to 12.6%, based on 21,141,455 shares outstanding as of June 30, 2003.

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

     The Company computes its net loss per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had securities outstanding, which could potentially dilute basic earnings per share, but because the Company incurred a net loss for all periods presented, such securities were excluded from the computation of diluted net loss per share as their effect would have been antidilutive. The securities excluded from diluted loss per share consist of the following:

	At June 30,

	2003	2002

Stock options	5,547,086	5,445,711
Warrants to purchase common stock	1,091,314	1,091,314
Contingently issuable shares pursuant to stock rights	3,060,707	3,060,340

	9,699,107	9,597,365

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Reported net loss	$(2,032)	$(3,702)	$(5,619)	$(6,258)
Compensation expense for stock options	(308)	(548)	(671)	(1,392)

Pro forma net loss	$(2,340)	$(4,250)	$(6,290)	$(7,650)

Basic EPS:
As reported	$(0.10)	$(0.18)	$(0.27)	$(0.30)
Pro forma	$(0.11)	$(0.20)	$(0.30)	$(0.36)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Diluted EPS:
As reported	$(0.10)	$(0.18)	$(0.27)	$(0.30)
Pro forma	$(0.11)	$(0.20)	$(0.30)	$(0.36)

NOTE 5: RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Lipid adopted the disclosure requirements of FIN 45 on December 31, 2002. Adoption of the recognition provision of FIN 45 did not have an impact on Lipid’s financial position, results of operations or cash flows.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have an impact on Lipid’s financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have an impact on Lipid’s financial position, results of operations or cash flows.

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

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Equipment	$999	$1,112
Leasehold improvements	237	368

	1,236	1,480
Less accumulated depreciation and amortization	(446)	(305)

Total property and equipment, net	$790	$1,175

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

     Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program were limited to $6,300,000. On July 26, 2002, funding to SRI for the continued development of Phase II was increased to $9,500,000. On July 1, 2003, consistent with our new strategic direction, the scope of the Development Agreement was amended to focus on providing applied research and development services in support of advancing our VPI platform. Approximately $325,000 and $1,644,000 for the three month periods ended June 30, 2003 and June 30, 2002, respectively, and $846,000 and $3,235,000 for the six month periods ended June 30, 2003 and June 30, 2002, respectively, were charged to operations for fees related to Phase II.

     As of June 30, 2003, neither milestone related to Phase II was completed, consequently no value has been assigned to the remaining 545,657 warrant shares which vest upon completion of such milestones.

NOTE 8: RELATED PARTY TRANSACTIONS

     In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the three month periods ended June 30, 2003 and June 30, 2002 we have expensed $125,000 and $375,000, respectively, and for the six month periods ended June 30, 2003 and June 30, 2002 we have expensed $250,000 and $500,000, respectively, related to this agreement. Amounts for 2003 and 2002 were charged to research and development expense.

     Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. On July 30, 2003, the required 30 days written notice was given of our intent to terminate this agreement effective August 31, 2003. At termination of this agreement, we will be required to pay Karuba an amount equal to one third of the annual fee, payable in equal monthly installments through December 2003. Approximately $72,000 and $73,000 for the three month periods ended June 30, 2003 and June 30, 2002, respectively, and $143,000 and $115,000 for the six month periods ended June 30, 2003 and June 30, 2002, respectively, were expensed to research and development under this agreement of which $6,500 is included in accounts payable at June 30, 2003.

     In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. Approximately $1,400,000 of the advisory fee was paid during the twelve months ended December 31, 2002 and $432,000 during the six month period ended June 30, 2003. During the three month period ended June 30, 2003, we expensed an additional $200,000 as a selling, general and administrative expense related to this agreement.

NOTE 9: RESTRUCTURING

     In December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets.

     On January 28, 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. As a result, we are focusing our research and development on our proprietary Viral Pathogen Inactivation (VPI™) platform, while we continue to strengthen our intellectual property base related to both our viral and cardiovascular technology platforms. In connection with this new strategic direction, we have discontinued our Phase 1 human clinical trial in Australia, which was paused in the third quarter of 2002, and ceased all operations in Australia. In the six month period ended June 30, 2003, we recorded restructuring charges of approximately $1,120,000 related to this restructuring.

     In connection with these restructuring initiatives, we have recorded the following:

	Real Estate Restructuring		Strategic Restructuring

	Severance		Severance	Cessation
	& Related	Lease	& Related	Australian	Facility
	Benefits	Termination	Benefits	Operations	Related	Total

Accrual as of December 2001	$705,000	$180,000	$—	$—	$—	$885,000
Amount utilized during the three months ended March 31, 2002	—	—	—	—	—	—
Amount utilized during the three months ended June 30, 2002	—	—	—	—	—	—
Amount utilized during the three months ended September 30, 2002	(34,000)	—	—	—	—	(34,000)
Amount utilized during the three months ended December 31, 2002	(52,000)	—	—	—	—	(52,000)

Accrued balance as of December 31, 2002	619,000	180,000	—	—	—	799,000

	Real Estate Restructuring		Strategic Restructuring

	Severance		Severance	Cessation
	& Related	Lease	& Related	Australian	Facility
	Benefits	Termination	Benefits	Operations	Related	Total

Accrued during the three months ended March 31, 2003	—	—	727,000	212,000	161,000	1,100,000
Amount utilized during the three months ended March 31, 2003	(36,000)	(124,000)	(264,000)	(195,000)	(154,000)	(773,000)
Accrued during the three months ended June 30, 2003	—	—	13,000	7,000	—	20,000
Amount utilized during the three months ended June 30, 2003	(179,000)	(25,000)	(262,000)	(2,000)	(5,000)	(473,000)

Accrued balance as of June 30, 2003	$404,000	$31,000	$214,000	$22,000	$2,000	$673,000

     The restructuring related to NZ was completed in April 2003. All accrued amounts will be paid within twelve months of the restructuring completion. The restructuring related to our new strategic direction was completed during the first quarter of 2003 with all accrued amounts to be paid by the end of the first quarter 2004. As of June 30, 2003, we have utilized approximately $450,000 of the accrual set up for real estate restructuring purposes and $882,000 of the accrual related to the implementation of our new strategic plan.

NOTE 10: DISCONTINUED OPERATIONS

     As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences’ biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of June 30, 2003, are as follows:

(In thousands)

Prepaid assets	$30
Property and equipment	6,941
Commercial real estate loans	1,285
Notes and receivables	118

Total assets held for disposal	8,374

Current liabilities	75

Total liabilities held for disposal	75

Net assets held for disposal	$8,299

     During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 and March 31, 2003 were reclassified from current assets of discontinued operations to notes receivable. Although we may dispose of these assets prior to their maturities, they may also be held to term if we cannot obtain favorable terms for disposal. The results of operations of this component, previously reported in discontinued operations, have been reclassified and included in interest and other income for all periods presented. Income of $320,000, $172,000 and $1,237,000 for the three months ended June 30, 2003, June 30, 2002 and the period from Inception (May 21, 1999) to June 30, 2003, respectively, have been reclassified to interest and other income. Additionally, all related income tax expenses/benefits and accrued interest have been reclassified accordingly.

NOTE 11: INCOME TAXES

     The Company’s effective tax rate was 0.77% in the second quarter of 2003 and effective tax benefit rate was 27.33% in 2002. The effective tax rate was calculated using an estimate of our expected annual pretax income for 2003. The effective tax rate for 2003 differed from the statutory federal income tax rate primarily due to additional valuation allowance provided.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The company has established a valuation allowance against its net operating loss carry-forward and credits due to the uncertainty of realizing future tax benefits.

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

Overview

     We are a development-stage biotechnology company that is conducting research and developing products and processes intended to treat major medical conditions in which lipids, or fat components, play a key role. Our technologies are based on a patented process that selectively removes lipids from proteins. We believe that this unique delipidation process has the potential for far-reaching implications related to human health. It may provide an effective therapeutic effect against viral infections, including HIV, Hepatitis B and Hepatitis C, SARS and West Nile, among others, as well as reverse cardiovascular and cerebrovascular disease.

     We are developing our basic delipidation technology as two complementary technology platforms. The first platform, Viral Pathogen Inactivation (VPI™) relates to the removal of lipid from lipid-enveloped viruses, bacteria and other lipid-enveloped infectious agents from the blood stream. Examples of viruses with lipid envelopes that may be treated by our VPI system include: HIV, Hepatitis B and Hepatitis C, SARS Coronavirus, West Nile Virus, and Influenza, among others. The second platform, Vascular Lipid Removal (VLR™) is focused on treating atherosclerosis, which results from the buildup of fatty plaque in the vascular system and, most critically, in the coronary arteries. Conditions such as heart disease, stroke and peripheral vascular disease are targets for our VLR platform.

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

     In connection with the merger, the Company is obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equals or exceeds $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equals or exceeds 1,500,000 shares. Each perfected right entitles the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and must continue to hold their shares in direct registered form through November 29, 2003 to qualify to receive the additional stock with respect to each perfected right. Transfer of shares before November 29, 2003 will disqualify the right with respect to each of the transferred shares. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. As of June 30, 2003, 2,956,239 rights were perfected with an additional 104,251 rights pending determination. If all of the holders of perfected rights remain qualified to receive the additional shares on November 28, 2003, the issuance will dilute ownership of stockholders not holding rights by up to 12.6%, based on 21,141,455 shares outstanding as of June 30, 2003.

     In the course of our research and development activities, we have sustained continued operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. We approved a discontinued operations plan on March 22, 2002, to dispose of substantially all of the real estate and other assets held by the Company before the merger. During 2002, we disposed of most of these assets. As described under “Results of Discontinued Operations – Three and Six Months Ended June 30, 2003”, we reclassified certain of these assets to assets held for use (see Note 10 of the Condensed Consolidated Financial Statements). We intend to finance our operations through the disposition of the remaining real estate and other assets held by the Company before the merger, through public or private equity or debt financings, the pursuit of research and development grants, and cash on hand. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses upon receiving all relevant approvals. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

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

     In December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets. As of June 30, 2003 we have utilized approximately $450,000 of the accruals set up for the real estate restructuring purposes. This restructuring was completed in April 2003. All accrued amounts will be paid within twelve months of the restructuring completion (see Note 9 of the Condensed Consolidated Financial Statements).

     On January 28, 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. As a result, we are focusing our research and development on our proprietary VPI platform, while we continue to strengthen our intellectual property base related to both our viral and cardiovascular technology platforms. The first indication being pursued by the Company to demonstrate the efficacy of our VPI platform technology is HIV. In connection with this new strategic direction we have discontinued our Phase 1 human clinical trial in Australia, which was paused in the third quarter of 2002, and ceased all operations in Australia. The preliminary results from the clinical trial in Australia, and the associated most probable cause analysis, have advanced the science and improved the safety of our proprietary delipidation process through the development of a modified plasma delipidation process. The new process removed the steps responsible for the creation of the adverse events observed in the clinical trial and replaced them with a novel approach to solvent removal. In addition, alterations to the methods of mixing, ratios of solvents, and solvent combinations have led to specifically tailored processes for both viral and cardiovascular delipidation. Although our strategic plan is projected to reduce operating expenses in the second half of 2003 by approximately 30% to 40% when measured against the second half of 2002, we cannot assure you that such reduction will be realized, nor that such reduction, if realized, would be sufficient to permit the Company to succeed in its development efforts with currently available funds.

     The new direction is part of a comprehensive strategic plan being implemented by the Company. In connection with the adoption of that plan, we also have restructured our business operations. The strategic plan was recommended by the management team and approved by the Board of Directors. As part of the cost-savings goal of the strategic plan, Barry D. Michaels resigned as Chief Financial Officer and certain other management and other staff positions have been eliminated. Sandra Gardiner, the Company’s Vice President, Controller and Corporate Secretary, has assumed the newly created position of Chief Accounting Officer. In related appointments, Marc Bellotti, who was Vice President of Product Development, has assumed the position of Vice President, Research and Development. Dale Richardson, who was Vice President of Marketing and Sales, has assumed the position of Vice President, Business Development. In the six month period ended June 30, 2003, we recorded and utilized restructuring charges of approximately $1,120,000 and $882,000, respectively, related to the implementation of the strategic plan. The restructuring associated with the implementation of the strategic plan was completed during the first quarter of 2003 with all accrued amounts to be paid by the end of the first quarter 2004.

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

     On May 1, 2003, Nasdaq informed us that for the prior 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion in the Nasdaq National Market. Therefore, in accordance with Nasdaq Rules, we were provided 180 days, or until October 28, 2003, to regain compliance. Compliance is achieved if, at any time before October 28, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days. On June 12, 2003, we received written notification from Nasdaq confirming that we have regained compliance with Nasdaq Rules.

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

Loans and Notes Receivable

     All loans and notes receivable are written down to estimated fair value when the Company determines that the loan is impaired. Among the factors used to determine whether a loan is impaired are creditworthiness of the borrower, whether or not the loan is performing, the value of any collateral for the loan, collectibility of the loan, and general economic and market conditions. The determination of whether a loan is impaired requires significant judgment. Our estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our conclusions are based on factors that are inherently uncertain. It is reasonably possible that a change in economic or market conditions could result in a change in management’s estimate of fair value.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Lipid adopted the disclosure requirements of FIN 45 on December 31, 2002. Adoption of the recognition provision of FIN 45 did not have an impact on Lipid’s financial position, results of operations or cash flows.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have an impact on Lipid’s financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have an impact on Lipid’s financial position, results of operations or cash flows.

Results of Continuing Operations – Three Months Ended June 30, 2003 and 2002

     Net Revenue. We had no revenues from continuing operations from Inception (May 21, 1999) through June 30, 2003. Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of lipid-enveloped viruses (Viral Pathogen Inactivation) and cardiovascular disease (Vascular Lipid Removal).

     Research and Development Expenses. Research and development expenses include applied research, product development, clinical testing, and regulatory expenses. Research and development expenses decreased approximately $2,417,000, or 62%, to $1,477,000 in the second quarter of 2003 from $3,894,000 for the same period in 2002. The decrease is due primarily to reduced external development services, royalty expenses incurred related to the initiation of our human clinical trial during the three months ended June 30, 2002, reduced employee related expenses as a result of our recent restructuring, and the cessation of all operations in Australia in January 2003. On July 1, 2003, consistent with our new strategic direction, the scope of the Development Agreement with SRI International was amended to focus on providing applied research and development services in support of advancing our VPI platform and spending will be significantly reduced.

     While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of potential indications with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a platform-by-platform basis. For the three months ended June 30, 2003, however, we estimate that the majority of our research and development expense was associated with our primary platform, Viral Pathogen Inactivation.

     Selling, General and Administrative Expenses. General and administrative expenses decreased approximately $711,000, or 38%, to $1,157,000 in the second quarter of 2003 from $1,868,000 for the same period in 2002. The decrease is due primarily to reduced public company related expenses, including legal and accounting fees, as well as reduced employee related expenses as a result of our recent restructuring. During the three months ended June 30, 2003, the reduction in general and administrative expenses was partially offset by the additional accrual of advisory fees expected to be paid to MDB Capital Group, LLC related to the merger between NZ and Pre-Merger Lipid (see Note 8 of the Condensed Consolidated Financial Statements).

     Interest and Other Income. Interest and other income for the second quarter of 2003 increased approximately $158,000, or 77%, to $364,000 from $206,000 for the same period in 2002. The increase is due primarily to a gain recognized from the payoff of a note receivable reclassified from discontinued operations to assets held for use during the three month period ended March 31, 2003 (see Note 10 of the Condensed Consolidated Financial Statements).

Results of Continuing Operations – Six Months Ended June 30, 2003 and 2002

     Net Revenue. We had no revenues from continuing operations from Inception (May 21, 1999) through June 30, 2003.

     Research and Development Expenses. Research and development expenses decreased approximately $3,134,000, or 45%, to $3,779,000 for the six month period ended June 30, 2003 from $6,913,000 for the same period in 2002. The decrease is due primarily to reduced external development services, royalty expenses incurred related to the initiation of our human clinical trial during the three months ended June 30, 2002, reduced employee related expenses as a result of our recent restructuring, and the cessation of all operations in Australia in January 2003. During the six months ended June 30, 2003, the reduction in research and development expense was partially offset by approximately $600,000 of restructuring charges incurred during the first quarter 2003 related to the implementation of our new strategic direction. Research and development expenses account for approximately 58% of total operating expenses for the six months ended June 30, 2003.

     Selling, General and Administrative Expenses. General and administrative expenses decreased approximately $115,000, or 4%, to $2,720,000 for the six month period ended June 30, 2003 from $2,835,000 for the same period in 2002. The decrease is due primarily to reduced public company related expenses, including legal and accounting fees, and reduced employee related expenses as a result of our recent restructuring. During the six months ended June 30, 2003, the reduction in general and administrative expenses was partially offset by approximately $500,000 of restructuring charges incurred during the first quarter 2003 related to the implementation of our new strategic direction and the additional accrual of approximately $200,000 of advisory fees expected to be paid to MDB Capital Group, LLC related to the merger between NZ and Pre-Merger Lipid. General and administrative expenses account for approximately 42% of total operating expenses for the six months ended June 30, 2003.

     Interest and Other Income. Interest and other income for the six month period ended June 30, 2003 increased approximately $193,000, or 49%, to $583,000 from $390,000 for the same period in 2002. The increase is due primarily to a gain recognized in the second quarter 2003 from the payoff of a note receivable reclassified from discontinued operations to assets held for use during the three month period ended March 31, 2003.

Results of Discontinued Operations – Three and Six Months Ended June 30, 2003

     During the three months ended June 30, 2003, we disposed of certain residential and industrial lots in New Mexico, in multiple transactions, for an aggregate sales price of approximately $1,380,000. In these transactions, we received cash of approximately $1,272,000, net of commissions, title fees, closing costs and pro-rations of property taxes. Additionally, we collected approximately $934,000 in principal payments from other notes receivable during this same period and invested approximately $160,000 of cash in the improvement of fifteen residential lots in San Diego County, California, which we obtained through a foreclosure in 2002.

     During the six months ended June 30, 2003, the disposal of real estate assets generated net cash proceeds of approximately $1,480,000. During the same period we collected approximately $1,000,000 in principal payments from other notes receivable.

     During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 and March 31, 2003 were reclassified from current assets of discontinued operations to notes receivable. Although we may dispose of these assets prior to their maturities, they may also be held to term if we cannot obtain favorable terms for disposal. The results of operations of this component, previously reported in discontinued operations, have been reclassified and included in interest and other income for all periods presented. Income of $170,000, $170,000 and $917,000 for the three months ended June 30, 2003 and June 30, 2002, and the period from Inception (May 21, 1999) to June 30, 2003, respectively, have been reclassified to interest and other income. Additionally, all related income tax expenses/benefits have been reclassified accordingly.

Liquidity and Capital Resources

     Pre-Merger Lipid financed its operations principally through two private placements of equity securities, which yielded net proceeds of approximately $16,900,000, and the sale of common stock to one of its founders. The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs, through June 30, 2003.

     The net cash used in continuing operating activities was approximately $5,300,000, $1,100,000, and $30,800,000 for the six months ended June 30, 2003, June 30, 2002, and the period from Inception (May 21, 1999) to June 30, 2003, respectively, resulting primarily from operating losses incurred as adjusted for income taxes and non-cash stock compensation charges. The net cash used in investing activities was approximately $3,700,000, $200,000 and $7,100,000 for the six months ended June 30, 2003, June 30, 2002, and the period from Inception (May 21, 1999) to June 30, 2003, respectively, primarily attributable to the purchase, maturities and sales of short-term investments and the purchase of capital equipment. Net cash provided by financing activities was zero for the six months ended June 30, 2003 and $23,800,000 for the period from Inception (May 21, 1999) to June 30, 2003, which was primarily due to the acquisition of NZ Corporation and the sale of equity securities in private placement transactions. Net cash used in financing activities of approximately $500,000 for the six months ended June 30, 2002 was primarily attributable to the repurchase of common stock from dissenting stockholders and additional accrued merger costs. Net cash provided by discontinued operations of approximately $2,200,000, $14,300,000, and $25,900,000 for the six months ended June 30, 2003, June 30, 2002, and the period from Inception (May 21, 1999) to June 30, 2003, respectively, was primarily due to the sale of real estate assets and collection of principal payments on commercial real estate loans and other notes receivable.

     In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. As consideration for the license, we issued 4,677,060 shares of our common stock valued at $250,000 to Aruba. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the three month periods ended June 30, 2003 and June 30, 2002 we have expensed $125,000 and $375,000, respectively, and for the six month periods ended June 30, 2003 and June 30, 2002 we have expensed $250,000 and $500,000, respectively, related to this agreement. Amounts for 2003 and 2002 were charged to research and development expense.

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

     Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program were limited to $6,300,000. On July 26, 2002, funding to SRI for the continued development of Phase II was increased to $9,500,000. On July 1, 2003, consistent with our new strategic direction, the scope of the Development Agreement was amended to focus on providing applied research and development services in support of advancing our VPI platform. Approximately $325,000 and $1,644,000 for the three month periods ended June 30, 2003 and June 30, 2002, respectively, and $846,000 and $3,235,000 for the six month periods ended June 30, 2003 and June 30, 2002, respectively, were charged to operations for fees related to Phase II. As of June 30, 2003, neither milestone related to Phase II was completed, consequently no value has been assigned to the remaining 545,657 warrant shares which vest upon completion of such milestones.

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

     In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. Approximately $1,400,000 of the advisory fee was paid during the twelve months ended December 31, 2002 and $432,000 during the six month period ended June 30, 2003. During the three month period ended June 30, 2003, we expensed an additional $200,000 as a selling, general and administrative expense related to this agreement.

     In the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. On July 30, 2003, the required 30 days written notice was given of our intent to terminate this agreement effective August 31, 2003. At termination of this agreement, we will be required to pay Karuba an amount equal to one third of the annual fee, payable in equal monthly installments through December 2003. Approximately $72,000 and $73,000 for the three month periods ended June 30, 2003 and June 30, 2002, respectively, and $143,000 and $115,000 for the six month periods ended June 30, 2003 and June 30, 2002, respectively, were expensed to research and development under this agreement of which $6,500 is included in accounts payable at June 30, 2003.

     In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources for clinical testing and related activities. As of June 30, 2003, the remaining available cash and investments balance is $17.4 million. We anticipate that these assets and the cash raised from the disposal of remaining real estate and other assets held by the Company before the merger will provide sufficient working capital for our research and development activities at least through the end of the 2004 fiscal year. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants, or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly harmed.

Factors That May Affect Future Results and Financial Condition

If we are unable to obtain adequate funds, we may not be able to develop and market our potential products.

     For the six months ended June 30, 2003, we incurred a net loss of approximately $5,619,000 and since Inception through June 30, 2003, we have incurred an accumulated deficit of approximately $37,083,000. We expect to continue to incur losses for the foreseeable future as we continue funding for clinical testing and other activities related to seeking approval to market our products. Conducting clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital.

     As of June 30, 2003, we had cash, cash equivalents and short-term investments equal to approximately $17.4 million. We anticipate that these assets and the cash raised from the disposal of remaining real estate and other assets held by the Company before the merger will provide sufficient working capital for our research and development activities at least through the end of the 2004 fiscal year. As of June 30, 2003, we have disposed of a substantial portion of our real estate and other assets held by the Company before the merger. In the near future, we will require additional capital in amounts that cannot be quantified, but are expected to be significant. Although we announced a plan to restructure our business operations in the first quarter of 2003, in part to reduce operating expenses through staff reductions and cessation of all operations in Australia, we cannot assure you that any such reduction in operating expenses will be realized. We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants, or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly harmed.

Our technology is only in the clinical development stage, may not prove to be safe or effective, and may never receive regulatory approval or achieve wide-spread use, which would significantly harm our business prospects.

     Before obtaining required regulatory approvals for the commercial sale of any of our potential products, we must demonstrate, through pre-clinical studies and clinical trials, that our technology is safe and effective for use in at least one medical indication. These studies and clinical trials are expected to take a number of years and may fail to show that our technology is sufficiently safe and effective, in which case our technology will not receive regulatory approval, and we will not be able to develop and commercialize our products. In the third quarter of 2002, we paused our Phase 1 human clinical trial being conducted in Australia. In connection with our restructuring plan, we have discontinued our Phase 1 human clinical trial and ceased all operations in Australia in January 2003.

     Our technology, and hence, our business, at present is limited to addressing two medical applications: the removal of lipid from lipid-enveloped viruses, bacteria and other lipid-enveloped infectious agents such as HIV, Hepatitis B and Hepatitis C, SARS Coronavirus, West Nile Virus, and Influenza, among others, and the reversal of cardiovascular and cerebrovascular disease. If our technology does not prove to be safe or effective, if we otherwise fail to receive regulatory approval for our potential product indications, or if we fail to successfully commercialize any product that may receive regulatory approval, our business prospects would be significantly harmed and possibly it could cause us to cease operations.

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

     In the third quarter of 2002, we voluntarily paused our Phase 1 human clinical trial which was being conducted in Australia to determine the safety of our plasma delipidation process. For strategic reasons, we discontinued our Phase 1 human clinical trial and ceased all operations in Australia in January 2003 to align our clinical trial efforts toward the development of our VPI platform and U.S.-based clinical trials.

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

     In connection with the merger of the privately-held Lipid Sciences, Inc. with and into NZ Corporation, we are obligated to issue additional shares of common stock on November 29, 2003 to those individuals and entities who were stockholders of NZ Corporation on the day prior to the completion of the merger and who perfected their stock rights, subject to certain exceptions. Each perfected right entitles the holder to receive up to one additional share of our common stock. If additional shares are issued pursuant to the rights, the issuance of additional shares of common stock will have the effect of diluting the ownership of stockholders not holding rights and increasing the proportionate ownership of the stockholders holding rights. As of June 30, 2003, 2,956,239 rights were perfected with an additional 104,251 rights pending determination. If all of the holders of perfected rights remain qualified to receive the additional shares on November 28, 2003, the issuance will dilute ownership of stockholders not holding rights by up to 12.6%, based on 21,141,455 shares outstanding as of June 30, 2003. In addition, if we seek funding through equity financings, there would be further dilution to existing stockholders.

We have adopted several anti-takeover measures.

     We have taken a number of actions that could discourage a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	our Board of Directors has the authority to issue, without vote or action of stockholders, up to 10,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock;

•	our Directors are elected to staggered terms, which prevents the entire Board from being replaced in any single year;

•	our Certificate of Incorporation and Bylaws require the affirmative vote of the holders of sixty-six and two-thirds percent (66 2/3%) of the voting power of all of the then outstanding shares entitled to vote generally in the election of Directors, voting together as a single class, to make, alter, amend or repeal our Bylaws;

•	our Certificate of Incorporation does not permit stockholders to take an action by written consent;

•	our Certificate of Incorporation and the Bylaws provide that special meetings of the stockholders may be called only by the Chairman of the Board, the President, or the Board of Directors by a resolution approved by a majority of the total number of Directors we would have if there were no vacancies; and

•	under our Bylaws, notice regarding stockholder proposals and Director nominations must have been delivered not less than 45 days nor more than 75 days prior to the first anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Accounting Officer have conducted an evaluation of the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2003. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. In connection with the evaluation of our internal control over financial reporting, pursuant to Rule 13a-15(d) of the Exchange Act, no changes during the quarter ended June 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2003, the Company held its annual meeting of stockholders. The following items were submitted to a vote of the stockholders:

(a)	To elect two Class I members currently serving on the Board of Directors to three-year terms.

Election of Directors	Votes For	Votes Withheld

William A. Pope	14,893,103	61,535
S. Lewis Meyer, Ph.D.	14,893,103	61,535

     As a result, Messrs. Pope and Meyer were elected as Directors of the Company. The following incumbent members continue to serve on the Board of Directors: Richard G. Babbitt, H. Bryan Brewer, Jr., M.D., Frank M. Placenti and Gary S. Roubin, M.D., Ph.D.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits - See Index to Exhibits.

(b)	Reports on Form 8-K

During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:

(i)	Report on Form 8-K filed April 15, 2003 under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements and Exhibits” containing Lipid Sciences, Inc.’s news release dated April 15, 2003 with respect to the announcement of S. Lewis Meyer, Ph.D. as President and CEO.

(ii)	Report on Form 8-K filed June 4, 2003 under “Item 7. Financial Statements and Exhibits” containing Lipid Sciences, Inc.’s news release dated June 4, 2003 with respect to the announcement of the re-election of two Directors, actions taken by the Board of Directors to appoint Deloitte and Touche as Auditors, and viral projects and new patents being pursued.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipid Sciences, Inc.

Date: August 12, 2003	By:	/s/ Sandra Gardiner

Sandra Gardiner
Chief Accounting Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. Previously filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.

3.2	Bylaws. Previously filed as Exhibit 3.2 to registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.