Form 10-K
period 2003-12-31
LIPID SCIENCES INC/
filed 2004-03-15
CIK 71478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003.

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the company’s common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $19,480,258.82 as of June 30, 2003 (based on the last trading price on June 30, 2003, as reported on the Nasdaq National Market).

     The number of shares of the registrant’s common stock outstanding as of February 27, 2004 was 24,546,877 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement relating to the registrant’s 2004 Annual Meeting of Stockholders, to be held on June 17, 2004, are incorporated by reference into Part III of this Form 10-K where indicated.

LIPID SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2003

EXPLANATORY NOTE

      In this annual report, unless the context otherwise requires, Lipid Sciences, Inc., a Delaware corporation, is referred to as “we,” “the Company” or “Lipid.” On November 29, 2001, after the completion of our merger with Lipid Sciences, Inc., a Delaware corporation, we changed our name from NZ Corporation to Lipid Sciences, Inc. On June 26, 2002, the merged corporation changed its state of incorporation from Arizona to Delaware. In this annual report, we refer to our former name, NZ Corporation, as “NZ,” and we refer to the merged corporation, Lipid Sciences, Inc., as “Pre-Merger Lipid.” Because the merger was treated as a reverse acquisition, Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to 2001 included in this report reflects only Pre-Merger Lipid’s information. Consequently, we sometimes also refer to Pre-Merger Lipid as “we” or “the Company.” In addition, all share numbers, purchase prices per share, and exercise prices relating to Pre-Merger Lipid securities are shown on a post-merger basis after adjusting such numbers and prices to reflect the exchange ratio in the merger, with the exception of share amounts included in the Statement of Stockholders’ Equity for the period ended December 31, 2000 to November 29, 2001, the date of the merger, and common stock, share, and per share amounts as of December 31, 2000, disclosed in Note 10 of the Consolidated Financial Statements.

i

FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-K, including the documents incorporated by reference in this annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

      Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections, plans, objectives, goals, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, but are not necessarily limited to:

•	our inability to obtain adequate funds;

•	our technology not proving to be safe or effective;

•	our inability to obtain regulatory approval of our technology, which is only in the clinical development stage;

•	delay or failure to complete clinical studies;

•	our dependence on our license agreement with Aruba International;

•	our reliance on collaborations with strategic partners;

•	competition in our industry, including the development of new products by others that may provide alternative or better therapies;

•	failure to secure and enforce intellectual property rights;

•	risks associated with use of biological and hazardous materials;

•	product liability claims;

•	economic downturn in the real estate market; and

•	our dependence on key personnel.

      Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Item 1. Business — Factors That May Affect Future Results and Financial Condition” and elsewhere in this annual report.

ii

PART I

Item 1.     BUSINESS

Overview

      We are a development-stage biotechnology company engaged in research and development of products and processes intended to treat major medical indications such as cardiovascular disease, Human Immunodeficiency Virus (HIV) and other viral infections in which lipids, or fat components, play a key role. Our technologies are based on a patented process that selectively and rapidly removes lipids, such as cholesterol, from lipoproteins or viruses circulating in blood plasma without disrupting protein function. This process of lipid removal, known as delipidation, potentially improves the condition while enhancing the body’s natural ability to heal itself. We believe that our unique delipidation process has the potential for a far-reaching impact on human health. We are currently focused on applications for delipidation in two main areas: cardiovascular disease, using our HDL Therapy platform, and viral infections, using our Viral Immunotherapy platform. HDL Therapy is aimed at developing treatments for the reversal of atherosclerosis, while the Viral Immunotherapy platform is focused on treatments for people suffering from conditions associated with lipid-enveloped viruses such as HIV, Hepatitis B and C, Severe Acute Respiratory Syndrome (SARS), and West Nile.

      Lipids are a part of every human living cell. Lipids are commonly bound to proteins and are thus transported throughout the body. Diseases associated with vascular lipid deposits, such as coronary artery disease and peripheral vascular disease, are the number one cause of death in the industrialized world. In addition, lipid-enveloped viruses such as HIV, Hepatitis B and C, SARS, and West Nile have contributed to millions of deaths worldwide. Our delipidation technology selectively and rapidly removes lipids from lipoproteins such as High Density Lipoprotein (HDL), and from lipid-enveloped viruses including HIV, Hepatitis B and C, SARS, and West Nile. We believe, when returned to the body, such delipidated entities (lipoproteins or lipid-enveloped infectious agents) can provide a beneficial, therapeutic effect by increasing the efficiency of the body’s innate mechanism for healing itself. We believe delipidation can also be applied to other lipid-containing biological entities or disease states where lipids play a key structural and/or functional role.

      Our primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.

Acquisition

      On November 29, 2001, we completed our merger with Pre-Merger Lipid. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the shareholders of Pre-Merger Lipid became shareholders of the Company. In connection with the merger, Pre-Merger Lipid shareholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid shareholders owned approximately 75% of the then outstanding common stock of the Company and the NZ shareholders owned the remaining shares of the Company’s common stock.

      The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the shareholders of Pre-Merger Lipid owned the majority of the Company’s common stock immediately after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes.

      Prior to the merger, our common stock was traded on the American Stock Exchange under the symbol “NZ.” Our common stock now trades on the Nasdaq National Market under the symbol “LIPD.”

      Following the merger, the business of the Company became primarily that of Pre-Merger Lipid. As part of the merger, we announced our intent to conduct an orderly disposition of substantially all of the real estate and other assets held by the Company before the merger to fund the ongoing operations of Lipid Sciences’

biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans, and have since been executing that plan.

Cardiovascular Disease

      Cardiovascular disease is a major cause of death in the industrialized countries of the world. Each person has within them a “cardiovascular clock,” which refers to the slow and continuous build-up of cholesterol-laden plaque on arterial walls. This process, known as atherosclerosis, may eventually result in cardiovascular disease of the blood vessels. Over decades, this build-up may result in the blockage of blood flow through arteries, particularly those which deliver blood to the heart. If left untreated, these plaques can have debilitating or even fatal effects.

      Researchers believe that high cholesterol, especially cholesterol with high concentrations of low-density lipoprotein (LDL), plays a key role in the occurrence and development of atherosclerosis. Low-density lipoproteins are often called “bad cholesterol” because these particles carry cholesterol in the blood and deposit it in body tissue and in blood vessel walls. High-density lipoproteins, or “good cholesterol”, remove excess cholesterol from tissues and vessel walls and carry it to the liver where it is eliminated from the body. A high LDL-to-HDL cholesterol ratio leads to the build-up of lipid-rich plaques in the arterial walls. These plaques are highly vulnerable to rupture and blood clot formation. Serious adverse cardiac events, such as angina pectoris (chest pain) and myocardial infarction (heart attack), can occur if a blood clot forms from the rupture of a so-called “vulnerable plaque”, reducing or preventing blood flow to the heart muscle. Conversely, regression or stabilization of such plaques could reduce the risk of such acute coronary events. Diet, exercise, and drug therapy may help lower the amount of cholesterol in the blood and therefore may reduce the progression of this disease. However, we believe that atherosclerosis is rarely improved with current treatments as these treatments do not reverse the disease, or, in effect, turn back the “cardiovascular clock.”

      According to the American Heart Association, cardiovascular disease is the leading cause of death among American men and women. Currently over 13 million people have been diagnosed with coronary heart disease and nearly 5 million people have suffered a stroke in the United States. Each year, some 1.7 million people suffer from acute coronary syndrome and more than 600,000 are afflicted with a stroke in the United States. The limitations of treating this disease with more traditional methods like diet, exercise, and drug therapy have led to the development and widespread use of interventional procedures, such as balloon angioplasty therapy, stent placement, and coronary artery bypass surgery, known as surgical revascularization. These interventional procedures have high attendant costs, clinical complications and sometimes death associated with them. Physicians and their patients, however, are often forced to resort to these procedures in order to save, prolong or improve the quality of life of people with cardiovascular disease.

      Current Treatments for Cardiovascular Disease. The initial physician recommendation for a patient with cardiovascular disease is frequently a change in lifestyle involving exercise combined with a low-fat, low-cholesterol diet. If a patient’s condition does not improve, then the physician moves to the next level of treatment to achieve acceptable levels of cholesterol in the blood, typically drug therapy with one of the general class of drugs known as statins.

      Following the initial diet and exercise regimen, treatments are either short-term solutions, termed “acute” by physicians, or long-term solutions, termed “chronic.” Acute treatments are reserved for more life-threatening cardiovascular conditions, such as ischemia, a condition where there is a shortage of oxygen-rich blood available to the heart, or portions of the heart. In contrast, chronic treatments are used to prevent cardiovascular disease from growing worse and later having to resort to acute treatments. Acute treatments usually involve costly interventional surgical procedures, while chronic treatments utilize drugs, usually in tablet or pill form, and are required to be taken over a long period of time.

      Acute Treatments. Acute treatments are required when blood flow to the heart muscle is severely restricted and the patient is at immediate risk for further complications. Common invasive procedures used to restore blood flow are: coronary artery bypass graft surgery and angioplasty with stents. In bypass surgery, the cardiologist redirects blood flow around the blocked arteries by grafting a healthy vessel removed from another location in the patient. In angioplasty, a thin flexible tube with an inflatable balloon at its end is positioned in the artery at the point of blockage. During the procedure, a balloon is inflated and this pushes aside the plaque that causes the blockage, resulting in a reopening of the artery to allow greater blood flow. Frequently, a cardiologist reinforces the newly opened artery with a wire-mesh cylinder called a stent.

      The primary benefit of acute treatments is the immediate restoration of oxygen-rich blood flow to the heart. However, the major drawbacks of acute treatments are:

•	Restenosis, or reclosing of the artery, even after stenting, often occurs in patients who have had these invasive surgical procedures. This may require an additional invasive procedure within six months.

•	Invasive procedures by their nature involve not only a high financial cost, but also the risk of complications, including death. For instance, these invasive procedures involve opening up the chest cavity to expose the heart, as in coronary artery bypass surgery, or snaking a wire through the femoral artery to the heart, as in balloon angioplasty.

•	Acute treatments are invasive procedures, which may require significant recovery time after the surgical procedure.

•	Many patients may not be eligible for these invasive procedures due to their anatomy, physical condition, age, or past medical history.

•	Even though atherosclerosis affects the entire cardiovascular system, acute procedures are localized and treat only one segment of a diseased artery at a time. Therefore, many diseased arteries are left untreated using these invasive surgical procedures, still leaving the patient at risk for future adverse events.

      Chronic Treatments. Chronic treatments for cardiovascular disease have the goal of preventing or limiting progression of the disease. Physicians frequently prescribe drugs called statins, which lower the level of LDL cholesterol in the blood by inhibiting cholesterol production in the body. These drugs can also lower other lipids and have the ability to slightly raise HDL. Studies have shown that statins reduce the incidence of illness and death from cardiovascular disease. We believe that these drugs neither treat the existing, underlying atherosclerosis nor reverse the disease in a majority of patients. In post-operative patients, they also fail to prevent restenosis, the reclosure of an artery following surgical procedures.

      Our Approach to Treating Lipid Based Cardiovascular Diseases

      HDL Therapy. The past decade has brought about an intense focus on the lowering of LDL cholesterol for the treatment of atherosclerotic cardiovascular disease. In spite of this focus and the billions of dollars spent on lowering LDL, there continues to be significant mortality and morbidity as a result of atherosclerosis. Even with LDL drug therapy at its best, the reduction of cardiovascular disease events is only 25-35%. As a result, the search began for new therapies to treat cardiovascular disease.

      We believe that our HDL Therapy platform could one day result in a dramatic reduction in cardiovascular, coronary or peripheral vascular events such as heart attacks and strokes. This platform uses delipidation technology to remove lipids from lipoproteins such as HDL in the bloodstream. The delipidated HDL particle is then returned to the patient. These delipidated HDL particles pick up excess lipid from the artery walls more efficiently than native, or undelipidated, HDL and transport the lipid to the liver. The lipids are then processed and excreted naturally from the body. If successful, our HDL Therapy may be able to reverse the “cardiovascular clock,” or the deposition of arterial plaque that occurs in the course of a human’s life. The process of removal of excess cholesterol from the arterial wall by HDL has been referred to in scientific terms as Reverse Cholesterol Transport.

      Our HDL Therapy is designed to increase or enhance the performance of HDL, or “good cholesterol”, through the stimulation of a patient’s natural Reverse Cholesterol Transport system. This therapy is intended to increase cholesterol removal from vulnerable arterial plaques and stimulate the regression of atherosclerosis. Delipidated HDL particles have been shown to be at least six times more efficient in scavenging cholesterol than native, or undelipidated, HDL. This enhanced cholesterol transport capacity causes the removal of lipids from the arteries and contributes to the regression of vulnerable plaques, therefore, “supercharging” the body’s own mechanism for lipid management. We anticipate that HDL Therapy will complement treatment with lipid-lowering drugs such as statins. After acute intervention by HDL Therapy and subsequent plaque regression, long-term statin therapy would then ensure continued control of disease progression, thereby reducing the risk of future cardiovascular events.

      Our HDL Therapy delivery system, which we expect to be based on a proprietary set of high-margin disposables, is expected to encompass the following sequence of steps:

•	removing whole blood from the patient;

•	separating the plasma from the blood cells;

•	returning the blood cells to the patient

•	delipidating the plasma; and

•	returning delipidated plasma to the patient.

      In Vitro and Animal Experiments. In vitro experiments conducted both internally and by outside laboratories have confirmed our ability to selectively delipidate HDL in plasma. Further experiments have confirmed the ability of the delipidated HDL particle created by our process to “efflux” (remove) cholesterol via specific metabolic pathways known to be critical to reverse cholesterol transport. The delipidated HDL particle has been shown to be more efficient at cholesterol removal than undelipidated HDL.

      Several animal models have been tested to establish the safety and efficacy of our HDL Therapy. Preliminary animal studies demonstrated that treatment with delipidated plasma results in the removal of cholesterol from the arteries. In one of the studies conducted, treatment of 125% of the animal’s plasma volume (five treatments each of 25% of the plasma volume), resulted in regression of arterial plaque.

Viral Infections

      Viruses can be divided into two major classes: lipid-enveloped viruses, which possess a lipid coat, and non-enveloped viruses, which do not. The lipid coat surrounds the protein structure and genetic material of the virus and protects the virus from recognition by the immune system. The lipid coat also helps the virus infect the host cell by merging the virus coat with the host cell surface. Some well-known lipid-enveloped viruses include HIV, Hepatitis B and C, SARS, and West Nile.

      HIV infection is a high-profile, worldwide problem resulting in the devastation of populations in many countries. Currently, 850,000 to 900,000 people in the United States, and approximately 40 million people worldwide, are infected with HIV. About 40,000 people in the United States, and approximately 5 million people worldwide, become infected by HIV each year. Three million people die of HIV/AIDS associated illnesses every year worldwide. HIV begins its infection of a susceptible host cell, called a lymphocyte, by binding to a receptor on the host cell surface. Lymphocytes are a critical part of the body’s immune system. Following fusion of the virus with the host cell, HIV infects the cell. The genetic material of the virus, RNA, is released into the host cell and converted into DNA. This viral DNA integrates into the genetic material of the cell and replicates using the host cell’s replication system. The virus can persist in a latent state or emerge through the host cell membrane to infect other host cells.

      In addition, other well-known lipid-enveloped viruses present health concerns domestically and internationally. There are an estimated 1.25 million people in the United States chronically infected with Hepatitis B and 3.9 million people infected with Hepatitis C in the United States. Chronic hepatitis infections can lead to serious liver disease, creating the need for a liver transplant, and if left untreated can lead to death. SARS has recently emerged as a new, threatening disease. While the initial outbreak of SARS in the winter of 2002 was relatively small, the mortality rate of the disease is significant at about 10% of those infected. West Nile virus has been spreading across the United States over the past five years, infecting large populations of various animal species and, in a limited number of cases, man. In 2003, West Nile had spread to 46 U.S. states. It is predicted that West Nile virus will have invaded every state in the United States within the next few years.

      Current Treatments for Viral Infections. There have been significant advances in the treatment of viral diseases such as HIV over the past twenty years. With respect to HIV, the most important treatment advances have been as the result of the introduction of anti-retroviral drugs. While these drugs have helped millions of patients by lowering the amount of virus circulating in their blood and by helping keep their immune systems functioning through preservation of CD4+ T cells, there is still a pressing need for new therapies. The primary target of HIV is the CD4+ T cells. Thus infection of these cells needs to be prevented. As a result of the use of Highly Active Anti-Retroviral Therapy (HAART), a combination of protease inhibitors and reverse transcriptase inhibitor drugs, death rates from AIDS have been significantly reduced in countries where such therapies are available. These therapies however are expensive and have been shown to have significant toxicity and debilitating side effects for many of the patients who take them. Despite improving both quality and duration of life for HIV-infected individuals, HAART therapy has been unable to completely eradicate the virus in the blood and organs of infected individuals. Side effects of these therapies, which include drug toxicity, lipodystrophy, neurological symptoms, and depression, can be significant. Such side effects lead to the rejection of these therapies by a significant number of patients. After cessation of drug therapy, or if a patient does not adhere strictly to the schedule of drug therapy, viral loads may rebound or even exceed pretreatment levels. HIV may also mutate in the presence of the antiviral compounds that are designed to interfere with viral replication. Viral mutation can lead to the development of drug resistance, rendering the drugs ineffective. Drug resistance is a major concern of physicians because a large number of patients are infected by a strain of HIV that is already resistant to at least one drug in their drug therapy regimen. As the HIV virus continues to mutate, the number of patients with drug-resistant viral strains is expected to grow significantly. Because of these limitations, extensive research has gone into creating new and more powerful therapies to treat this disease.

      Existing drug therapies for Hepatitis C have proven to be effective in only a portion of the patients treated. In addition, side effects of existing drug therapies, such as depression and hematologic abnormalities, can be significant and the therapeutic regimen is very expensive. As with HIV, drug resistance is a serious problem, as is cost and other aspects of existing therapies for Hepatitis C, making them largely impractical. Current treatments for Hepatitis B can be very expensive, have unpleasant side effects and can lead to drug resistance. At their best, these treatments can stop viral growth in less than half of chronically infected patients. At the present time there are no specific treatments for either SARS or West Nile disease.

      Our Approach to Treating Lipid-Enveloped Viruses

      Viral Immunotherapy. Our Viral Immunotherapy platform is focused on the removal of lipid coatings from viruses and other lipid-containing infectious agents by application of our delipidation technology. It is commonly understood that lipid-enveloped agents will not be able to infect a host cell if their lipid membranes are removed. We believe that removing the virus’ protective lipid coating will affect the virus’ ability to infect host cells.

      Our Viral Immunotherapy platform aims to treat viral diseases, such as HIV, by modifying the infectious virus to expose viral proteins that are often hidden from a patient’s immune system by the virus’ lipid coat. The exposure of these proteins to a patient’s immune system can allow the immune system to recognize the foreign viral proteins and therefore mount an enhanced immune response on a cellular level, as well as develop antibodies to the exposed proteins (epitopes). These antibodies would then attack the virus in the blood stream and reduce the viral load of the victim of the disease. The reduced viral load and the removal of lipid from the virus making it non-infectious, could greatly reduce the stress on the immune system of the infected patient, and, in the best case, potentially improve or remedy the disease state. Because the Viral Immunotherapy process makes the viral proteins more visible to the body’s host-defense and antigen-presenting systems, Viral Immunotherapy may provide a basis for treating patients infected by a wide variety of lipid-enveloped viruses including SARS, West Nile virus and others.

      We believe that our Viral Immunotherapy process is unique in that it treats the actual viral population of the individual at the time of treatment, and presents the resulting exposed antigens of that unique viral mix to the immune system, resulting in an autologous therapeutic vaccine effect. We believe that this novel approach may overcome some of the limitations of other therapeutic approaches to HIV, Hepatitis B and C, SARS and

West Nile, where viral mutations lead to drug or vaccine resistance or result in lack of protection against infection by another strain of the virus. In addition, in the case of the SARS virus, no preventative or effective therapeutic drugs are yet available.

      We believe that our Viral Immunotherapy process may also prove very useful in treating patients who cannot tolerate other therapies and patients who are resistant to current therapies, for example HAART therapy for HIV. We also believe that Viral Immunotherapy may have potential applications in managing viral loads during periods of cessation of therapy, such as HAART, and in reducing side effects and toxicity issues associated with long term, chronic use of these potent drugs. In the developing world, our Viral Immunotherapy process may be particularly attractive because it may be administered on an intermittent basis rather than on a daily basis, and delivered at a potentially lower cost than existing therapies, and without the issues of drug resistance and other drug-related side effects.

      Our primary strategy is to pursue therapeutic applications of the Viral Immunotherapy technology in patients already infected with lipid-enveloped viruses. We are also developing our Viral Immunotherapy technology to establish a new approach for the preparation of vaccines against lipid-enveloped pathogens. The first indication we are pursuing with our Viral Immunotherapy process is the development of an autologous therapeutic vaccine for use against HIV.

      In Vitro and Animal Experiments. Various delipidated viruses have been shown in animal studies to provide cellular and/or antibody responses and even protection upon viral exposure. For example, Viral Immunotherapy-treated duck Hepatitis B virus has been successfully used to vaccinate and protect young ducklings.

      Our Viral Immunotherapy process has been shown to successfully delipidate the HIV particle and has the potential to be a therapeutic treatment for this disease. In vitro studies, including viral particle morphology by electron microscopy, analysis of viral protein recovery and evaluation of post-delipidation viral infectivity, have been conducted at Johns Hopkins University. Recent in vivo studies in a mouse model at Emory University have been conducted to demonstrate both safety and immunogenicity. With the successful completion of the studies in a mouse model, we have now initiated a series of non-human primate studies to further validate our unique delipidation technology by demonstrating safety and efficacy in a human surrogate model. The goal of these studies is the development of an autologous therapeutic vaccine for use against HIV.

Intellectual Property Protection

      We consider the protection of our technology, whether owned or licensed by us, to be vital to our business. While we pursue patent protection for our technology wherever appropriate, we also rely on trade secrets, unpatented know-how, regulatory exclusivity, and continuing technological innovation to reinforce our competitive position. We own, or have exclusive licensed, issued patents in the U.S., Australia, and Canada. We also own, or have exclusively licensed, a number of pending Japanese, Canadian, European, PCT, U.S. utility, and U.S. provisional patent applications that cover our on-going improvements and innovations. In addition, we continually assess and re-evaluate our intellectual property strategy to focus on building the strongest portfolio possible to support our HDL Therapy and Viral Immunotherapy platforms. To protect our trade secrets, proprietary know-how and other confidential information, we require our employees, consultants, advisors, collaborators, members of our Scientific and Viral Advisory Boards, and others, as may be appropriate, to enter into confidentiality agreements that prohibit disclosure to any third party, reaffirm our ownership of the confidential information, and prohibit the use of any confidential information for purposes not authorized by us. We also require our employees to agree to disclose and assign us all methods, improvements, modifications, developments, discoveries, and inventions conceived during their employment with us that relate to our business.

Aruba Licensing Agreement

      In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. As consideration for the license, we issued 4,677,060 shares of our common stock valued at $250,000 to Aruba. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the year ended December 31, 2000, we paid approximately $350,000 in cash and issued 66,817 shares of common stock valued at $150,000 related to this agreement. For the years ended December 31, 2003, 2002 and 2001, we have expensed approximately $500,000, $750,000 and $850,000, respectively, related to this agreement. Amounts for 2003, 2002 and 2001 were charged to research and development expense.

Government Regulation

      General. Drugs, devices and biologic products must satisfy rigorous standards of safety and effectiveness before they can be approved or, in the case of some medical devices, “cleared” for commercial marketing by the Food and Drug Administration (FDA). The FDA has extensive authority and discretion over this approval process, subject to the provisions of its governing statutes, which consist principally of the Federal Food, Drug, and Cosmetic Act with respect to pharmaceuticals and medical devices, and the Public Health Service Act in the case of drug or device products of a biological nature, such as processed plasma.

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

      Biologics are regulated under the Public Health Service Act, which prohibits marketing them without an approved license from the FDA known as a Biologics License Application. Biologics regulation, under the Public Health Service Act, also focuses on whether a biologic is pure, safe and potent. Biologics License Applications for therapeutic biological drug products are similar to new drug applications and well-controlled clinical investigations to show safety and effectiveness are often required. The regulation of biologics also is impacted by the fact that biologics may be used in conjunction with a medical device such as a diagnostic kit. If used in conjunction with a device, the biologic product must satisfy the Public Health Service Act requirements and also may need to go through the pre-market approval application procedure, which may require that the applicant conduct clinical studies to secure approval. There is no mechanism existing today that provides for a Biologics License Application for a “generic” biologic drug.

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

      Regulatory Status of Our Products. Due to the early nature of our development efforts, the regulatory status of our potential products or which center of the FDA will have primary responsibility for review of our regulatory submissions is unknown at this time. Depending on the claims made and the FDA’s ruling regarding the regulatory status of our products, they may be designated as devices, biologics or as combination products. However, we anticipate that regardless of regulatory designation, we will need to conduct pre-clinical and clinical studies to prove the safety or effectiveness (or both) of the plasma delipidation systems for the initial intended use for which we elect to seek approval from the FDA.

      With respect to pre-clinical studies, as our development work on the plasma delipidation systems is still at an early stage, we cannot predict the nature of the studies the FDA will require. For instance, the FDA may want us to confirm that the levels of any physical components, processing agents, or other inactive ingredients that might be used in the plasma delipidation systems are at acceptable levels when the delipidated fluid (plasma) is returned to the patient following processing, particularly if any of those components or ingredients have not been reviewed previously by the FDA for use in other regulated products. In addition, the initial clinical study we plan to conduct may generate additional information that will impact the types and extent of pre-clinical data the FDA may require the Company to perform. See “Clinical Studies — General” below.

      To support a regulatory submission, the FDA commonly requires clinical studies to show safety and effectiveness. While we cannot currently state the nature of any such studies that the FDA may require for the plasma delipidation system, medical device products approved by the FDA for other companies using similar mechanisms of operation have required extensive clinical studies in order to secure approval.

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

      If human clinical trials of a device are required for a pre-market approval application and if the device presents a significant risk as defined in the FDA’s regulations, the sponsor of the trial (usually the manufacturer or the distributor of the device) must submit an investigational device exemption (IDE) filing prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing and including the proposed protocol governing the clinical study. If the IDE application is approved by the FDA and an appropriate Institutional Review Board, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

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

      In some circumstances, sponsors of clinical trials are permitted to sell investigational drugs, biologics, or devices distributed in the course of the study, provided the revenue from such sales does not exceed recovery of the costs of manufacture, research, development and handling. If we elect to pursue this option, we will need to seek the FDA’s approval if the clinical investigation is conducted under an investigational new drug or an investigational device exemption. The FDA routinely does not grant such approvals. Typically, a showing of special need is required.

Discontinued Operations

      As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans, were acquired. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate and real estate lending business to fund the ongoing operations of our biotechnology business. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented.

      During the twelve months ended December 31, 2003, we reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. These assets consist of certain notes receivable secured by real estate, which we obtained as a result of providing seller-financing of a prior real estate sale. Although we may dispose of these assets prior to their maturities, they may also be held to term if we cannot obtain favorable terms for disposal. The results of operations of this component, previously reported in discontinued operations through December 31, 2002, have been reclassified and included in interest and other income for all periods presented. Additionally, all related income tax expenses/benefits have been reclassified accordingly.

      During 2003, we continued to dispose of the assets in the real estate and lending business. This included the sale of all industrial land in New Mexico, the sale of residential lots in New Mexico, and the collection of principal payments on commercial real estate loans. As of December 31, 2003, approximately 20% of the assets reported in the disposal group at December 31, 2001 remained to be disposed of.

      As of December 31, 2003, the remaining assets in the disposal group were one note receivable, one commercial real estate loan, mineral rights, and residential lots in New Mexico and California. No new real estate activity is anticipated, except as necessary for the ultimate disposition of the assets. Repayment of the entire principal balance of the commercial real estate loan was received in January 2004.

Employees

      As of December 31, 2003, we had fifteen full-time employees and one part-time employee. Eight employees were engaged directly in research and new product development, one in regulatory affairs and quality assurance and seven in administration and finance. All of our sixteen employees are located in California.

      We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. No employee is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

Available Information

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available, without charge, on our website, www.lipidsciences.com, as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not part of this report or any other report filed with the SEC.

Factors That May Affect Future Results and Financial Condition

If we are unable to obtain adequate funds, we may not be able to develop and market our potential products.

      For the twelve months ended December 31, 2003, we incurred a net loss of approximately $11,000,000 and since Inception through December 31, 2003, we have incurred an accumulated deficit of approximately $42,500,000. We expect to continue to incur losses for the foreseeable future as we continue funding for clinical testing and other activities related to seeking approval to market our products. Conducting clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital.

      As of December 31, 2003, we had cash, cash equivalents and short-term investments equal to approximately $13,860,000. We anticipate that these assets and the cash raised from the disposal of remaining real estate and other assets held by the Company before the merger will provide sufficient working capital for our operations through mid-2005. As of December 31, 2003, we have disposed of a substantial portion of our real estate and other assets held by the Company before the merger. In the near future, we will require additional capital in amounts that cannot be quantified, but are expected to be significant. We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants, or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly impaired.

Our technology is only in the clinical development stage, may not prove to be safe or effective, and may never receive regulatory approval or achieve widespread use, which would significantly harm our business prospects.

      Before obtaining required regulatory approvals for the commercial sale of any of our potential products, we must demonstrate, through pre-clinical studies and clinical trials, that our technology is safe and effective for use in at least one medical indication. These studies and clinical trials are expected to take a number of years and may fail to show that our technology is sufficiently safe and effective, in which case our technology will not receive regulatory approval, and we will not be able to develop and commercialize our products. In connection with our restructuring plan, we discontinued our Phase 1 human clinical trial and ceased all operations in Australia in January 2003.

      Our technology, and hence, our business, at present is limited to addressing two medical applications: cardiovascular disease, using our HDL Therapy platform, and viral infections, using our Viral Immunotherapy platform. HDL Therapy is aimed at developing treatments for the reversal of atherosclerosis, while the Viral Immunotherapy platform is focused on treatments for people suffering from conditions associated with lipid-enveloped viruses such as HIV, Hepatitis B and C, SARS, and West Nile. If our technology does not prove to be safe or effective, if we otherwise fail to receive regulatory approval for our potential product indications, or if we fail to successfully commercialize any product that may receive regulatory approval, our business prospects would be significantly harmed and we may even be forced to cease operations.

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

•	extensive pre-clinical animal studies are required by the regulatory authorities to demonstrate the safety of the process technology;

•	the data generated by the pre-clinical animal studies does not indicate to the regulatory authorities that there is a sufficient margin of safety;

•	the potential clinical benefit from the delipidation process cannot be effectively demonstrated through the pre-clinical animal studies;

•	the relevant regulatory requirements for initiating and maintaining an application for a clinical study cannot be met;

•	the product or process is not effective, or physicians perceive that the product is not effective;

•	patients experience severe side effects during treatment or possibly even death as a result of the treatment;

•	patients die during a clinical study because their disease is too advanced or because they experience medical problems that are not related to the product being studied;

•	patients do not enroll in the studies at the rate we expect; or

•	the discovery by the sponsor, during the course of the study, of deficiencies in the way the study is being conducted by the study investigators that raise questions as to whether the study is being conducted in conformity with the relevant regulatory authorities’ regulations or Good Clinical Practice.

We depend on our license agreement with Aruba International Pty. Ltd. that may, if terminated, significantly harm our business.

      We have entered into an agreement for an exclusive license to patents, know-how and other intellectual property relating to our foundation technology for removal of lipids from proteins and our continued operations at present are dependent upon such intellectual property. The licensor is Aruba International Pty. Ltd., a company controlled by Dr. Bill E. Cham, a founding stockholder of Pre-Merger Lipid and a former Director of the Company. Dr. Cham also controls KAI International, LLC, our largest stockholder. The technology licensed from Aruba currently represents an important part of the technology owned or licensed by us. Aruba may terminate the license agreement if we fail to perform and fail to remedy following written notice of default with respect to our material obligations under the agreement, including our obligations to make royalty payments, or if we cease, without intention to resume, all efforts to commercialize the subject matter of the licensed intellectual property. If our license with Aruba terminates, our business would be significantly harmed and may cause us to cease operations.

We intend to rely on collaborations in order to further develop our products and processes. If these collaborations are unsuccessful, the development of our products could be adversely affected and we may incur significant unexpected costs.

      We intend to enter into collaborations with strategic partners, licensors, licensees and others. We may be unable to maintain or expand our existing collaborations on favorable terms, or at all, or establish additional collaborations or licensing arrangements necessary to develop our technology on favorable terms, or at all. Any current or future collaborations or licensing arrangements may not be successful. In addition, parties we collaborate with may develop products or processes that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. If one or more of these parties fails to achieve product development objectives, this failure could harm our ability to fund related programs and develop or commercialize products.

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

If we fail to secure and then enforce patents and other intellectual property rights underlying our technologies, or if the use of our technology is determined to infringe on the intellectual property rights of others, our business could be harmed.

      Our future success will depend in part on our ability to obtain patent protection, enforce patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third parties with respect to their technology, both in the United States and in foreign countries. We currently have an exclusive license from Aruba International Pty. Ltd. with respect to three issued U.S. patents (and three issued Australian counterpart patents) and counterpart applications as well as independent pending patent applications. The issued patents will expire in July 2005, July 2014 and December 2014. There are additional pending applications assigned to us and we are constantly strengthening our IP portfolio in accordance with our technological advancements. Each of the patents and pending applications relates to different aspects of our technology platforms. However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

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

      Because of the large number of patent filings in the biopharmaceutical field, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary intellectual property rights relating to products or processes competitive with or similar to ours. We cannot be certain that

U.S. or foreign patents do not exist or will not be issued that would harm our ability to commercialize our products and product candidates.

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

      Our design, testing, development, manufacturing and marketing of products involve an inherent risk of exposure to product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain product liability insurance for our products in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost or if a successful product liability claim is made against us, whether fully covered by insurance or not, our business could be harmed.

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

Existing stockholders may experience future dilution.

      In connection with the merger of the privately-held Lipid Sciences, Inc. with and into NZ Corporation, we issued additional shares of common stock in December 2003 and will issue additional shares of common stock in 2004 to those individuals and entities who were stockholders of NZ Corporation on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company’s common stock. In December 2003, we issued approximately 3.1 million shares of common stock to those rights holders who perfected their rights and remained qualified to receive the additional shares on November 29, 2003. This common stock issuance diluted ownership of stockholders not holding rights by approximately 13%, based on 21,141,455 shares outstanding as of November 29, 2003. In 2004, we issued an additional 277,427 shares of common stock to holders of perfected rights. It is possible that additional shares of common stock will be issued pursuant to this rights determination. These additional shares are not expected to be material, and therefore are not expected to have a material dilutive effect. In addition, as of December 31, 2003, 6,114,586 stock options and 1,091,314 warrants were outstanding, which if exercised, would be converted to common stock. Moreover, in the near future, we will require additional capital to fund our operations. Such capital could be obtained through equity financings. Any future issuance of common stock will have the effect of diluting ownership of existing stockholders.

Shares available for sale.

      The future sale of substantial number of shares of our common stock, or the perception that such sales could occur, could impact the market price of our common stock. In connection with the merger of the privately-held Lipid Sciences, Inc. with and into NZ Corporation in November 2001, (i) certain of our stockholders beneficially owning 5,451,771 shares of our common stock agreed for one year, and (ii) certain of our other stockholders beneficially owning 9,622,803 shares of our common stock agreed for two years, pursuant to executed lock-up agreements, not to sell any shares of common stock. The shares subject to such one-year lock-up agreements became available for sale in the public market on November 29, 2002 and the shares subject to such two-year lock-up agreements became available for sale in the public market on

November 29, 2003. In addition, the shares of our common stock issued in December 2003, pursuant to the merger between NZ Corporation and Pre-Merger Lipid, were immediately salable upon issue.

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

ITEM 2.     PROPERTIES

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

      Additionally, we have leased office space in Phoenix, Arizona for our real estate related activities headquarters. The facility is approximately 974 square feet. The lease will expire in September 2004, but may be terminated early by us without penalty upon 60 days prior written notice. The lease may be extended for an additional six-month term at the option of the Company.

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

      There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      As of November 29, 2001, our common stock has traded on the Nasdaq National Market System under the symbol “LIPD”. Prior to November 29, 2001, our common stock was admitted to non-listed trading privileges on the American Stock Exchange under the symbol “NZ”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported by the AMEX and Nasdaq National Market, respectively. On February 27, 2004, there were approximately 859 registered holders of record of our common stock, including multiple beneficial holders and depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker.

The Market Price Range by Quarter:

	2003		2002
	High	Low	High	Low

First Quarter	$1.300	$0.810	$8.080	$5.500
Second Quarter	2.500	0.760	6.740	3.460
Third Quarter	3.180	1.310	4.960	2.600
Fourth Quarter	4.500	1.500	3.010	1.020

      We did not declare any dividends on our common stock in 2003 or in any of the two prior years. We anticipate that for the foreseeable future we will continue to retain our cash and any earnings for use in our business. The payment of cash dividends is at the discretion of the Board of Directors of the Company.

Equity Compensation Plan Information

      The following table provides aggregate information regarding outstanding options and warrants under all equity compensation plans of the Company through December 31, 2003:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued upon	Weighted – Average	Equity Compensation
	Exercise of	Exercise Price of	Plan (excluding
	Outstanding Options,	Outstanding Options,	securities reflected in
Plan Category	Warrants and Rights	Warrants and Rights	first column)

Equity Compensation
Plans Approved by Security Holders	5,249,324(1)	$3.54	4,741,216
Equity Compensation	865,260(2)	2.52	—
Plans Not Approved by Security Holders	1,091,314(3)	3.67	—

Total	7,205,898	$3.44	4,741,216

(1)	Issued pursuant to the Company’s 2001 Performance Equity Plan, 2000 Stock Option Plan and the 1997 Stock Incentive Plan (See Note 10 of the Consolidated Financial Statements).

(2)	Issued pursuant to individual option agreements, the material terms of which are described below.

(3)	Issued pursuant to warrants, the material terms of which are described below.

      The shares of common stock subject to outstanding options and warrants that were granted pursuant to equity compensation plans not approved by the shareholders of the Company were granted pursuant to individual stock option agreements and warrants, the material provisions of which are the following:

      Each of Petar Alaupovic, Ph.D., George A. Bray, M.D., H. Bryan Brewer, Jr., M.D., Howard Hodis, M.D., Gerhard Kostner, Ph.D. and Frank Sacks, M.D. was granted a non-qualified stock option to purchase 116,927 shares of common stock as consideration for services performed as a member of the Company’s Scientific Advisory Board. The options granted to the Scientific Advisory Board members are subject to substantially identical terms. Each option has a term of five years, a per share exercise price equal to the fair market value on the date of grant and is exercisable for a three-month period following the option-holder’s termination of service for any reason other than cause, the option-holder’s death or disability. The non-qualified stock option to purchase 155,902 shares of common stock that was granted to Gary S. Roubin, M.D., Ph.D., as consideration for services he performed as a member of the Company’s Board of Directors is subject to substantially similar terms as the options granted to the Scientific Advisory Board members, except that the term of the option is 10 years rather than 5 years. The Company also granted to Joe Markham, as consideration for services performed for the Company in a private placement transaction, a non-qualified stock option to purchase 7,796 shares of common stock that provides for substantial similar terms as the options granted to the Scientific Advisory Board members above. Each option that was granted outside the Company’s plans other than the option granted to Mr. Markham, which was exercisable immediately as of the date of grant, became exercisable over a specified period. All of these options were fully vested as of December 31, 2002.

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

      The selected consolidated financial data presented below for the fiscal years ended December 31, 2003, 2002, 2001, and Period of Inception (May 21, 1999) to December 31, 2000 are derived from audited financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto appearing elsewhere in this annual report. The selected data in this section are not intended to replace our financial statements.

Years ended December 31, 2003, December 31, 2002, December 31, 2001 and Period of Inception (May 21, 1999) to December 31, 2000(1)

(In thousands, except per share data)

Consolidated Statement of Operations Data:	2003	2002	2001(2)	2000(3)

Gross Revenue from continuing operations	$--	$--	$--	$--
Net Loss from continuing operations	(10,320)	(14,909)	(13,607)	(2,993)
Net Loss per share from continuing operations	$(0.48)	$(0.70)	$(0.86)	$(0.34)
Weighted average number of shares used in computing basic and diluted earnings per share	21,411	21,152	15,801	8,877

Consolidated Balance Sheet Data:	2003	2002	2001	2000

Cash, cash equivalents and short-term investments	$13,860	$20,552	$12,811	$9,171
Working Capital	18,495	27,582	28,388	9,050
Total assets	27,712	39,524	79,232	10,269
Long-term liabilities	34	36	22,598	7
Stockholders’ equity	24,959	35,606	51,277	9,623

(1)	Because our merger with Pre-Merger Lipid was treated as a reverse acquisition, Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to November 29, 2001 presented represents the financial results of Pre-Merger Lipid.

(2)	Financial information for the year ended December 31, 2001, includes the results of Pre-Merger Lipid from January 1, 2001 through November 28, 2001, and the Company’s results from November 29, 2001 through December 31, 2001.

(3)	Activities during the period from Inception (May 21, 1999) to December 31, 1999 were insignificant and have been included in the results of operations for the year ended December 31, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included on pages F-1 through F-24 of this annual report, and the “Factors That May Affect Future Results and Financial Condition” section at the end of Part I, Item 1. The statements below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page ii.

Overview

      We are a development-stage biotechnology company engaged in research and development of products and processes intended to treat major medical indications such as cardiovascular disease, HIV and other viral infections in which lipids, or fat components, play a key role. Our primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage. On November 29, 2001, we completed our merger with NZ. The merger with NZ was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of our common stock immediately after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to November 29, 2001 included in this report reflects Pre-Merger Lipid results. As a result of the merger, certain real estate assets were acquired, and thus our business was organized into two segments: Biotechnology and Real Estate. In connection with the merger we announced our intent to conduct an orderly disposition of these assets and on March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment.

      In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.

      We intend to finance our operations through the disposition of the remaining real estate and other assets held by the Company before the merger, through public or private equity or debt financings, the pursuit of research and development grants, and cash on hand. We anticipate that existing cash, cash equivalents and short-term investments and the cash raised from the disposal of remaining real estate and other assets held by the Company before the merger will provide sufficient working capital for our operations through mid-2005. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses upon receiving all relevant approvals. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

      On January 28, 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. In connection with the adoption of this strategic direction, we also restructured our business operations. The strategic plan was recommended by the management team and approved by the Board of Directors. As part of the cost-savings goal of the strategic plan, Barry D. Michaels resigned as Chief Financial Officer and certain other management and other staff positions were eliminated. Sandra Gardiner, the Company’s Vice President, Controller and Corporate Secretary, assumed the newly created position of Chief Accounting Officer. In related appointments, Marc Bellotti, who was Vice President of Product Development, assumed the position of Vice President, Research and Development. Dale Richardson, who was Vice President of Marketing and Sales, assumed the position of Vice President, Business Development. The Company believes it has strengthened its organizational capability and it intends to continue to do so in the future.

      On December 11, 2003, we began the process of considering various strategic initiatives, including evaluating recent third-party inquiries, to determine the best way for the Company to capitalize on the major market opportunity represented by HDL Therapy. These initiatives may include the formation of strategic development or licensing partnerships, strategic business combinations, or alternative financings to maximize the value of our technology for our shareholders.

Results of Continuing Operations — Years Ended December 31, 2003 and 2002

      Net Revenue. We have had no revenues from continuing operations since Inception (May 21, 1999). Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (HDL Therapy) and viral infections (Viral Immunotherapy).

      Research and Development Expenses. Research and development expenses include applied and scientific research and regulatory expenses. Research and development expenses for 2003 decreased approximately $8,358,000, or 55%, to $6,736,000 from $15,094,000 in 2002. The decrease is due primarily to reduced external development services, royalty expenses incurred in 2002 related to the initiation of our human clinical trial, employee related expenses as a result of our restructuring activities, as well as the cessation of all operations in Australia in January 2003. These decreases were partially offset by the restructuring charge recorded in the first quarter of 2003 and stock compensation expense, a non-cash charge related to issuance of stock options to Viral Advisory Board members. On July 1, 2003, the scope of the Development Agreement with SRI International was amended to focus on providing applied research and development services in support of advancing our Viral Immunotherapy platform, significantly reducing our spending. Research and development expenses account for approximately 60% of total operating expenses for the twelve months ended December 31, 2003.

      While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis. For the year ended December 31, 2003, however, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

      Selling, General and Administrative Expenses. General and administrative expenses for 2003 decreased approximately $2,099,000, or 32%, to $4,531,000 from $6,630,000 in 2002. The decrease is due primarily to a reduction in investor and public relations related expenses, legal, consulting, and accounting fees, employee related expenses as a result of our restructuring activities, and advisory fees paid to MDB Capital Group, LLC as a result of the merger between NZ and Pre-Merger Lipid. These decreases were partially offset by the restructuring charge recorded in the first quarter of 2003 and stock compensation expenses, a non-cash charge related to issuance of stock to consultants. General and administrative expenses account for approximately 40% of total operating expenses for the twelve months ended December 31, 2003.

      Interest and Other Income. Interest and other income for 2003 increased approximately $85,000, or 9%, to $1,014,000 from $929,000 in 2002. The increase is due primarily to gains recognized from the payoff of two notes reclassified from discontinued operations to assets held for use during the three month period ended March 31, 2003. This increase was partially offset by lower average cash, cash equivalent and short-term investment balances coupled with lower interest rates throughout 2003.

Results of Continuing Operations — Years Ended December 31, 2002 and 2001

      Net Revenue. We have had no revenues from continuing operations since Inception (May 21, 1999). Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (HDL Therapy) and viral infections (Viral Immunotherapy).

      Research and Development Expenses. Research and development expenses include product development, clinical testing, and regulatory expenses. Research and development expenses for 2002 increased approximately $3,295,000, or 28%, to $15,094,000 from $11,799,000 in 2001. The increase in research and development expenses was due primarily to the on-going development of the device component of our delipidation systems, expenses associated with our human clinical trial, including $250,000 paid to Aruba International upon the commencement of our human clinical trial, and staff additions in the research and development and clinical areas. Research and development expenses accounted for approximately 69% of total operating expenses for the twelve months ended December 31, 2002.

      Selling, General and Administrative Expenses. General and administrative expenses for 2002 increased approximately $2,225,000, or 51%, to $6,630,000 from $4,405,000 in 2001. The increase was due primarily to costs to conduct business as a public company, including accounting, legal, stockholder and filing fees. Public company related expenses accounted for approximately 40% of the increase in general and administrative expenses. The balance of the increase in such expenses was primarily due to expenses to establish administrative management, and director fees and expenses. General and administrative expenses accounted for approximately 31% of total operating expenses for the twelve months ended December 31, 2002.

      Interest and Other Income. Interest and other income for 2002 increased approximately $515,000, or 124%, to $929,000 from $414,000 in 2001. The increase was due primarily to interest income recognized on two notes acquired in the second quarter of 2001, which were subsequently reclassified from discontinued operations to assets held for use during the three month period ended March 31, 2003. This increase was partially offset by lower cash, cash equivalent and short-term investment balances throughout 2002.

Results of Discontinued Operations — Years Ended December 31, 2003, 2002 and 2001

      During the years ended December 31, 2003, 2002 and 2001, the disposal of real estate assets generated cash of approximately $2,450,000, $12,114,000 and $21,800, respectively, and we collected approximately $1,515,000, $21,502,000 and $495,000, respectively, in principal payments from commercial real estate notes and other notes receivable.

      In May 2002, we paid approximately $3,000,000 to purchase a first position mortgage loan, which was in superior lien position to our second position mortgage loan, on 15 residential lots in San Diego County, California. We purchased the first mortgage because the lender was foreclosing, leaving our second position mortgage unsecured and possibly unrecoverable. The foreclosure process was completed and the property was acquired in July 2002. We have undertaken certain development activities left unfinished by our borrower, in order to prepare the lots for sale. During 2003 we invested approximately $609,000 of cash in such development activities.

      During 2003, we made significant progress under our plan of disposition. We reduced our total real estate assets by approximately 27%, from $16.8 million to $12.3 million. This represents an overall reduction of approximately 80%, from $62.4 million to $12.3 million, since the inception of the plan of disposition. As of December 31, 2003, $6.8 million of the remaining real estate assets are included in current assets of discontinued operations, and, as described below, $5.5 million of the remaining real estate assets are included in notes receivable.

      As of December 31, 2003, the remaining assets in the disposal group were primarily one commercial real estate loan, one note receivable in connection with seller-provided financing of prior sales of real estate, mineral rights, and residential lots in New Mexico and California. No new real estate activity is anticipated, except as necessary for the ultimate disposition of the assets. Repayment of the entire principal balance of the commercial real estate loan was received in January 2004.

      During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. These assets consist of certain notes receivable secured by real estate, which the Company obtained as a result of providing seller-financing of prior real estate sales. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 were reclassified from current assets of discontinued operations to notes receivable. The results of operations of this component, previously reported in discontinued operations through December 31, 2002, have been reclassified and included in interest and other income for all periods presented. Income of $689,000, $58,000 and $747,000 for the twelve months ended December 31, 2002, December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2002, respectively, have been reclassified to interest and other income. All related income tax expenses/benefits and accrued interest have been reclassified accordingly. Of the notes receivable reclassified to assets held for use, one note was prepaid in its entirety in June 2003. In December 2003, we received a partial prepayment on one of the remaining notes receivable. The prepayments reduced the carrying value of the reclassified assets by $1,056,000, resulting in a carrying value of $5,513,000 at December 31, 2003. Although we may dispose of the remaining assets prior to their maturity, they may also be held to term if we cannot obtain favorable terms for disposal.

Liquidity and Capital Resources

      Pre-Merger Lipid financed its operations principally through two private placements of equity securities, which yielded net proceeds of approximately $16,900,000, and the sale of common stock to one of its founders. The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs, through December 31, 2003.

      The net cash used in operating activities was approximately $9,600,000 for the year ended December 31, 2003, resulting primarily from operating losses incurred, payment of accrued liabilities pertaining to our restructuring activities and the advisory fees due to MDB Capital Group, partially offset by the payment of notes receivable reclassified from discontinued operations to assets held for use. The net cash used in operating activities was approximately $13,100,000 and $10,300,000 for the years ended December 31, 2002 and 2001, respectively, resulting primarily from operating losses incurred as adjusted for income taxes and non-cash stock compensation charges. The net cash used in investing activities was approximately $6,900,000 and $2,600,000 for the years ended December 31, 2003 and 2002, respectively, primarily attributable to the purchase and subsequent maturity of short-term investments and purchase of capital equipment. Net cash provided by investing activities of approximately $7,300,000 for the year ended December 31, 2001 was primarily from the maturities of short-term investments. Net cash provided by financing activities of approximately $27,000 for the year ended December 31, 2003 was due to the proceeds received from the exercise of employee stock options. Net cash used in financing activities of approximately $700,000 for the year ended December 31, 2002 was primarily due to the repurchase of common stock from dissenting stockholders and additional accrued merger costs. Net cash provided by financing activities of approximately $13,200,000 for the year ended December 31, 2001 was due primarily to the acquisition of NZ Corporation and the sale of equity securities in private placement transactions. Net cash provided by discontinued operations of approximately $2,800,000, $22,200,000 and $1,400,000 for years ended December 31, 2003, 2002 and 2001, respectively, was primarily due to the sale of real estate assets and collection of principal payments on commercial real estate loans and other notes receivable.

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

      Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is associated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement, the initial term of which expired on November 27, 2002, automatically renewed every year, however, either party could terminate the agreement, without cause, upon thirty days written notice. We gave 30 days written termination notice to Karuba on July 30, 2003, therefore the agreement was terminated effective August 31, 2003. As a result of such termination, we were required to pay Karuba a termination amount equal to one third of the annual fee, payable in equal monthly installments through December 2003.

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

      We also issued warrants to SRI to purchase 779,510 shares of common stock at an exercise price of $3.21 per share. The warrants vested with respect to 233,853 shares upon completion of Phase I, with the remaining 545,657 shares vesting upon completion of Phase II. On May 12, 2001, the Development Agreement was amended with respect to the warrants to purchase 545,657 shares of common stock related to Phase II. This amendment splits Phase II into two development milestones with warrants to purchase 272,829 shares vesting at the completion of each milestone. If either development milestone is discontinued at the option of the Company, all 545,657 warrants will vest at the completion of the remaining milestone.

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

      Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program were limited to $6,300,000. On July 26, 2002, funding to SRI for the continued development of Phase II was increased to $9,500,000. As of December 31, 2003, neither milestone related to Phase II was completed, consequently no value has been assigned to the 545,657 warrants which vest upon completion of such milestones. These warrants will be valued using the Black-Scholes method and will be charged to expense as they vest. Consistent with our strategic direction announced on January 28, 2003, we have refocused SRI efforts to support our Viral Immunotherapy platform, resulting in a significant reduction in spending related to Phase II development.

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

      In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. Approximately $1,400,000 and $430,000 of the advisory fee was paid during the year ended December 31, 2002 and 2003, respectively. On the two-year anniversary of the merger, the Company valued the remaining pre-merger assets and determined the remainder of the advisory fee to be $288,000, which was paid to MDB Capital Group, LLC in January 2004.

      In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equaled or exceeded $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equaled or exceeded 1,500,000 shares. Each perfected right entitled the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and were required to continue to hold their shares in direct registered form through November 28, 2003 to continue to qualify the right. Transfer of shares before November 29, 2003 would disqualify the right attached to the transferred shares. We issued approximately 3.1 million shares of common stock in December 2003, and will issue additional shares of common stock in 2004, to those individuals and entities who were stockholders of NZ Corporation on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company’s common stock. This common stock issuance diluted ownership of stockholders not holding rights by approximately 13%, based on 21,141,455 shares outstanding as of November 29, 2003. In 2004, we issued an additional 277,427 shares of common stock to holders of perfected rights. It is possible that additional shares of common stock will be issued pursuant to the rights determination, but such additional shares are not expected to be material.

      We have a non-cancelable lease agreement for the office space in Pleasanton, California, which expires in 2005. Rent expense for 2003, 2002 and 2001 was approximately $344,000, $303,000 and $265,000, respectively. Future minimum lease payments under this lease agreement total $617,000.

      Our principal uses of funds are expected to be the payment of operating expenses, continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms, and payment of accrued liabilities pertaining to our restructuring activities. Our principal sources of funds are expected to be cash on hand, and the timely disposition of real estate assets acquired in the merger. We have undertaken a number of programs to efficiently manage our cash and working capital. As of December 31, 2003, we had cash and cash equivalents and short-term investments equal to approximately $13,860,000. Based on our belief that the implementation of our January 2003 strategic plan has proven effective, we anticipate that these assets, and the cash raised from the disposal of assets included in the discontinued operations plan, will provide sufficient working capital for our operations through mid-2005. We expect additional capital will be required in the future. Our Board of Directors has begun the process of considering various strategic initiatives, including third-party inquiries, public or private equity or debt financings, the formation of strategic development or licensing partnerships, and strategic business combinations. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s cash requirements on an ongoing basis.

Contractual Obligations

      Future estimated contractual obligations are:

(In thousands)	2004	2005	Total

Long-Term Debt Obligations	$—	$—	$—
Capital Lease Obligations	—	—	—
Operating Leases	356	261	617
Purchase Obligations*	—	—	—
Royalty Payments**	500	500	1,000
Other Long-Term Liabilities Reflected on the Company’s Consolidated Balance Sheet	—	—	—

Total	$856	$761	$1,617

*	While the Company does have various consulting agreements, these agreements are cancelable without penalty, generally with thirty days written notice.

**	We have agreed to pay annual royalties in the amount of $500,000 to Aruba International Pty. Ltd. in exchange for the exclusive worldwide rights to certain patents, trademarks, and technology. Under certain circumstances, additional payment related to this agreement could be required in the future (see Note 7 of the Consolidated Financial Statements).

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

Real Estate Properties

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

Stock Compensation

      The Company accounts for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, thus, recognizes no compensation expense for those options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Significant judgment is required on the part of management in determining the proper factors to use in the computation of the amounts to be disclosed or recorded pursuant to the provisions of SFAS No. 123.

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

      The above listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 3 of the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited Consolidated Financial Statements and notes thereto which begin on page F-1 of this Report which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our financial statements and the report of independent auditors appear on pages F-1 through F-24 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer has evaluated the procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding Directors and Executive Officers appearing under the heading “Proposal One: Election of Directors” and “Management-Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement relating to our 2004 Annual Meeting of Stockholders to be held on June 17, 2004 (the “2004 Proxy Statement”) is incorporated by reference.

      Our Board has determined that Richard G. Babbitt is an audit committee financial expert and that he is independent as used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

      We expect that not later than March 31, 2004 our board of directors will adopt a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Such code of ethics will be available, without charge, to any shareholder who sends a request for a paper copy to: Lipid Sciences, Inc., 7068 Koll Center Parkway, Suite 401, Pleasanton, California 94566, Attention: Investor Relations.

ITEM 11.	EXECUTIVE COMPENSATION

      The information appearing under the headings “Management-Executive Compensation,” “Management-Employment Contracts, Termination of Employment and Change-in-Control Arrangements,” “Management-Compensation Committee Interlocks and Insider Participation” and “Proposal One: Election of Directors-Compensation of Directors” of the 2004 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information appearing under the heading “Management-Security Ownership of Certain Beneficial Owners and Management” of the 2004 Proxy Statement is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information appearing under the heading “Management-Certain Relationships and Related Transactions” of the 2004 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information appearing under the heading “Management-Principal Accounting Fees and Services” of the 2004 Proxy Statement is incorporated by reference.

PART IV

      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

      1.  Financial Statements

The financial statements and notes thereto, and the reports of the independent auditors thereon, are set forth on pages F-1 through F-24.

      2.  Financial Statement Schedules

Schedule IV — Mortgage Loans on Real Estate
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements.

      3.  Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(b) REPORTS ON FORM 8-K

      During the last quarter for which this Annual Report is filed, the Company filed the following reports on Form 8-K:

1.	Report on Form 8-K filed December 11, 2003 under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements and Exhibits” containing Lipid Sciences, Inc.’s news release dated December 11, 2003 with respect to Lipid Sciences, Inc.’s expansion of its HDL therapy development program.

2.	Report on Form 8-K filed December 24, 2003 under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements and Exhibits” containing Lipid Sciences, Inc.’s news release dated December 24, 2003 with respect to Lipid Sciences, Inc.’s substantial completion of the issuance of shares to holders of rights granted in connection with the 2001 merger.

LIPID SCIENCES, INC.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Independent Auditors’ Report — Deloitte & Touche LLP	F-1
Report of Ernst & Young LLP, Independent Auditors	F-2
Consolidated Balance Sheets at December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 and cumulative period from Inception (May 21, 1999) to December 31, 2003	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 and cumulative period from Inception (May 21, 1999) to December 31, 2003	F-6
Notes to Consolidated Financial Statements	F-8

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Lipid Sciences, Inc.
Pleasanton, California

      We have audited the accompanying consolidated balance sheets of Lipid Sciences, Inc. and subsidiaries (a development stage company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003, and for the period from Inception (May 21, 1999) to December 31, 2003. Our audit also included the financial statement schedule IV listed in Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company’s financial statements for the period from Inception (May 21, 1999) to December 31, 2000 were audited by other auditors whose report, dated March 13, 2001, expressed an unqualified opinion on those statements. The financial statements for the period from Inception (May 21, 1999) to December 31, 2000 reflect a net loss of $2,993,000 that is included in the related total for the period from Inception (May 21, 1999) to December 31, 2003. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

      In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Lipid Sciences, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, and for the period from Inception (May 21, 1999) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referenced above, when considered in relation to the basic consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 10, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Stockholders

Lipid Sciences, Inc.

      We have audited the statements of operations (not separately presented herein), stockholders’ equity, and cash flows (not separately presented herein) of Lipid Sciences, Inc. (Pre-Merger Lipid) (a development stage company) for the period from Inception (May 21, 1999) through December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ ERNST & YOUNG LLP

PALO ALTO, CALIFORNIA

MARCH 13, 2001

LIPID SCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31,
(In thousands, except share amounts)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,905	$18,552
Short-term investments	8,955	2,000
Prepaid expenses and other current assets	428	537
Other current assets	131	138
Current assets of discontinued operations	6,795	10,237

Total current assets	21,214	31,464

Property and equipment	667	1,175
Notes receivable	5,513	6,569
Restricted cash	318	316

Total assets	$27,712	$39,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,340	$2,226
Related party payables	288	825
Accrued royalties	250	250
Accrued compensation	554	370
Income taxes payable	18	39
Current liabilities of discontinued operations	269	172

Total current liabilities	2,719	3,882

Deferred rent	34	36

Total long-term liabilities	34	36

Commitments and contingencies (Notes 5, 6, 7, 8, and 9) Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,259,450 and 21,141,455 shares issued and outstanding at December 31, 2003 and 2002, respectively	24	21
Additional paid in capital	67,426	67,049
Deficit accumulated in the development stage	(42,491)	(31,464)

Total stockholders’ equity	24,959	35,606

Total liabilities and stockholders’ equity	$27,712	$39,524

See accompanying Notes to Consolidated Financial Statements.

LIPID SCIENCES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				Inception
				(May 21,
	Year Ended	Year Ended	Year Ended	1999) to
	December 31,	December 31,	December 31,	December 31,
(In thousands, except per share amounts)	2003	2002	2001	2003

Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	6,736	15,094	11,799	35,841
Selling, general and administrative	4,531	6,630	4,405	16,754

Total operating expenses	11,267	21,724	16,204	52,595

Operating loss	(11,267)	(21,724)	(16,204)	(52,595)
Interest and other income	1,014	929	414	2,765

Loss from continuing operations	(10,253)	(20,795)	(15,790)	(49,830)
Income tax (expense)/benefit	(67)	5,886	2,183	8,002

Net loss from continuing operations	(10,320)	(14,909)	(13,607)	(41,828)

Discontinued operations:
(Loss)/Income from discontinued operations	(707)	284	(60)	(484)
Income tax expense	—	(169)	(10)	(179)

(Loss)/Income from discontinued operations — net	(707)	115	(70)	(663)

Net loss	$(11,027)	$(14,794)	$(13,677)	$(42,491)

Loss per share — basic and diluted:
Net loss per share continuing operations	$(0.48)	$(0.70)	$(0.86)
Loss per share discontinued operations	$(0.04)	$0.00	$(0.01)
Net loss	$(0.52)	$(0.70)	$(0.87)
Weighted average number of common shares outstanding — basic and diluted	21,411	21,152	15,801

See accompanying Notes to Consolidated Financial Statements

LIPID SCIENCES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
			Paid-in	Development	Stockholders’
(In thousands, except per share amounts)	Shares	Amounts	Capital	Stage	Equity

Issuance of common stock for cash	3,000,000	$30	$220	—	$250
Issuance of common stock for technology rights	3,000,000	30	220	—	250
Issuance of common stock for cash	3,180,949	32	10,991	—	11,023
Issuance of common stock for royalties	42,858	1	149	—	150
Issuance of common stock for services	32,000	—	160	—	160
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	567	—	567
Issuance of warrants to purchase common stock to consultants for services	—	—	216	—	216
Net loss	—	—	—	(2,993)	(2,993)

Balances at December 31, 2000	9,255,807	$93	$12,523	$(2,993)	$9,623
Issuance of common stock for services	21,700	—	108	—	108
Issuance of common stock for cash	943,394	9	6,186	—	6,195
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	2,936	—	2,936
Issuance of warrants to purchase common stock in exchange for development services	—	—	848	—	848
Acquisition of common stock related to merger, net of $3,665 issuance costs, including repurchase of 1,505,402 shares of common stock in November 2001	5,311,534	45,244	—	—	45,244
Issuance of 1.55902 shares of common stock to Pre-Merger Lipid stockholders for every 1.0 shares of Pre-Merger Lipid common stock owned in connection with merger in November 2001	5,713,787	—	—	—	—
Merger adjustments to reclassify equity accounts to conform with capital structure of no par value	—	22,601	(22,601)	—	—
Net loss	—	—	—	(13,677)	(13,677)

Balances at December 31, 2001	21,246,222	67,947	—	(16,670)	51,277
Repurchase 104,767 shares at $7.00 for dissenters rights	(104,767)	(470)	—	—	(470)
Additional issuance costs of merger	—	(248)	—	—	(248)
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	(159)	—	(159)
Adjustments to reclassify equity accounts to conform with Delaware capital structure, $0.001 par value	—	(67,208)	67,208	—	—
Net loss	—	—	—	(14,794)	(14,794)

Balance at December 31, 2002	21,141,455	21	67,049	(31,464)	35,606
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	353	—	353
Issuance of 27,500 shares of common stock to for cash upon exercise of employee stock options at $0.89-$1.00 per share	27,500	—	27	—	27
Issuance of 1.0 shares of common stock to NZ rights holders for every 1.0 shares of NZ common stock owned in connection with merger in November 2001	3,090,495	3	(3)	—	—
Net loss	—	—	—	(11,027)	(11,027)

Balance at December 31, 2003	24,259,450	$24	$67,426	$(42,491)	$24,959

See accompanying Notes to Consolidated Financial Statements

LIPID SCIENCES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				inception (May
	Year ended	Year ended	Year ended	21, 1999) to
	December 31,	December 31,	December 31,	December 31,
(In thousands)	2003	2002	2001	2003

Cash flows used in operating activities:
Net loss from continuing operations	$(10,320)	$(14,909)	$(13,607)	$(41,828)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	335	247	57	639
Loss on disposal of assets	203	—	—	203
Accretion of discount on investments	(46)	—	(80)	(126)
Issuance of common stock to consultants and advisors	353	(159)	3,044	4,364
Issuance of warrants to consultants	—	—	848	1,044
Deferred income taxes	—	2,041	(2,041)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	116	(462)	407	(559)
Notes receivable	1,056	—	—	1,056
Restricted cash	(2)	211	5	(318)
Income taxes	(21)	555	(516)	18
Accounts payable and other current liabilities	(1,423)	(730)	1,117	(421)
Accrued royalties	—	—	250	250
Accrued compensation	184	135	212	554
Deferred rent	(2)	11	18	34

Net cash used in operating activities	(9,567)	(13,060)	(10,286)	(35,090)

Cash flows used in investing activities:
Capital expenditures	(44)	(636)	(795)	(1,523)
Proceeds from disposal of assets	14	—	—	14
Purchases of investments	(15,409)	(2,000)	—	(25,454)
Maturities and sales of investments	8,500	—	8,125	16,625

Net cash used in investing activities	(6,939)	(2,636)	7,330	(10,338)

Cash flows (used in)/provided by financing activities:
Acquisition of NZ Corporation – cash acquired	—	—	20,666	20,666
Payment of acquisition costs	—	(248)	(1,615)	(1,863)
Payment to repurchase stock	—	(470)	(12,043)	(12,513)
Proceeds from sale of common stock, net of issuance costs	27	—	6,175	17,475
Proceeds from issuance of warrants	—	—	20	40

Net cash (used in)/provided by financing activities	27	(718)	13,203	23,805

Net decrease in cash and cash equivalents from continuing operations	(16,479)	(16,414)	10,247	(21,623)
Net cash provided by operating, investing, and financing activities of discontinued operations	2,832	22,155	1,438	26,528
Cash and cash equivalents at beginning of period	18,552	12,811	1,126	—

Cash and cash equivalents at end of period	$4,905	$18,552	$12,811	$4,905

See accompanying Notes to Consolidated Financial Statements.

LIPID SCIENCES INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

				Period from
				inception (May
	Year ended	Year ended	Year ended	21, 1999) to
	December 31,	December 31,	December 31,	December 31,
(In thousands)	2003	2002	2001	2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$739	$100	$839
Income tax paid/(recovered)	69	(496)	(1,046)	(1,473)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040	$1,040
Property and equipment	—	—	30,193	30,193
Commercial real estate loans	—	—	16,335	16,335
Notes and receivables	—	—	15,166	15,166
Investments in joint ventures	—	—	2,343	2,343
Current liabilities assumed	—	—	(1,947)	(1,947)
Long-term debt assumed	—	—	(14,908)	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)	(7,936)

Fair value of assets acquired (other than cash)	$—	$—	$40,286	$40,286
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs	$—	$—	$2,050	$2,050

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

      In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. As of December 31, 2003, we had cash and cash equivalents and short-term investments equal to approximately $13.9 million. We anticipate that these assets and the cash raised from the disposal of assets included in the discontinued operations plan will provide sufficient working capital for our operations through mid-2005. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings.

NOTE 2:     ACQUISITION

      On November 29, 2001, we completed our merger with Pre-Merger Lipid. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the shareholders of Pre-Merger Lipid became shareholders of the Company. In connection with the merger, Pre-Merger Lipid shareholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid shareholders owned approximately 75% of the then outstanding common stock of the Company and the NZ shareholders owned the remaining shares of the Company’s common stock.

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

      In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equaled or exceeded $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equaled or exceeded 1,500,000 shares. Each perfected right entitled the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and were required to continue to hold their shares in direct registered form through November 28, 2003 to continue to qualify the right. Transfer of shares before November 29, 2003 would disqualify the right attached to the transferred shares. We issued approximately 3.1 million shares of common stock in December 2003, and will issue additional shares of common stock in 2004, to those individuals and entities who were stockholders of NZ Corporation on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company’s common stock. As of December 31, 2003, there were 24,259,450 shares of common stock issued and outstanding.

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

Cash and Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may be invested in money market funds. Cash equivalents are carried at cost, which approximates fair value at December 31, 2003 and 2002. All of the Company’s investments are classified as short-term, are held-to-maturity, and are accounted for at their amortized cost per FASB Statement No. 115. Short-term investments consist of investments in U.S. Government securities with a cost, approximating fair value, of $8,955,000 and $2,000,000 at December 31, 2003 and 2002 respectively.

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Real Estate Properties

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

      Depreciation on rental properties and other assets is provided over the estimated useful lives of the assets. Depreciation is computed using the straight-line method. Buildings and improvements are depreciated using lives between four and thirty-five years. Real estate properties held for sale are not depreciated.

Property and Equipment

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

Property Sales, Cost of Property Sales and Deferred Revenue

      The Company follows SFAS No. 66, “Accounting for Sales of Real Estate.”SFAS No. 66 stipulates certain conditions which must be met to recognize profit from the sale of real estate using the full accrual method. These conditions include minimum down payments and annual investments by the buyer, and reasonable assurance the related receivable is collectible. We recognize revenue from the sale of properties using the full accrual method when the required conditions are met.

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

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

      Because the Company follows APB 25 and grants stock option awards to employees at market value, there is no compensation expense recorded. Had compensation expense for the Company’s employee stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net loss and loss per share (EPS) would have been reduced to the pro forma amounts presented in the following table:

Year ended December 31,	2003	2002	2001

Reported net loss	$(11,027)	$(14,794)	$(13,677)
Compensation expense for stock options	(1,243)	(2,601)	(1,671)

Pro forma net loss	$(12,270)	$(17,395)	$(15,348)

Net loss per share — basic and diluted:
As reported	$(0.52)	$(0.70)	$(0.87)
Pro forma	$(0.57)	$(0.82)	$(0.97)

Income Taxes

      The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by a valuation allowance if the corresponding future tax benefits are not expected to be realized.

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

      Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and warrants to purchase common stock have been excluded from diluted loss per share, as their effect would be antidilutive. These outstanding securities consist of the following:

At December 31,	2003	2002	2001

Stock options	6,114,586	5,738,963	4,546,087
Warrants to purchase common stock	1,091,314	1,091,314	1,091,314
Contingently issuable shares pursuant to stock rights	277,427	3,060,340	—

	7,483,327	9,890,617	5,637,401

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that a company disclose estimated fair values for its financial instruments. The carrying amounts of the Company’s commercial real estate loans and lines of credit approximate the estimated fair value because they are at interest rates comparable to market rates, given the terms and maturities. The carrying amounts of the Company’s cash equivalents, short-term investments, receivables, and accounts payable approximate the fair value of these instruments due to their short-term maturities. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these fair value estimates are not necessarily indicative of the amounts the Company may pay or receive in actual market transactions.

Other Comprehensive Income

      Other comprehensive income represents changes in equity from non-owner sources. The Company’s only source of other comprehensive income is net income.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period’s presentation (see Note 11 of the Consolidated Financial Statements). Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

New Accounting Standards

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual and quarterly disclosure requirements of SFAS No. 148 as of December 31, 2002 and March 31, 2003, respectively. The transitional provisions of SFAS No. 148 did not have an impact on the Company’s financial position, results of operations, EPS, or cash flows, because the fair value method has not been adopted.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Property and equipment consist of the following (in thousands):

In thousands at December 31,	2003	2002

Equipment	$1,031	$1,112
Leasehold improvements	249	368

	1,280	1,480
Less accumulated depreciation and amortization	(613)	(305)

	$667	$1,175

NOTE 5:     COMMITMENTS AND CONTINGENCIES

      The Company has a non-cancelable lease agreement for office space in Pleasanton, California and a lease agreement for office space in Phoenix, Arizona. The leases will expire in September 2005 and September 2004, respectively. The lease in Phoenix, Arizona may be extended for an additional six-month term at the option of the Company and can be terminated without penalty if notice is given within 60 days. Rent expense for 2003, 2002 and 2001 was approximately $344,000, $303,000, and $265,000, respectively. Future minimum lease payments under these leases are:

(In
thousands)

2004	$356
2005	261

$617

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

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      We also issued warrants to SRI to purchase 779,510 shares of common stock at an exercise price of $3.21 per share. The warrants vested with respect to 233,853 shares upon completion of Phase I, with the remaining 545,657 shares vesting upon completion of Phase II. On May 12, 2001, the Development Agreement was amended with respect to the warrants to purchase 545,657 shares of common stock related to Phase II. This amendment splits Phase II into two development milestones with warrants to purchase 272,829 shares vesting at the completion of each milestone. If either development milestone is discontinued at the option of the Company, all 545,657 warrants will vest at the completion of the remaining milestone.

      Phase I was completed on March 28, 2001. Fees for services performed by SRI for Phase I totaled $1,517,000. Of these total fees, funding of $972,967 and $544,000 was charged to operations in the year ended December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2000, respectively. The completion of Phase I resulted in warrants to purchase 233,853 shares of common stock becoming fully vested. On this date, we recognized an expense of $847,000, based upon the fair market value of the warrants on the date of vesting, using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of seven years.

      Phase II was initiated upon completion of Phase I. Fees for Phase II of the development program were limited to $6,300,000. On July 26, 2002, funding to SRI for the continued development of Phase II was increased to $9,500,000. For the years ended December 31, 2003, 2002 and 2001, approximately $1,000,000, $4,900,000 and $2,500,000, respectively, was charged to operations for fees related to Phase II. As of December 31, 2003, neither milestone related to Phase II was completed, consequently no value has been assigned to the 545,657 warrants which vest upon completion of such milestones. These warrants will be valued using the Black-Scholes method and will be charged to expense as they vest. Consistent with the strategic direction announced on January 28, 2003 (see Note 9 of the Consolidated Financial Statements), we have refocused SRI efforts to support our Viral Immunotherapy platform and spending related to Phase II development has been significantly reduced.

NOTE 7:     RELATED PARTY TRANSACTIONS

      In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the years ended December 31, 2003, 2002 and 2001, we have expensed approximately $500,000, $750,000 and $850,000, respectively, related to this agreement. Amounts for 2003, 2002 and 2001 were charged to research and development expense.

      Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is associated, regarding various matters relating to research and development. The amount expensed under these consultations amounted to approximately $21,000 for the year ended December 31, 2001, for fees charged by Dr. Cham, including travel and similar costs, and have been included in the results of operations. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement, the initial term of which expired on November 27, 2002, automatically renewed every year, however, either party could terminate the agreement, without cause, upon thirty days written notice. Haven given 30 days written termination notice to Karuba on July 30, 2003, the agreement was terminated effective August 31, 2003. As a result of such termination, we were required to pay Karuba a termination amount equal to one third of the annual fee, payable in equal monthly installments through December 2003. For the years ended December 31, 2003, 2002 and 2001, approximately $275,000, $279,000 and $19,000, respectively, was expensed to research and development under this agreement of which approximately $24,000, $9,100 and $19,000 is included in accounts payable at December 31, 2003, 2002 and 2001, respectively.

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

      In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter commits the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represents a portion of the advisory fee and is based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee is based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. The estimated total advisory fee of approximately $2,446,000 was included in the purchase price of NZ on the date of the acquisition. Approximately $1,400,000 and $430,000 of the advisory fee was paid during the twelve months ended December 31, 2002 and 2003, respectively. On the two-year anniversary of the merger, the Company valued the remaining pre-merger assets and determined the remainder of the advisory fee to be $288,000, which was paid to MDB Capital Group, LLC in January 2004.

NOTE 8:     RETIREMENT PLANS

      At the time of the merger, NZ Corporation had a qualified 401(k) savings plan in place for its employees. Nine employees were eligible to participate. The Company matched up to 3% of the employee’s salary contributed. Total expense for the Company under this plan was approximately $4,000 for 2001. In January 2002, Lipid replaced the plan with a new qualified 401(k) savings plan. Substantially all employees are eligible to participate. Lipid’s 401(k) plan provides for a contribution by the Company each year, for non-highly compensated employees. The Company matches 100% of the first 3% of the employee’s salary and 50% of every $1.00 of the employee’s salary deferred, up to 5%. Total expense for Lipid under this plan was approximately $14,000 and $10,000 for 2003 and 2002, respectively.

NOTE 9:     RESTRUCTURING

      In December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets. As part of this restructuring, we terminated 9 employees.

      On January 28, 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. In connection with this new strategic direction, we discontinued our Phase 1 human clinical trial in Australia, which was paused in the third quarter of 2002, and ceased all operations in Australia. In the twelve month period ended December 31, 2003, we recorded restructuring charges of approximately $1,104,000 related to this restructuring. As part of this restructuring, we terminated 11 employees.

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with these restructuring initiatives, we have recorded the following:

	Real Estate Restructuring		Strategic Restructuring

	Severance		Severance	Cessation
	& Related	Lease	& Related	Australian	Facility
	Benefits	Termination	Benefits	Operations	Related	Total

Accrual as of December 2001	$705,000	$180,000	$—	$—	$—	$885,000
Amount paid during the twelve months ended December 31, 2002	(86,000)	—	—	—	—	(86,000)

Accrued balance as of December 31, 2002	619,000	180,000	—	—	—	799,000

Accrued during the twelve months ended December 31, 2003	—	—	734,000	212,000	158,000	1,104,000
Amount paid during the twelve months ended December 31, 2003	(502,000)	(160,000)	(681,000)	(212,000)	(158,000)	(1,713,000)

Accrued balance as of December 31, 2003	$117,000	$20,000	$53,000	$—	$—	$190,000

      The restructuring related to NZ was completed in April 2003. All accrued amounts will be paid within twelve months of the restructuring completion. The restructuring related to our new strategic direction was completed during the first quarter of 2003 with all accrued amounts to be paid by the end of the first quarter 2004. As of December 31, 2003, we have paid approximately $748,000 of the accrual set up for real estate restructuring purposes and $1,051,000 of the accrual related to the implementation of our new strategic plan.

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

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On November 29, 2001, we completed our merger with Pre-Merger Lipid. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the shareholders of Pre-Merger Lipid became shareholders of the Company. In connection with the merger, Pre-Merger Lipid shareholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid shareholders owned approximately 75% of the then outstanding common stock of the Company and the NZ shareholders owned the remaining shares of the Company’s common stock. As an additional requirement of the merger, Lipid entered into a stock purchase agreement, with Sun NZ, L.L.C., pursuant to which Sun NZ, agreed to sell 1,505,402 shares of NZ common stock to Lipid at a cash price of $8.00 per share. Lipid purchased the shares from Sun NZ, L.L.C. upon completion of the merger, after which the shares were retired.

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

      In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equaled or exceeded $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equaled or exceeded 1,500,000 shares. Each perfected right entitled the holder to receive up to one additional share of the Company’s common stock. Stockholders had until April 30, 2002 to perfect their rights and were required to continue to hold their shares in direct registered form through November 28, 2003 to continue to qualify the right. Transfer of shares before November 29, 2003 would disqualify the right attached to the transferred shares. We issued approximately 3.1 million shares of common stock in December 2003 to those individuals and entities who were stockholders of NZ Corporation on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company’s common stock. As of December 31, 2003, there were 24,259,450 shares of common stock issued and outstanding. In 2004, we issued an additional 277,427 shares of common stock to holders of perfected rights. We may issue additional shares of common stock in the future with respect to the rights determination, which we do not expect to be material.

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

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At December 31, 2003, options to purchase 4,741,216 common shares remain available for grant under all the plans.

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

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity under the Plans was as follows:

		Outstanding Options

	Shares Available		Weighted-Average
	for Grant	Number of Shares	Exercise Price

Shares authorized	3,118,040	—	$—
Options granted	(2,034,523)	2,034,523	2.47

Balance at December 31, 2000	1,083,517	2,034,523	2.47
Additional shares authorized	5,000,000	—	—
Options granted	(1,127,175)	1,127,175	4.16
Options forfeited	109,257	(109,257)	3.21
Options assumed during merger	271,614	628,386	9.53

Balance at December 31, 2001	5,337,213	3,680,827	4.17
Additional shares authorized	500,000	—	—
Options granted	(1,297,894)	1,297,894	5.34
Options forfeited	105,020	(105,020)	4.66

Balance at December 31, 2002	4,644,339	4,873,701	4.47
Additional shares authorized	500,000	—	—
Options granted	(2,961,000)	2,961,000	1.75
Options exercised	—	(27,500)	0.99
Options forfeited	2,557,877	(2,557,877)	3.27

Balance at December 31, 2003	4,741,216	5,249,324	$3.54

      At December 31, 2003, 2002, 2001, and 2000, 2,738,400, 2,507,772, 1,411,086, and 168,894 options, respectively, were exercisable under the Plans. Of the 2,961,000 options granted in 2003, 585,000 options were granted with exercise prices above the fair value of the Company’s common stock, with the remaining options granted with exercise prices equal to the fair value of the Company’s common stock. All options granted in 2002, 2001, and 2000 were granted with exercise prices equal to the fair value of the Company’s common stock. The weighted-average fair value of options, as determined using the Black-Scholes option valuation model, granted for the periods ended December 31, 2003, 2002, 2001, and 2000 was $0.66, $3.76, $2.79, and $1.66, respectively. The weighted-average exercise price of options that are exercisable for the periods ended December 31, 2003, 2002, 2001, and 2000 was $4.84, $5.02, $5.78, and $7.63, respectively.

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average	Number of	Average
Range of Exercise	Shares	Contractual	Exercise	Shares	Exercise
Prices	Outstanding	Life (In Years)	Price	Exercisable	Price

$ 0.89 - $ 3.21	2,798,019	8.75	$1.62	929,314	$2.10
3.50 - 5.13	1,511,010	7.65	4.00	993,477	4.10
6.00 - 9.67	648,695	6.77	7.03	524,009	7.27
10.46 - 13.11	291,600	5.96	11.76	291,600	11.76

$ 0.89 - $13.11	5,249,324	8.03	$3.54	2,738,400	$4.84

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In May 2000, we granted an option to purchase 155,902 shares of common stock outside the Plan to a member of our Board of Directors. The option carries an exercise price of $2.25 per share, and has a remaining contractual life of approximately 6.40 years at December 31, 2003. The option vests one-third immediately, with the remaining two-thirds vesting in two equal annual installments on the next two anniversaries of the date of grant.

      In June 2001, we granted an option to purchase 7,796 shares of common stock outside the Plan for services rendered in a private placement transaction. The option carries an exercise price of $3.21 per share, and has a remaining contractual life of approximately 1.77 years at December 31, 2003. The option vested immediately as of the date of grant.

      In 2000 and 2001, we granted options to purchase 701,562 shares of common stock to members of our Scientific Advisory Board. Each option granted vests 20% immediately, with the remaining 80% vesting in equal annual installments on the next three anniversaries of the date of grant. These options were issued at a weighted-average exercise price of $3.21 and $2.44 per share during 2001 and 2000, respectively, and have a life of five years.

      We recorded compensation income of approximately $168,000 in 2002, and compensation expense of approximately $2,936,000 and $567,000 with respect to the options granted to members of our Scientific Advisory Board in 2001 and 2000, respectively. We also recorded $1,000 and $9,000 of compensation expense in 2003 and 2002, respectively, related to incentive stock options granted to Dr. Radlick, our former CEO, which continued to vest through February 2003, and an additional $352,000 of compensation expense in 2003, related to non-qualified options granted to consultants and members of our Viral Advisory Board.

      Compensation charges were based on the Black-Scholes method with the following assumptions:

	2003	2002	2001

Risk free interest rate	2.88%	3.74%	3.86%
Expected life (in years)	3.43	2.89	3.60
Expected volatility	83.0%	80.0%	80.0%
Expected dividend yield	—	—	—

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

	2003	2002	2001

Risk free interest rate	2.54%	4.71%	4.64%
Expected life (in years)	4.2	5.0	5.0
Expected volatility	84.2%	80.0%	80.0%
Expected dividend yield	—	—	—

      The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      The most commonly accepted option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value of the estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 11:	DISCONTINUED OPERATIONS

      As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences’ biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of December 31, 2003 and 2002, are as follows:

(In thousands)	2003	2002

Current assets	$13	$44
Property	5,384	7,866
Commercial real estate loans	1,285	1,326
Notes and receivables	113	1,173

Total assets held for disposal	6,795	10,409

Current liabilities	269	172

Total liabilities held for disposal	269	172

Net assets held for disposal	$6,526	$10,237

      Income from discontinued operations reflected in the accompanying statements of operations is comprised of the following:

(In thousands)	2003	2002	2001

Revenues	$1,195	$4,764	$424
Gain on disposal of assets	6	1,412	70
Operating expenses of discontinued operations	(1,908)	(5,892)	(554)

Net income/(loss) from discontinued operations before taxes	$(707)	$284	$(60)

      During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 were reclassified from current assets of discontinued operations to notes receivable. Although we may dispose of these assets prior to their maturities, they may also be held to term if we cannot obtain favorable terms for disposal. The results of operations of this component, previously reported in discontinued operations through December 31, 2002, have been reclassified and included in interest and other income for all periods presented. Income of $689,000, $58,000 and $747,000 for the twelve months ended December 31, 2002, December 31, 2001 and the period from Inception (May 21, 1999) to December 31, 2002, respectively, have been reclassified to interest and other income. Additionally, all related income tax expenses/benefits and accrued interest have been reclassified accordingly.

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12:	INCOME TAXES

      Income tax benefit is comprised of the following:

(In thousands) For the years ended December 31,	2003	2002	2001

Current:
Federal	$—	$(8)	$—
State	(2)	(13)	—
Foreign	(65)	(23)	—

Total current tax benefit/(expense)	(67)	(44)	—
Deferred:
Federal	—	4,642	1,711
State	—	1,119	463

Total income tax benefit/(expense)	$(67)	$5,717	$2,174

      The reconciliation of the computed statutory income tax benefit to the effective income tax benefit follows:

(In thousands) For the years ended December 31,	2003	2002	2001

Statutory federal income tax expense	$3,726	$7,111	$5,389
State income taxes, net of federal benefit	(2)	729	305
Valuation Allowance	(4,089)	(3,694)	(2,929)
Research Tax Credit	207	644	—
Other	91	927	(591)

Total income tax benefit	$(67)	$5,717	$2,174

      Deferred income taxes are recorded based upon differences between the financial statements and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(In thousands)	2003	2002	2001

Current deferred tax assets and liabilities:
Accruals and deferred compensation	$64	$645	$497
Basis difference in assets	268	(6)	—
Commercial real estate loans/deferred revenue	193	(53)	—
Capitalized acquisition costs	578	654	—
Other	217	142	29
Valuation allowance	(1,320)	(1,382)	—

Total current deferred tax assets	$—	$—	$526

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2003	2002	2001

Noncurrent deferred tax assets and liabilities:
Net operating losses	$9,614	$5,597	$4,530
Stock options	1,671	1,543	—
Basis difference in assets	64	(26)	(6,386)
Research and development credits	2,325	2,061	444
Other	7	7	(143)
Valuation allowance	(13,681)	(9,182)	(4,732)

Total non current deferred tax assets	$—	$—	$(6,287)

      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a valuation allowance at December 31, 2003 due to the uncertainty of realizing future tax benefits from certain of the company’s net operating loss (“NOL”) carryforwards and credits.

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

      At December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $25,000,000 and $12,000,000 respectively. These carryforwards begin to expire in 2020 and 2012 for federal and state purposes, respectively. The Company also has available federal and California research and development tax credit carryforwards of approximately $1,000,000 and $1,000,000, respectively. These carryforwards begin to expire in 2020 for federal tax purposes.

NOTE 13:	UNAUDITED QUARTERLY FINANCIAL INFORMATION

      Certain unaudited quarterly financial information for the year ended December 31, 2003 and 2002 is presented below:

	First	Second	Third	Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter

2003
Revenue	$—	$—	$—	$—
Loss from operations	$(3,865)	$(2,634)	$(2,340)	$(2,428)
Net loss	$(3,588)	$(2,032)	$(2,873)	$(2,534)
Basic and diluted net loss per share	$(0.17)	$(0.10)	$(0.14)	$(0.11)

2002
Revenue	$—	$—	$—	$—
Loss from operations	$(3,986)	$(5,762)	$(6,058)	$(5,918)
Net loss	$(2,556)	$(3,702)	$(3,968)	$(4,568)
Basic and diluted net loss per share	$(0.12)	$(0.18)	$(0.19)	$(0.22)

LIPID SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14:	SEGMENTS

      As a result of the merger between Pre-Merger Lipid and NZ, the Company was previously organized into two segments, Biotechnology and Real Estate. The Biotechnology segment is primarily engaged in the research and development of products and processes focused on treating major medical indications in which lipids, or fat components, play a key role. The Real Estate segment consisted of the business of NZ prior to the merger. As part of the merger, we announced our intent to conduct an orderly disposition of the real estate assets, including commercial real estate loans, acquired to fund the ongoing operations of Lipid Sciences. On March 22, 2002, we approved a plan to dispose of the Real Estate segment and focus on Biotechnology in the future (see Note 11 of the Consolidated Financial Statements).

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

December 31, 2003
(In thousands)

							Principal
							amount of
							loans
							subject to
		Final	Periodic		Face	Carrying	delinquent
	Interest	maturity	payment		amount of	amount of	principal or
Description	rate	date	terms		mortgages	mortgages(3)(a)	interest

Mortgages on:
Unimproved Land Sales:
Arizona	11%	2014	Quarterly	(2)	$136	$113	$136
Residential Land under Development:
Arizona	9.25%	2007	Monthly	(1)	455	409	—
Arizona	9.25%	2007	Monthly	(1)	5,671	5,103	—
Commercial Land Unimproved - Utah	12.75%	2001	Monthly	(1)	1,285	1,285	1,285

					$7,547	$6,910	$1,421

(1)	Level payments of interest

(2)	Level payments of principal plus interest on the unpaid balance

(3)	Tax basis is $7,547,000

(A) Schedule IV – Mortgage loans on real estate

Years ended December 31,

(In thousands)

	2003	2002	2001

Balance at beginning of period	$8,838	$28,381	$—
Additions during period:
New mortgage loans acquired through merger	—	—	28,681
New mortgage loans	—	3,156	122
Deduction during period:
Collections of principal	(1,928)	(22,699)	(422)

Balance at close of year	$6,910	$8,838	$28,381

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIPID SCIENCES, INC.

/s/ S. LEWIS MEYER, PH.D.

S. Lewis Meyer, Ph.D.
President and Chief Executive Officer

Date: March 15, 2004

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lipid Sciences, Inc. and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ S. LEWIS MEYER, PH.D. S. Lewis Meyer, Ph.D.	President & Chief Executive Officer	March 15, 2004

/s/ SANDRA GARDINER Sandra Gardiner	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ RICHARD G. BABBITT Richard G. Babbitt	Chairman	March 15, 2004

/s/ H. BRYAN BREWER, JR., M.D. H. Bryan Brewer, Jr., M.D.	Director	March 15, 2004

/s/ FRANK M. PLACENTI Frank M. Placenti	Director	March 15, 2004

/s/ WILLIAM A. POPE William A. Pope	Director	March 15, 2004

/s/ GARY S. ROUBIN, M.D., PH.D. Gary S. Roubin, M.D., Ph.D.	Director	March 15, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of July 9, 2001, by and between NZ Corporation and Lipid Sciences, Inc.(1)
2.2	Stock Purchase Agreement, dated as of July 9, 2001, by and between Sun NZ, L.L.C. and Lipid Sciences, Inc.(2)
3.1	Certificate of Incorporation(8)
3.2	Bylaws(8)
4.1	Form of Common Stock Certificate(9)
4.2	Form of Rights Certificate
4.3	Proxy, Standstill and Release Agreement dated December 2, 2002, among Lipid Sciences, Inc., the Director Parties, named therein, and KAI International, LLC and Bill E. Cham(10)
4.4	Irrevocable Proxy dated December 2, 2002 of KAI International, LLC(10)
4.5	Irrevocable Proxy dated December 2, 2002 of Bill E. Cham(10)
10.1	2001 Performance Equity Plan, as amended(9)
10.2	2000 Stock Option Plan, as amended(3)
10.3	1997 Stock Incentive Plan(4)
10.4	Form of Indemnification Agreement between Lipid Sciences, Inc. and its directors and officers(9)
10.5	Intellectual Property License Agreement between Lipid Sciences, Inc. and Aruba International Pty. Ltd. dated December 30, 1999(5)*
10.6	Development Agreement between SRI International and Lipid Sciences, Inc., dated October 6, 2000(1)*
10.7	Amendment No. One to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 8, 2001(1)*
10.8	Amendment No. Two to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 28, 2001(5)
10.9	Amendment No. Three to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of May 12, 2001(1)*
10.10	Warrant and Shareholders Rights Agreement issued by Lipid Sciences, Inc. to SRI International under the Development Agreement dated March 8, 2001(5)
10.11	Service Agreement between Lipid Sciences, Inc. and Karuba International Pty. Ltd., dated November 27, 2001(7)
10.12	Deed among Lipid Sciences, Inc., Karuba International Pty. Ltd., and Bill E. Cham, dated November 29, 2001(7)
10.13	Separation Agreement and General Release between Lipid Sciences, Inc. and Barry Michaels, dated January 28, 2003(9)
10.14	Amended and Restated Employment Agreement with Dale Richardson, dated July 1, 2003
10.15	Employment Agreement with Jo-Ann B. Maltais, Ph.D., dated August 25, 2000(6)
10.16	Employment Agreement with Barry Michaels, dated April 2, 2001(7)
10.17	Amended and Restated Employment Agreement with Marc Bellotti, dated July 1, 2003
10.18	Form of Employee Confidential Information and Inventions Agreement entered into by all employees of Lipid Sciences, Inc.(6)
10.19	Amended and Restated Employment Agreement with Sandra Gardiner, dated July 1, 2003
10.20	Employment Agreement with S. Lewis Meyer, dated April 14, 2003
10.21	Service Agreement with H. Bryan Brewer Jr., dated September 18, 2003
21.1	Subsidiaries of Lipid Sciences, Inc.(7)
23.1	Consent of Deloitte & Touche LLP, Independent Auditors
23.2	Consent of Ernst & Young LLP, Independent Auditors
24.1	Powers of Attorney (Included on Signature Page)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -

Exhibit
Number	Description

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on October 30, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(2)	This exhibit is filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 10, 2001 and is incorporated herein by reference.

(3)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-4 filed with the SEC on August 7, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(4)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 9, 1998 (Registration No. 333-44017) and is incorporated herein by reference.

(5)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on August 16, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(6)	This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on September 24, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

(7)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002 and is incorporated herein by reference.

(8)	This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 and is incorporated herein by reference.

(9)	This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2003.

(10)	This exhibit is filed as an exhibit to the joint Schedule 13D/A (Amendment No. 1) in respect of Lipid Sciences, Inc. filed by KAI International, Inc. and Bill E. Cham with the SEC on February 4, 2003 and is incorporated herein by reference.

*	Confidential treatment has been granted with respect to certain portions of these agreements.