Form 10-Q
period 2004-03-31
LIPID SCIENCES INC/
filed 2004-05-12
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended March 31, 2004.

     OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	24,663,178 shares outstanding at April 30, 2004

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended March 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheet (Unaudited)
(In thousands, except share amounts)	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$10,287	$4,905
Short-term investments	7,479	8,955
Prepaid expenses	348	428
Other current assets	55	131
Current assets of discontinued operations	147	6,795

Total current assets	18,316	21,214
Property and equipment	626	667
Notes receivable	5,513	5,513
Restricted cash	318	318

Total assets	$24,773	$27,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,008	$1,340
Related party payables	—	288
Accrued royalties	375	250
Accrued compensation	454	554
Income taxes payable	7	18
Current liabilities of discontinued operations	118	269

Total current liabilities	1,962	2,719
Deferred rent	32	34

Total liabilities	1,994	2,753

Commitments and contingencies (Notes 7, 8, 9, 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized;
24,623,178 and 24,259,450 shares issued and outstanding at
March 31, 2004 and December 31, 2003, respectively	25	24
Additional paid-in capital	67,889	67,426
Deficit accumulated in the development stage	(45,135)	(42,491)

Total stockholders’ equity	22,779	24,959

Total liabilities and stockholders’ equity	$24,773	$27,712

See accompanying notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc. (A Development Stage Company) Condensed Consolidated Statements of Operations (Unaudited)
			Period from
			Inception (May
	Three Months Ended		21, 1999) to
	March 31,		March 31,
(In thousands, except per share amounts)	2004	2003	2004

Revenue	$—	$—	$—

Operating expenses:
Research and development	1,828	2,431	37,798
Selling, general and administrative	1,066	1,434	17,691

Total operating expenses	2,894	3,865	55,489

Operating loss	(2,894)	(3,865)	(55,489)
Interest and other income	188	218	2,953

Loss from continuing operations	(2,706)	(3,647)	(52,536)
Income tax (expense)/benefit	—	(95)	8,002

Net loss from continuing operations	(2,706)	(3,742)	(44,534)

Discontinued operations:
Income/(loss) from discontinued operations	62	154	(422)
Income tax expense from discontinued operations	—	—	(179)

Income/(loss) from discontinued operations — net	62	154	(601)

Net loss	$(2,644)	$(3,588)	$(45,135)

Earnings/(loss) per share — basic and diluted:
Net (loss) per share continuing operations	$(0.11)	$(0.18)
Earnings per share discontinued operations	$0.00	$0.01
Net loss per share	$(0.11)	$(0.17)
Weighted average number of common shares
outstanding — basic and diluted	24,437	21,141

See accompanying notes to Condensed Consolidated Financial Statements

			Period from
Lipid Sciences, Inc.			Inception (May
(A Development Stage Company)	Three Months Ended		21, 1999) to
Condensed Consolidated Statements of Cash Flows (Unaudited)	March 31,		March 31,
(In thousands)	2004	2003	2004

Cash flows used in operating activities:
Net loss from continuing operations	$(2,706)	$(3,742)	$(44,534)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	80	85	720
Loss on disposal of assets	—	203	202
Accretion of discount on investments	(24)	—	(150)
Stock compensation expense for options issued to consultants and advisors	409	8	4,772
Issuance of warrants to consultants	—	—	1,044
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	156	171	(403)
Notes receivable	—	—	1,056
Restricted cash	—	—	(318)
Income taxes	(11)	90	7
Accounts payable and other current liabilities	(620)	(374)	(1,041)
Accrued royalties	125	125	375
Accrued compensation	(100)	(102)	454
Deferred rent	(2)	1	32

Net cash used in operating activities	(2,693)	(3,535)	(37,784)

Cash flows provided by/(used in) investing activities:
Capital expenditures	(39)	—	(1,562)
Proceeds from disposal of assets	—	14	14
Purchases of investments	—	—	(25,454)
Maturities and sales of investments	1,500	2,000	18,125

Net cash provided by/(used in) investing activities	1,461	2,014	(8,877)

Cash flows provided by financing activities:
Acquisition of NZ Corporation — cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	55	—	17,530
Proceeds from issuance of warrants	—	—	40

Net cash provided by financing activities	55	—	23,860

Net decrease in cash and cash equivalents of continuing operations	(1,177)	(1,521)	(22,801)
Net cash provided by operating, investing, and financing activities of discontinued operations	6,559	180	33,088
Cash and cash equivalents at beginning of period	4,905	18,552	—

Cash and cash equivalents at end of period	$10,287	$17,211	$10,287

			Period from
			Inception (May
	Three Months Ended		21, 1999) to
	March 31,		March 31,
(In thousands)	2004	2003	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax paid/(recovered)	—	—	(1,473)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)

Fair value of assets acquired (other than cash)	$—	$—	$40,286

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs	$—	$—	$2,050

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

     The Company is engaged in the research and development of products and processes intended to treat major medical conditions in which lipids, or fat components, play a key role. Our primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning and raising capital. Accordingly, the Company is considered to be in the development stage.

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

     In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. As of March 31, 2004, we had cash and cash equivalents and short-term investments equal to approximately $17.8 million. We anticipate that these assets and the cash raised from the disposal of assets included in the discontinued operations plan will provide sufficient working capital for our operations through at least mid-2005. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings.

     The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

     The Condensed Consolidated Financial Statements presented are unaudited and in the opinion of management reflect all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of the financial condition and results of operations as of, and for, the interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2003 balance sheet, as presented, was derived from the audited Consolidated Financial Statements as of December 31, 2003. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

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

NOTE 2: ACQUISITION

     On November 29, 2001, we completed our merger with Pre-Merger Lipid. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the stockholders of Pre-Merger Lipid became stockholders of the Company. In connection with the merger, Pre-Merger Lipid stockholders received 1.55902 shares of the Company’s common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid stockholders owned approximately 75% of the then outstanding stock of the Company and the NZ stockholders owned the remaining shares of the Company’s common stock.

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

     In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equaled or exceeded $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equaled or exceeded 1,500,000 shares. Each perfected right entitled the holder to receive up to one additional share of the Company’s common stock. NZ stockholders had until April 30, 2002 to become the registered owner of the Company’s common stock and were required to continue to hold their shares in direct registered form through November 29, 2003 to perfect each right and receive an additional share of the Company’s common stock. Transfer of shares of the Company’s common stock before November 29, 2003 would disqualify the right attached to the transferred shares. We issued approximately 3.1 million shares of the Company’s common stock in December 2003 to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company’s common stock. In 2004, we issued an additional 341,578 shares of the Company’s common stock to holders of perfected rights. We may issue additional shares of our common stock in the future with respect to the rights determination which we do not expect to be material in amount.

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

     The Company computes its net loss per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had securities outstanding, which could potentially dilute basic earnings per share, but because the Company incurred a net loss for all periods presented, such securities were excluded from the computation of diluted net loss per share as their effect would have been antidilutive. The securities excluded from diluted loss per share consist of the following:

	At March 31,
	2004	2003

Stock options	6,262,436	5,830,032
Warrants to purchase common stock	1,076,314	1,091,314
Contingently issuable shares pursuant to stock rights	10,330	3,060,490

	7,349,080	9,981,836

NOTE 4: STOCK COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25.” The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     Because the Company follows APB 25 and grants stock option awards to employees at market value, there is no compensation expense recorded. Had compensation expense for the Company’s employee stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net loss and loss per share (“EPS”) would have been reduced to the pro forma amounts presented in the following table:

	Three Months Ended
	March 31,
	2004	2003

Reported net loss	$(2,644)	$(3,588)
Compensation expense for stock options	(494)	(363)

Pro forma net loss	$(3,138)	$(3,951)

Net loss per share — basic and diluted:
As reported	$(0.11)	$(0.17)
Pro forma	$(0.13)	$(0.19)

NOTE 5: RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106.” This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of this statement did not have an impact on Lipid’s financial position, results of operations or cash flows.

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

	March 31,	December 31,
	2004	2003

Equipment	$1,064	$1,031
Leasehold improvements	255	249

	1,319	1,280
Less accumulated depreciation and amortization	(693)	(613)

Total property and equipment, net	$626	$667

NOTE 7: DEVELOPMENT AGREEMENT

     In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services (defined in the Development Agreement as “Phase I” and “Phase “II”). Phase I was completed on March 28, 2001 for total fees of $1,517,000. Phase II was initiated upon the completion of Phase I for fees not to exceed $9,500,000. In connection with the Development Agreement, we issued SRI a warrant to purchase 779,510 shares of our common stock at an exercise price of $3.21 per share. The warrant vested with respect to 233,853 shares upon completion of Phase I. The remaining 545,657 shares vest upon completion of two, Phase II development milestones. If either development milestone is discontinued at the option of the Company, all 545,657 remaining warrant shares will vest at the completion of the remaining milestone. Neither milestone related to Phase II has been completed. On April 14, 2004, SRI exercised 40,000 of their 233,853 warrant shares in exchange for 40,000 shares of our common stock. Consistent with our restructuring initiatives, we have refocused our development efforts internally, resulting in a significant reduction in spending related to the Development Agreement. Approximately $163 and $521,000 for the three month periods ended March 31, 2004 and March 31, 2003, respectively, was charged to operations for fees related to the Development Agreement.

NOTE 8: RELATED PARTY TRANSACTIONS

     In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. For the three month periods ended March 31, 2004 and March 31, 2003 we have expensed $125,000 and $125,000, respectively, related to this agreement. Amounts for 2004 and 2003 were charged to research and development expense.

     Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement, the initial term of which expired on November 27, 2002, automatically renewed every year, however, either party could terminate the agreement, without cause, upon thirty days written notice. Having given 30 days written notice of termination to Karuba on July 30, 2003, the agreement was terminated effective August 31, 2003. As a result of such termination, we were required to pay Karuba a termination amount equal to one third of the annual fee, payable in equal monthly installments through December 2003. No expense was incurred in 2004. Approximately $71,000 for the three month period ended March 31, 2003 was expensed to research and development under this agreement.

     In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter committed the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represented a portion of the advisory fee and was based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee was based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. The estimated total advisory fee of approximately $2,446,000 was included in the purchase price of NZ on the date of the acquisition. Approximately $430,000 and $1,400,000 of the advisory fee was paid during the twelve months ended December 31, 2003 and 2002, respectively. On the two-year anniversary of the merger, the Company determined the remainder of the advisory fee to be $288,000, which was paid to MDB Capital Group, LLC in January 2004.

     On September 18, 2003 we entered into a service agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company. Pursuant to such agreement, Dr. Brewer is obligated to provide to the Company certain consulting services for the period commencing on the effective date of the agreement until September 17, 2004. Either party may terminate the agreement, at any time during the term of the service relationship with or without cause. In consideration for Dr. Brewer’s services, we will pay Dr. Brewer $125,000 annually, payable monthly together with a non-qualified stock option award of 150,000 shares of our common stock to vest equally over a forty-eight month period. Approximately $31,000 for the three month period ended March 31, 2004 was charged to operations for fees related to the service agreement.

     In December 2003, the Company issued to Mr. Pope, directly or indirectly as custodian for his children, and to Sun NZ and Sterling Pacific Assets, Inc., two entities controlled by Mr. Pope, an aggregate of 1,511,724 shares of our common stock pursuant to rights granted to them in connection with the merger of NZ and Pre-Merger Lipid. The Company issued shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their rights pursuant to the merger agreement and joint proxy statement/prospectus for such merger (see Note 2 of the Condensed Consolidated Financial Statements).

NOTE 9: RESTRUCTURING

     In December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets. As part of this restructuring, we terminated nine employees. The restructuring was completed in April 2003, with all accrued amounts paid within twelve months of the restructuring completion. As of March 31, 2004, we have paid approximately $881,000 of the accrual set up for real estate restructuring purposes.

     On January 28, 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. In connection with this new strategic direction, we discontinued our Phase 1 human clinical trial in Australia, which was paused in the third quarter of 2002, and ceased all operations in Australia. In the twelve month period ended December 31, 2003, we recorded restructuring charges of approximately $1,104,000 related to this restructuring. As part of this restructuring, we terminated eleven employees. The restructuring related to our new strategic direction was completed during the first quarter of 2003 with all accrued amounts paid by March 31, 2004.

     In connection with these restructuring initiatives, we have recorded the following:

	Real Estate Restructuring			Strategic Restructuring
	Severance		Severance	Cessation
	& Related	Lease	& Related	Australian	Facility
	Benefits	Termination	Benefits	Operations	Related	Total

Accrued balance as of December 2002	$619,000	$180,000	$—	$—	$—	$799,000

Accrued during the three months ended March 31, 2003	—	—	727,000	212,000	161,000	1,100,000
Amount paid during the three months ended March 31, 2003	(36,000)	(124,000)	(264,000)	(195,000)	(154,000)	(773,000)
Accrued during the three months ended June 30, 2003	—	—	13,000	7,000	—	20,000
Amount paid during the three months ended June 30, 2003	(179,000)	(25,000)	(262,000)	(2,000)	(5,000)	(473,000)
Amount paid during the three months ended September 30, 2003	(153,000)	(8,000)	(99,000)	(14,000)	—	(274,000)
Amount paid during the three months ended December 31, 2003	(134,000)	(3,000)	(62,000)	(8,000)	(2,000)	(209,000)

Accrued balance as of December 31, 2003	117,000	20,000	53,000	—	—	190,000

Amount paid during the three months ended March 31, 2004	(117,000)	(16,000)	(53,000)	—	—	(186,000)

Accrued balance as of March 31, 2004	$—	$4,000	$—	$—	$—	$4,000

NOTE 10: DISCONTINUED OPERATIONS

     As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans, were acquired. As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences’ biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of March 31, 2004 and December 31, 2003, are as follows:

	March 31,	December 31,
(In thousands)	2004	2003

Current assets	$4	$13
Property	19	5,384
Commercial real estate loans	—	1,285
Notes and receivables	124	113

Total assets held for disposal	147	6,795

Current liabilities	118	269

Total liabilities held for disposal	118	269

Net assets held for disposal	$29	$6,526

     During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 were reclassified from current assets of discontinued operations to notes receivable. The results of operations of this component, previously reported in discontinued operations through December 31, 2002, have been reclassified and included in interest and other income for all periods presented. Income of $747,000 for the period from Inception (May 21, 1999) to December 31, 2002 has been reclassified to interest and other income. Additionally, all related income tax expenses/benefits and accrued interest have been reclassified accordingly.

     Of the notes receivable reclassified to assets held for use, one note was prepaid in its entirety in June 2003. In December 2003, we received a partial prepayment on one of the remaining notes receivable. These prepayments reduced the carrying value of the reclassified assets by $1,056,000, resulting in a carrying value of $5,513,000 at December 31, 2003 and March 31, 2004. Although we may dispose of the remaining assets prior to their maturity, they may also be held to term if we cannot obtain favorable terms for disposal.

NOTE 11: INCOME TAXES

     The Company’s effective tax rate was 0.00% in the first quarter of 2004 and 0.61% in 2003. The effective tax rate was calculated using an estimate of our expected annual pretax income for 2004. The effective tax rate for 2004 differed from the statutory federal income tax rate primarily due to additional valuation allowance provided.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. We established a valuation allowance at March 31, 2004 due to the uncertainty of realizing future tax benefits from certain of the Company’s net operating loss (“NOL”) carryforwards and credits.

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

     You should read the discussion below in conjunction with Part I, Item 1, “Financial Statements,” of this Form 10-Q and Part II, Items 7, 7A and 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Financial Statements and Supplementary Data,” respectively, of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     On December 11, 2003, our Board of Directors began the process of considering various strategic initiatives, including evaluating recent third-party inquiries, to determine the best way for the Company to capitalize on the major market opportunity represented by HDL Therapy. These initiatives may include the formation of strategic development or licensing partnerships, strategic business combinations, or alternative financings to maximize the value of our technology for our stockholders.

     Results of Continuing Operations — Three Months Ended March 31, 2004 and 2003

     Revenue. We have had no revenues from continuing operations since Inception (May 21, 1999). Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (HDL Therapy) and viral infections (Viral Immunotherapy).

     Research and Development Expenses. Research and development expenses include applied and scientific research, regulatory, and business development expenses. Research and development expenses decreased approximately $603,000, or 25%, to $1,828,000 in the first quarter of 2004 from $2,431,000 for the same period in 2003. The decrease is due primarily to the absence of restructuring charges recorded in the first quarter of 2003, reduced external development services, reduced consulting fees as a result of the termination of the Karuba agreement in August 2003, as well as the cessation of all operations in Australia in January 2003. Additionally, we have refocused our development efforts internally, resulting in a significant reduction in spending related to the Development Agreement with SRI. These decreases were partially offset by increased stock compensation expenses, a non-cash charge related to issuance of options to purchase our common stock to consultants.

     On March 31, 2004 the Company received a Small Business Technology Transfer (“STTR”) grant awarded by the National Institutes of Health (“NIH”) for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome (“SARS”). The STTR grant is for a term of one year, beginning April 1, 2004. The Company expects to receive $100,000 in payments under the terms of this agreement. The overall goal of this STTR grant is for the Company to use its proprietary delipidation technology to provide proof of principle of viral particle modification to prepare a preventive vaccine against the SARS Coronavirus, a lipid-enveloped virus. The research will be conducted as a consortium effort at the laboratories of SRI International and Lipid Sciences. In addition to the scientists resident at both locations, consultants for the research will include our Viral Advisory Board members Aftab A. Ansari, Ph.D., from Emory University, and James E.K. Hildreth, M.D., Ph.D., of Johns Hopkins University.

     While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment. Accordingly, we have not separately tracked, and do not intend to separately track the costs for each of our research projects on a product-by-product basis. For the three months ended March 31, 2004, however, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

     Selling, General and Administrative Expenses. General and administrative expenses decreased approximately $368,000, or 26%, to $1,066,000 in the first quarter of 2004 from $1,434,000 for the same period in 2003. The decrease is due primarily to the absence of restructuring charges recorded in the first quarter of 2003, and a reduction in accounting and Board of Director fees. These decreases were partially offset by an increase in legal and administrative fees associated with the issuance of common stock related to the merger with NZ, and increased stock compensation expenses, a non-cash charge related to issuance of options to purchase our common stock to consultants.

     Interest and Other Income. Interest and other income for the first quarter of 2004 decreased approximately $30,000, or 14%, to $188,000 from $218,000 for the same period in 2003. The decrease is due primarily to lower average cash, cash equivalent and short-term investment balances coupled with lower interest rates and lower principal balances on notes receivable in the three months ended March 2004.

Results of Discontinued Operations — Three Months Ended March 31, 2004

     During the three months ended March 31, 2004, we disposed of the last residential lot in New Mexico and all of the residential lots in San Diego County, California, for an aggregate sales price of approximately $5,700,000. In these transactions, we received cash of approximately $5,600,000, net of commissions, title fees, closing costs and pro-rations of property taxes. Additionally, we collected approximately $1,300,000 in principal payments from the last remaining commercial real estate loan.

     As of March 31, 2004, the remaining assets in the disposal group were one other note receivable and mineral rights. As of March 31, 2004, $147,000 of the remaining real estate assets are included in current assets of discontinued operations, and as described in the next paragraph, $5.5 million of the remaining assets are included in notes receivable.

     During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. These assets consisted of certain notes receivable secured by real estate, which the Company obtained as a result of providing seller-financing of prior real estate sales. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 were reclassified from current assets of discontinued operations to notes receivable. The results of operations of this component, previously reported in discontinued operations through December 31, 2002, have been reclassified and included in interest and other income for all periods presented. Income of $747,000 for the period from Inception (May 21, 1999) to December 31, 2002 has been reclassified to interest and other income. All related income tax expenses/benefits and accrued interest have been reclassified accordingly. Of the notes receivable reclassified to assets held for use, one note was prepaid in its entirety in June 2003. In December 2003, we received a partial prepayment on one of the remaining notes receivable. These prepayments reduced the carrying value of the reclassified assets by $1,056,000, resulting in a carrying value of $5,513,000 at December 31, 2003 and at March 31, 2004. Although we may dispose of the remaining assets prior to their maturity, they may also be held to term if we cannot obtain favorable terms for disposal.

Liquidity and Capital Resources

     Pre-Merger Lipid financed its operations principally through two private placements of equity securities, which yielded net proceeds of approximately $16,900,000, and the sale of common stock to one of its founders. The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs, through March 31, 2004.

     The net cash used in continuing operating activities was approximately $2,693,000, $3,535,000, and $37,784,000 for the three months ended March 31, 2004 and March 31, 2003, and the period from Inception (May 21, 1999) to March 31, 2004, respectively, resulting primarily from operating losses incurred as adjusted for non-cash stock compensation charges. The net cash provided by investing activities was approximately $1,461,000 and $2,014,000 for the three months ended March 31, 2004 and March 31, 2003, respectively, primarily attributable to the maturities and sales of short-term investments. The net cash used in investing activities was approximately $8,877,000 for the period from Inception (May 21, 1999) to March 31, 2004, primarily attributable to the purchase, maturities and sales of short-term investments and the purchase of capital equipment. Net cash provided by financing activities for the three months ended March 31, 2004 and for the period from Inception (May 21, 1999) to March 31, 2004, was approximately $55,000 and $23,860,000, respectively, primarily attributable to the proceeds collected from the exercises of options and warrants of our common stock, the acquisition of NZ Corporation and the sale of equity securities in private placement transactions. No cash was provided by, or used in, financing activities for the three months ended March 31, 2003. Net cash provided by discontinued operations of approximately $6,559,000, $180,000, and $33,088,000 for the three months ended March 31, 2004 and March 31, 2003, and the period from Inception (May 21, 1999) to March 31, 2004, respectively, was primarily due to the sale of real estate assets and collection of principal payments on commercial real estate loans and other notes receivable.

     In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. For the three month periods ended March 31, 2004 and March 31, 2003 we have recorded $125,000 and $125,000, respectively, as research and development expense related to this agreement.

     Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is associated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement, the initial term of which expired on November 27, 2002, automatically renewed every year, however, either party could terminate the agreement, without cause, upon thirty days written notice. Having given 30 days written notice of termination to Karuba on July 30, 2003, the agreement was terminated effective August 31, 2003. As a result of such termination, we were required to pay Karuba a termination amount equal to one third of the annual fee, payable in equal monthly installments through December 2003.

     In May 2000, we sold a total of 4,925,300 shares of our common stock at $2.25 per share in a private placement to accredited investors. Net cash proceeds, after expenses of the placement, were approximately $11,000,000.

     In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services (defined in the Development Agreement as “Phase I” and “Phase “II”). Phase I was completed on March 28, 2001 for total fees of $1,517,000. Phase II was initiated upon the completion of Phase I for fees not to exceed $9,500,000. In connection with the Development Agreement, we issued SRI a warrant to purchase 779,510 shares of our common stock at an exercise price of $3.21 per share. The warrant vested with respect to 233,853 shares upon completion of Phase I. The remaining 545,657 shares vest upon completion of two, Phase II development milestones. If either development milestone is discontinued at the option of the Company, all 545,657 remaining warrant shares will vest at the completion of the remaining milestone. Neither milestone related to Phase II has been completed. On April 14, 2004, SRI exercised 40,000 of their 233,853 warrant shares in exchange for 40,000 shares of our common stock. Consistent with our restructuring initiatives, we have refocused our development efforts internally, resulting in a significant reduction in spending related to the Development Agreement.

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

     In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter committed the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represented a portion of the advisory fee and was based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid’s cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee was based on 5% of the gross sales of the Company’s pre-merger assets during the two-year period after the closing of the merger, the Company’s assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company’s pre-merger assets during the two-year period after the closing of the merger. Approximately $1,400,000 and $430,000 of the advisory fee was paid during the year ended December 31, 2002 and 2003, respectively. On the two-year anniversary of the merger, the Company determined the remainder of the advisory fee to be $288,000, which was paid to MDB Capital Group, LLC in January 2004.

     In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equaled or exceeded $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equaled or exceeded 1,500,000 shares. Each perfected right entitled the holder to receive up to one additional share of the Company’s common stock. NZ stockholders had until April 30, 2002 to become the registered owner of the Company’s common stock and were required to continue to hold their shares in direct registered form through November 29, 2003 to perfect each right and receive an additional share of the Company’s common stock. Transfer of shares of the Company’s common stock before November 29, 2003 would disqualify the right attached to the transferred shares. We issued approximately 3.1 million shares of the Company’s common stock in December 2003 to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company’s common stock. In 2004, we issued an additional 341,578 shares of the Company’s common stock to holders of perfected rights. We may issue additional shares of our common stock in the future with respect to the rights determination which we do not expect to be material in amount.

     Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms. Our principal sources of funds are expected to be cash on hand, and the timely sale of the remaining real estate assets acquired in the merger. We have undertaken a number of programs to efficiently manage our cash and working capital. As of March 31, 2004, we had cash and cash equivalents and short-term investments equal to approximately $17,800,000. Based on our belief that the implementation of our January 2003 strategic plan has proven effective, we anticipate that these assets, and the cash raised from the disposal of the remaining assets acquired in the merger, will provide sufficient working capital for our operations through at least mid-2005. We expect additional capital will be required in the future. Our Board of Directors has begun the process of considering various strategic initiatives, including third-party inquiries, public or private equity or debt financings, the formation of strategic development or licensing partnerships, and strategic business combinations. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s cash requirements on an ongoing basis.

Critical Accounting Policies

     In December 2001, the Securities and Exchange Commission (“SEC”), required that all registrants disclose and describe their “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that our following accounting policies fit this definition:

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

Stock Compensation

     The Company accounts for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, thus, recognizes no compensation expense for those options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123, “Accounting for Stock-Based Compensation". The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Significant judgment is required on the part of management in determining the proper factors to use in the computation of the amounts to be disclosed or recorded pursuant to the provisions of SFAS No. 123.

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

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Our significant accounting policies are more fully described in our audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2003, which appear in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2004.

Factors That May Affect Future Results and Financial Condition

If we are unable to obtain adequate funds, we may not be able to develop and market our potential products.

     For the three months ended March 31, 2004, we incurred a net loss of approximately $2,600,000 and since Inception through March 31, 2004, we have incurred an accumulated deficit of approximately $45,100,000. We expect to continue to incur losses for the foreseeable future as we continue funding for clinical testing and other activities related to seeking approval to market our products. Conducting clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital.

     As of March 31, 2004, we had cash, cash equivalents and short-term investments equal to approximately $17,800,000. We anticipate that these assets and the cash raised from the disposal of remaining real estate and other assets held by the Company before the merger will provide sufficient working capital for our operations through at least mid-2005. As of March 31, 2004, we have disposed of a substantial portion of our real estate and other assets held by the Company before the merger. In the near future, we will require additional capital in amounts that cannot be quantified, but are expected to be significant. We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants, or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly impaired.

Our technology is only in the pre-clinical development stage, may not prove to be safe or effective, and may never receive regulatory approval or achieve widespread use, which would significantly harm our business prospects.

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

     We have entered into an agreement for an exclusive license to patents, know-how and other intellectual property relating to our foundation technology for removal of lipids from proteins and our continued operations at present are dependent upon such intellectual property. The licensor is Aruba International Pty. Ltd., a company controlled by Dr. Bill E. Cham, a founding stockholder of Pre-Merger Lipid and a former Director of the Company. Dr. Cham also controls KAI International, LLC, our largest stockholder. The technology licensed from Aruba currently represents an important part of the technology owned or licensed by us. Aruba may terminate the license agreement if we fail to perform and fail to remedy following written notice of default with respect to our material obligations under the agreement, including our obligations to make royalty payments, or if we cease, without intention to resume, all efforts to commercialize the subject matter of the licensed intellectual property. If our license with Aruba terminates, our business would be significantly harmed and it may cause us to cease operations.

We intend to rely on collaborations in order to further develop our products and processes. If these collaborations are unsuccessful, the development of our products could be adversely affected and we may incur significant unexpected costs.

     We intend to enter into collaborations with strategic partners, licensors, licensees and others. We may be unable to maintain or expand our existing collaborations on favorable terms, or at all, or establish additional collaborations or licensing arrangements necessary to develop our technology on favorable terms, or at all. We may not be able to enter into any collaborations or licensing arrangements with strategic partners in the future, and any existing or future collaborations or licensing arrangements may not be successful. In addition, parties we collaborate with may develop products or processes that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. If one or more of these parties fails to achieve product development objectives, this failure could harm our ability to fund related programs and develop or commercialize products.

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

     In connection with the merger of Pre-Merger with and into NZ, we issued additional shares of common stock in December 2003 and will continue to issue additional shares of common stock in 2004 to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company’s common stock. In December 2003, we issued approximately 3.1 million shares of the Company’s common stock to those rights holders who perfected their rights and remained qualified to receive the additional shares on November 29, 2003. This common stock issuance diluted ownership of stockholders not holding rights by approximately 13%, based on 21,141,455 shares outstanding as of November 29, 2003. In 2004, we issued an additional 341,578 shares of the Company’s common stock to holders of perfected rights. It is possible that additional shares of common stock will be issued pursuant to this rights determination. We do not expect the amount of such additional shares to be material, and therefore we do not expect such additional shares will have a material dilutive effect. In addition, as of March 31, 2004, 6,262,436 stock options and 1,076,314 warrants were outstanding, which if exercised, would be converted to common stock. Moreover, in the near future, we will require additional capital to fund our operations. Such capital could be obtained through equity financings. Any future issuance of common stock will have the effect of diluting ownership of existing stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk associated with changes in interest rates relates to our investment portfolio. We maintain a non-trading investment portfolio consisting of government issued securities. These investments are classified as held-to-maturity and are accounted for at their amortized cost, as per FASB Statement No. 115. Due to the short-term nature of our investment portfolio, we do not believe that fluctuations in interest rates would materially affect the value of our securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Our President and Chief Executive Officer and our Chief Accounting Officer, who is our principal financial officer, have evaluated the procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)	Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — See Exhibit Index.

(b)	Reports on Form 8-K.
During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:

(i)	Report on Form 8-K filed March 8, 2004 under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements and Exhibits” containing Lipid Sciences, Inc.’s news release dated March 8, 2004 with respect to the announcement of the election of Bosko Djordjevic as a Director of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2004	Lipid Sciences, Inc.

By:	/s/ Sandra Gardiner
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