Form 10-Q
period 2004-06-30
LIPID SCIENCES INC/
filed 2004-08-10
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	24,676,558 shares outstanding
$0.001 par value	at July 31, 2004

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended June 30, 2004

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003, and cumulative period from Inception (May 21, 1999) to June 30, 2004	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003, and cumulative period from Inception (May 21, 1999) to June 30, 2004	3
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

INDEX TO EXHIBITS FOR FORM 10-Q		25
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheet (Unaudited)
(In thousands, except share amounts)	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$12,100	$4,905
Short-term investments	8,939	8,955
Prepaid expenses	405	428
Other current assets	8	131
Current assets of discontinued operations	151	6,795

Total current assets	21,603	21,214
Property and equipment	544	667
Notes receivable	—	5,513
Restricted cash	210	318

Total assets	$22,357	$27,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$906	$1,340
Related party payables	—	288
Accrued royalties	500	250
Accrued compensation	502	554
Income taxes payable	2	18
Current liabilities of discontinued operations	33	269

Total current liabilities	1,943	2,719
Deferred rent	29	34

Total liabilities	1,972	2,753

Commitments and contingencies (Notes 7, 8, 9, 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,673,958 and 24,259,450 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	25	24
Additional paid-in capital	69,056	67,426
Deficit accumulated in the development stage	(48,696)	(42,491)

Total stockholders’ equity	20,385	24,959

Total liabilities and stockholders’ equity	$22,357	$27,712

See accompanying notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
					Period from
	Three Months Ended		Six Months Ended		Inception (May 21,
	June 30,		June 30,		1999) to June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003	2004

Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	2,655	1,589	4,482	4,020	40,453
Selling, general and administrative	854	1,045	1,921	2,479	18,545

Total operating expenses	3,509	2,634	6,403	6,499	58,998

Operating loss	(3,509)	(2,634)	(6,403)	(6,499)	(58,998)
Interest and other income	23	364	211	583	2,976

Loss from continuing operations	(3,486)	(2,270)	(6,192)	(5,916)	(56,022)
Income tax (expense)/benefit	—	—	—	(95)	8,002

Net loss from continuing operations	(3,486)	(2,270)	(6,192)	(6,011)	(48,020)

Discontinued operations:
Income/(loss) from discontinued operations	(76)	238	(14)	392	(498)
Income tax expense from discontinued operations	—	—	—	—	(179)

Income/(loss) from discontinued operations — net	(76)	238	(14)	392	(677)

Net loss	$(3,562)	$(2,032)	$(6,206)	$(5,619)	$(48,697)

Earnings/(loss) per share — basic and diluted:
Net (loss) per share continuing operations	$(0.14)	$(0.11)	$(0.25)	$(0.28)
Earnings per share discontinued operations	$0.00	$0.01	$0.00	$0.01
Net loss per share	$(0.14)	$(0.10)	$(0.25)	$(0.27)
Weighted average number of common shares outstanding — basic and diluted	24,659	21,141	24,548	21,141

See accompanying notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
			Period from
	Six Months Ended		Inception (May 21,
	June 30,		1999) to June 30,
(In thousands)	2004	2003	2004

Cash flows provided by/(used in) operating activities:
Net loss from continuing operations	$(6,192)	$(6,011)	$(48,020)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	162	167	801
Loss on disposal of assets	—	203	203
Accretion of discount on investments	(51)	(11)	(177)
Stock compensation expense for options issued to consultants and advisors	1,448	48	5,812
Issuance of warrants to consultants	—	—	1,044
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	146	344	(413)
Notes receivable	5,513	719	6,569
Restricted cash	108	—	(210)
Income taxes	(16)	19	2
Accounts payable and other current liabilities	(723)	(1,023)	(1,144)
Accrued royalties	250	250	500
Accrued compensation	(52)	(15)	502
Deferred rent	(5)	1	29

Net cash provided by/(used in) operating activities	588	(5,309)	(34,502)

Cash flows provided by/(used in) investing activities:
Capital expenditures	(39)	—	(1,562)
Proceeds from disposal of assets	—	14	14
Purchases of investments	(6,933)	(6,671)	(32,387)
Maturities and sales of investments	7,000	3,000	23,625

Net cash provided by/(used in) investing activities	28	(3,657)	(10,310)

Cash flows provided by financing activities:
Acquisition of NZ Corporation — cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	184	—	17,659
Proceeds from issuance of warrants	—	—	40

Net cash provided by financing activities	184	—	23,989

Net increase/(decrease) in cash and cash equivalents from continuing operations	800	(8,966)	(20,823)
Net cash provided by operating, investing, and financing activities of discontinued operations	6,395	2,158	32,923
Cash and cash equivalents at beginning of period	4,905	18,552	—

Cash and cash equivalents at end of period	$12,100	$11,744	$12,100

			Period from
	Six Months Ended		Inception (May 21,
	June 30,		1999) to June 30,
(In thousands)	2004	2003	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax paid/(recovered)	—	64	(1,473)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)

Fair value of assets acquired (other than cash)	$—	$—	$40,286

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs	$—	$—	$2,050

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

     The Company is engaged in the research and development of products and processes intended to treat major medical conditions in which lipids, or fat components, play a key role. Our primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning and raising capital, including, from the date of the merger with NZ, disposing of Company real estate assets. Accordingly, the Company is considered to be in the development stage.

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

     In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. As of June 30, 2004, we had cash and cash equivalents and short-term investments equal to approximately $21 million. We anticipate that these assets will provide sufficient working capital for our operations at least through the early part of 2006. We expect additional capital will be required in the future to fund our operations. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings.

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

     In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their rights. Each perfected right entitled the holder to receive one additional share of the Company’s common stock. NZ stockholders had until April 30, 2002 to become the registered owner of the Company’s common stock and were required to continue to hold their shares in direct registered form through November 29, 2003 to perfect each right and receive an additional share of the Company’s common stock. Transfer of shares of the Company’s common stock before November 29, 2003 would disqualify the right attached to the transferred shares. We have issued a total of approximately 3.1 million shares of the Company’s common stock in the three months ended December 2003 and 352,358 shares in the six months ended June 30, 2004 to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company’s common stock. We may issue additional shares of our common stock in the future with respect to the rights determination, which we do not expect to be material in number, if any.

NOTE 3: NET LOSS PER SHARE

     The Company computes its net loss per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had securities outstanding, which could potentially dilute basic earnings per share, but because the Company incurred a net loss for all periods presented, such securities were excluded from the computation of diluted net loss per share as their effect would have been antidilutive. The securities excluded from diluted loss per share consist of the following:

	At June 30,
	2004	2003

Stock options	6,307,436	5,547,086
Warrants to purchase common stock	1,036,314	1,091,314
Contingently issuable shares pursuant to stock rights	2,600	3,060,707

	7,346,350	9,699,107

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Reported net loss	$(3,562)	$(2,032)	$(6,206)	$(5,619)
Compensation expense for stock options	(311)	(308)	(805)	(671)

Pro forma net loss	$(3,873)	$(2,340)	$(7,011)	$(6,290)

Net loss per share – basic and diluted:
As reported	$(0.14)	$(0.10)	$(0.25)	$(0.27)
Pro forma	$(0.16)	$(0.11)	$(0.29)	$(0.30)

     Stock compensation expense related to options granted to non-employees as consideration for services was $1,040,000 and $40,000 for the three-months ended June 30, 2004 and 2003, respectively, and $1,448,000 and $48,000 for the six-months ended June 30, 2004 and 2003, respectively. The increase in stock compensation expense recognized during the three-months ended June 30, 2004 was primarily due to the modification of certain existing non-employee stock options to extend their expiration dates.

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

	June 30,	December 31,
	2004	2003

Equipment	$1,064	$1,031
Leasehold improvements	255	249

	1,319	1,280
Less accumulated depreciation and amortization	(775)	(613)

Total property and equipment, net	$544	$667

NOTE 7: DEVELOPMENT AGREEMENT

     In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services (defined in the Development Agreement as “Phase I” and “Phase “II”). Phase I was completed on March 28, 2001 for total fees of $1,517,000. Phase II was initiated upon the completion of Phase I for fees not to exceed $9,500,000. In connection with the Development Agreement, we issued SRI a warrant to purchase 779,510 shares of our common stock at an exercise price of $3.21 per share. The warrant vested with respect to 233,853 shares upon completion of Phase I. The remaining 545,657 shares vest upon completion of two, Phase II development milestones. If either development milestone is discontinued at the option of the Company, all 545,657 remaining warrant shares will vest at the completion of the remaining milestone. Neither milestone related to Phase II has been completed. On April 14, 2004, SRI exercised 40,000 of their 233,853 warrant shares in exchange for 40,000 shares of our common stock. Consistent with our restructuring initiatives, we have refocused our development efforts internally, resulting in a significant reduction in spending related to the Development Agreement. Approximately $325,000 and $846,000 for the three and six month periods ended June 30, 2003, respectively, were charged to operations for fees related to the Development Agreement. No significant amounts of funds related to the Development Agreement were spent during the three or six month periods ended June 30, 2004.

NOTE 8: RELATED PARTY TRANSACTIONS

     In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. For the three month periods ended June 30, 2004 and June 30, 2003 we have expensed $125,000 and $125,000, respectively, and for the six month periods ended June 30, 2004 and June 30, 2003 we have expensed $250,000 and $250,000, respectively, related to this agreement. Amounts for 2004 and 2003 were charged to research and development expense.

     Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement, the initial term of which expired on November 27, 2002, automatically renewed every year, however, either party could terminate the agreement, without cause, upon thirty days written notice. Having given 30 days written notice of termination to Karuba on July 30, 2003, the agreement was terminated effective August 31, 2003. As a result of such termination, we were required to pay Karuba a termination amount equal to one third of the annual fee, payable in equal monthly installments through December 2003. No expense was incurred in 2004. Approximately $72,000 and $143,000 for the three and six month periods ended June 30, 2003, respectively, were expensed to research and development under this agreement.

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

     On September 18, 2003 we entered into a service agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company. Pursuant to such agreement, Dr. Brewer is obligated to provide to the Company certain consulting services for the period commencing on the effective date of the agreement until September 17, 2004. Either party may terminate the agreement, at any time during the term of the service relationship with or without cause. In consideration for Dr. Brewer’s services, we will pay Dr. Brewer $125,000 annually, payable monthly together with a non-qualified stock option award of 150,000 shares of our common stock to vest equally over a forty-eight month period. Approximately $31,000 and $63,000 for the three and six month periods ended June 30, 2004, respectively, were charged to operations for fees related to the service agreement. Approximately $91,000 and $273,000 for the three and six month periods ended June 30, 2004, respectively, were recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the service agreement.

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

NOTE 9: RESTRUCTURING

     In December 31, 2001, we recorded restructuring charges of approximately $885,000, which were charged to general and administrative expense. Our restructuring initiatives involved strategic decisions to exit the real estate market through the orderly disposition of substantially all of NZ’s assets. As part of this restructuring, we terminated nine employees. The restructuring was completed in April 2003, with all accrued amounts paid within twelve months of the restructuring completion. As of June 30, 2004, all amounts accrued for real estate restructuring purposes have been paid.

     On January 28, 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. In connection with this new strategic direction, we discontinued our Phase 1 human clinical trial in Australia, which was paused in the three months ended September 30, 2002, and ceased all operations in Australia. In the twelve month period ended December 31, 2003, we recorded restructuring charges of approximately $1,104,000 related to this new strategic direction. As part of this restructuring, we terminated eleven employees. The restructuring related to our new strategic direction was completed in the three months ended March 31, 2003 with all accrued amounts paid by March 31, 2004.

     In connection with these restructuring initiatives, we have recorded the following:

	Real Estate Restructuring			Strategic Restructuring
	Severance		Severance	Cessation
	& Related	Lease	& Related	Australian	Facility
	Benefits	Termination	Benefits	Operations	Related	Total

Accrued balance as of December 2002	$619,000	$180,000	$—	$—	$—	$799,000

Accrued during the three months ended March 31, 2003	—	—	727,000	212,000	161,000	1,100,000
Amount paid during the three months ended March 31, 2003	(36,000)	(124,000)	(264,000)	(195,000)	(154,000)	(773,000)
Accrued during the three months ended June 30, 2003	—	—	13,000	7,000	—	20,000
Amount paid during the three months ended June 30, 2003	(179,000)	(25,000)	(262,000)	(2,000)	(5,000)	(473,000)
Amount paid during the three months ended September 30, 2003	(153,000)	(8,000)	(99,000)	(14,000)	—	(274,000)
Amount paid during the three months ended December 31, 2003	(134,000)	(3,000)	(62,000)	(8,000)	(2,000)	(209,000)

Accrued balance as of December 31, 2003	117,000	20,000	53,000	—	—	190,000

Amount paid during the three months ended March 31, 2004	(117,000)	(16,000)	(53,000)	—	—	(186,000)
Amount paid during the three months ended June 30, 2004	—	(4,000)	—	—	—	(4,000)

Accrued balance as of June 30, 2004	$—	$—	$—	$—	$—	$—

NOTE 10: DISCONTINUED OPERATIONS

     As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans, were acquired. As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences’ biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of June 30, 2004 and December 31, 2003, are as follows:

(In thousands)	June 30, 2004	December 31, 2003

Current assets	$10	$13
Property	19	5,384
Commercial real estate loans	—	1,285
Notes and receivables	122	113

Total assets held for disposal	151	6,795

Current liabilities	33	269

Total liabilities held for disposal	33	269

Net assets held for disposal	$118	$6,526

     During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. These assets consisted of certain notes receivable secured by real estate, which the Company obtained as a result of providing seller-financing of prior real estate sales. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 were reclassified from current assets of discontinued operations to notes receivable. The results of operations of this component, previously reported in discontinued operations through December 31, 2002, were also reclassified and are included in interest and other income for all periods presented. Income of $747,000 for the period from Inception (May 21, 1999) to December 31, 2002 was reclassified to interest and other income. All related income tax expenses/benefits and accrued interest were reclassified accordingly. Of the notes receivable reclassified to assets held for use, one note was prepaid in its entirety in June 2003 and the remaining two notes were prepaid at a discount in May 2004. These payoffs reduced the carrying value of the reclassified assets by $6,569,000, resulting in no carrying value at June 30, 2004.

NOTE 11: INCOME TAXES

     The Company’s effective tax rate was zero for the three month periods ended June 30, 2004 and 2003. The effective tax rate was calculated using an estimate of our expected annual pretax income for 2004. The effective tax rate for 2004 differed from the statutory federal income tax rate primarily due to additional valuation allowance provided.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The company has established a valuation allowance against its net operating loss carryforward and credits due to the uncertainty of realizing these benefits in the future.

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

Overview

     We are a development-stage biotechnology company engaged in research and development of products and processes intended to treat major medical indications such as cardiovascular disease, HIV and other viral infections in which lipids, or fat components, play a key role. Our primary activities since incorporation have been conducting research and development, performing business, strategic and financial planning, and raising capital, including, from the date of the merger with NZ, disposing of Company real estate assets. Accordingly, the Company is considered to be in the development stage.

     On November 29, 2001, we completed our merger with NZ. The merger with NZ was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of our common stock immediately after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to November 29, 2001 included in this report reflects Pre-Merger Lipid results. As a result of the merger, certain real estate assets were acquired, and thus our business was organized into two segments: Biotechnology and Real Estate. On March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment, and as of June 30, 2004, we have substantially completed the disposition of these real estate assets.

     In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our HDL Therapy and Viral Immunotherapy platforms.

     In January 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. In connection with the adoption of this strategic direction, we also restructured our business operations. This change in strategy was recommended by the management team and approved by the Board of Directors. We believe that this new strategic direction and restructuring has strengthened our organizational capability and our management and Board of Directors continue to look for ways to capitalize on our technologies.

     As of June 30, 2004, we had cash, cash equivalents and short-term investments equal to approximately $21,039,000. We anticipate that these assets will provide sufficient working capital for our operations at least through the early part of 2006. Our Board of Directors continues to consider various strategic initiatives, including evaluating recent third-party inquiries, public or private equity or debt financings, the formation of strategic development or licensing partnerships, and strategic business combinations to determine the best way for the Company to capitalize on the major market opportunities represented by our HDL Therapy and Viral Immunotherapy platforms.

Results of Continuing Operations — Three Months Ended June 30, 2004 and 2003

     Revenue. We have had no revenues from continuing operations since Inception (May 21, 1999). Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (HDL Therapy) and viral infections (Viral Immunotherapy).

     Research and Development Expenses. Research and development expenses include applied and scientific research, regulatory, and business development expenses. Research and development expenses increased approximately $1,066,000, or 67%, to $2,655,000 in the three months ended June 30, 2004 from $1,589,000 for the same period in 2003. The increase was due primarily to a $910,000 increase in stock compensation expense, $855,000 of which was due to the expiration date extension of our Scientific Advisory Board members’ option agreements, and an increase in outside research expenses in preparation for our animal studies. Stock compensation expenses expensed to research and development for the three-month periods ended June 30, 2004 and June 30, 2003, were approximately $950,000 and $40,000, respectively. These increases were partially offset by reduced external development services and the absence of consulting fees related to the Karuba agreement which was terminated in August 2003. Additionally, we have refocused our development efforts internally, resulting in a significant reduction in spending related to the Development Agreement with SRI.

     While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of platforms with a view to maximize the benefit of our investment. Accordingly, we have not separately tracked, and do not intend to separately track the costs for each of our research projects on a platform-by-platform basis. For the three months ended June 30, 2004, however, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

     Selling, General and Administrative Expenses. General and administrative expenses decreased approximately $191,000, or 18%, to $854,000 in the three months ended June 30, 2004 from $1,045,000 for the same period in 2003. The decrease was due primarily to the absence of advisory fees related to the merger between NZ and Pre-Merger Lipid (see Note 8 of the Condensed Consolidated Financial Statements) and a reduction in employee related expenses. These decreases were partially offset by a $90,000 stock compensation expense incurred during the three-month period ended June 30, 2004, a non-cash charge related to issuance of options to purchase our common stock to consultants. No stock compensation expenses were incurred during the three month period ended June 30, 2003.

     Interest and Other Income. Interest and other income for the three months ended June 30, 2004 decreased approximately $341,000, or 94%, to $23,000 from $364,000 for the same period in 2003. The decrease was due primarily to the absence of a gain recognized from the payoff of a note receivable in the three months ended June 30, 2003, coupled with a discount recognized on the early payoff of two notes receivable in the three months ended June 30, 2004. All three of these notes receivable were reclassified from discontinued operations to assets held for use in the three months ended March 31, 2003 (see Note 10 of the Condensed Consolidated Financial Statements).

Results of Continuing Operations — Six Months Ended June 30, 2004 and 2003

     Revenue. We have had no revenues from continuing operations since Inception (May 21, 1999). Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (HDL Therapy) and viral infections (Viral Immunotherapy).

     Research and Development Expenses. Research and development expenses include applied and scientific research, regulatory, and business development expenses. Research and development expenses increased approximately $462,000, or 11%, to $4,482,000 for the six month period ended June 30, 2004 from $4,020,000 for the same period in 2003. The increase was due primarily to a $1,130,000 increase in stock compensation expense, $855,000 of which was due to the expiration date extension of our Scientific Advisory Board members’ option agreements, and increases in outside research expenses related to the preparation of our animal studies. For the six-month periods ended June 30, 2004 and June 30, 2003, we charged approximately $1,175,000 and $48,000, respectively, in stock compensation expense to research and development. These increases were partially offset by the absence of restructuring charges recorded in the three months ended March 31, 2003, reduced external development services and the absence of consulting fees related to the Karuba agreement which was terminated in August 2003. Additionally, we have refocused our development efforts internally, resulting in a significant reduction in spending related to the Development Agreement with SRI.

Research and development expenses accounted for approximately 70% of total operating expenses for the six months ended June 30, 2004.

     On March 31, 2004 we received a Small Business Technology Transfer (“STTR”) grant awarded by the National Institutes of Health (“NIH”) for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome (“SARS”). The STTR grant is for a term of one year, beginning April 1, 2004. We expect to receive $100,000 in payments under the terms of this agreement. The overall goal of this STTR grant is for us to use our proprietary delipidation technology to provide proof of principle of viral particle modification to prepare a preventive vaccine against the SARS Coronavirus, a lipid-enveloped virus. No significant costs related to the grant were incurred during the six month period ended June 30, 2004, and consequently, no payments have been requested or received from the NIH.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $558,000, or 23%, to $1,921,000 for the six month period ended June 30, 2004 from $2,479,000 for the same period in 2003. The decrease was due primarily to the absence of restructuring charges recorded in the three months ended March 31, 2003, the absence of advisory fees related to the merger between NZ and Pre-Merger Lipid (see Note 8 of the Condensed Consolidated Financial Statements), and a reduction in employee related expenses. These decreases were partially offset by an increase in legal and administrative fees associated with the issuance of common stock related to the merger with NZ, and an increase in stock compensation expense, a non-cash charge related to the issuance of options to purchase our common stock to consultants. For the six-month period ended June 30, 2004, we charged approximately $273,000 in stock compensation expense to selling, general and administrative expense. No stock compensation expenses were incurred during the six month period ended June 30, 2003. General and administrative expenses accounted for approximately 30% of total operating expenses for the six months ended June 30, 2004.

     Interest and Other Income. Interest and other income for the six month period ended June 30, 2004 decreased approximately $372,000, or 64%, to $211,000 from $583,000 for the same period in 2003. The decrease was due primarily to the absence of a gain recognized from the payoff of a note receivable in the three months ended June 30, 2003, coupled with a discount recognized on the early payoff of two notes receivable in the three months ended June 30, 2004. All three of these notes receivable were reclassified from discontinued operations to assets held for use during the three months ended March 31, 2003 (see Note 10 of the Condensed Consolidated Financial Statements).

Results of Discontinued Operations — Three and Six Months Ended June 30, 2004

     During the six months ended June 30, 2004, we disposed of our last residential lot in New Mexico and all of our residential lots in San Diego County, California, for an aggregate sales price of approximately $5,700,000. From these transactions, we received cash of approximately $5,600,000, net of commissions, title fees, closing costs and pro-rations of property taxes. Additionally, we collected approximately $1,300,000 in principal payments from our last remaining commercial real estate loan.

     During the three months ended June 30, 2004, there were no sales of assets from discontinued operations. As of June 30, 2004, the remaining assets in the disposal group were one other note receivable and mineral rights.

     During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. These assets consisted of certain notes receivable secured by real estate, which the Company obtained as a result of providing seller-financing of prior real estate sales. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 were reclassified from current assets of discontinued operations to notes receivable. The results of operations of this component, previously reported in discontinued operations through December 31, 2002, were also reclassified and are included in interest and other income for all periods presented. Income of $747,000 for the period from Inception (May 21, 1999) to December 31, 2002 was reclassified to interest and other income. All related income tax expenses/benefits and accrued interest were reclassified accordingly. Of the notes receivable reclassified to assets held for use, one note was prepaid in its entirety in June 2003 and the remaining two notes were prepaid at a discount in May 2004. These payoffs reduced the carrying value of the reclassified assets by $6,569,000, resulting in no carrying value at June 30, 2004.

Liquidity and Capital Resources

     Pre-Merger Lipid financed its operations principally through two private placements of equity securities, which yielded net proceeds of approximately $16,900,000, and the sale of common stock to one of its founders. The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs, through June 30, 2004.

     The net cash provided by operating activities was approximately $588,000 for the six months ended June 30, 2004, resulting primarily from the early payoff of two notes receivable, offset by operating losses incurred and adjusted for non-cash stock compensation charges. The net cash used in operating activities was $5,309,000 and $34,502,000 for the six months ended June 30, 2003 and the period from Inception (May 21, 1999) to June 30, 2004, respectively, resulting primarily from operating losses incurred and the early payoff of two notes receivable, as adjusted for non-cash stock compensation charges. The net cash provided by investing activities was approximately $28,000 for the six months ended June 30, 2004, primarily attributable to the purchase, maturity and sale of short-term investments. The net cash used in investing activities was approximately $3,657,000 and $10,310,000 for the six months ended June 30, 2003 and the period from Inception (May 21, 1999) to June 30, 2004, respectively, primarily attributable to the purchase, maturity and sale of short-term investments and the purchase of capital equipment. Net cash provided by financing activities for the six months ended June 30, 2004 and for the period from Inception (May 21, 1999) to June 30, 2004, was approximately $184,000 and $23,989,000, respectively, primarily attributable to the proceeds collected from the exercise of options and warrants of our common stock, the acquisition of NZ Corporation and the sale of equity securities in private placement transactions. No cash was provided by, or used in, financing activities for the six months ended June 30, 2003. Net cash provided by discontinued operations of approximately $6,395,000, $2,158,000, and $32,923,000 for the six months ended June 30, 2004 and June 30, 2003, and the period from Inception (May 21, 1999) to June 30, 2004, respectively, was primarily due to the sale of real estate assets and collection of principal payments on commercial real estate loans and other notes receivable.

     In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. For the three month periods ended June 30, 2004 and June 30, 2003, we have expensed $125,000 and $125,000, respectively, related to this agreement. For the six month periods ended June 30, 2004 and June 30, 2003 we have expensed $250,000 and $250,000, respectively, related to this agreement. Amounts for 2004 and 2003 were charged to research and development expense.

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

     In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their rights. Each perfected right entitled the holder to receive one additional share of the Company’s common stock. NZ stockholders had until April 30, 2002 to become the registered owner of the Company’s common stock and were required to continue to hold their shares in direct registered form through November 29, 2003 to perfect each right and receive an additional share of the Company’s common stock. Transfer of shares of the Company’s common stock before November 29, 2003 would disqualify the right attached to the transferred shares. We have issued a total of approximately 3.1 million shares of the Company’s common stock in the three months ended December 2003 and 352,358 shares in the six months ended June 30, 2004 to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company’s common stock. We may issue additional shares of our common stock in the future with respect to the rights determination, which we do not expect to be material in number, if any.

     Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms. Our principal sources of funds are expected to be cash on hand. We have undertaken a number of programs to efficiently manage our cash and working capital. During the three month period ended June 30, 2004, we disposed of real estate notes receivable totaling $5.4 million. This transaction represented the substantial completion of our two-year long real estate asset liquidation program. As of June 30, 2004, we had cash and cash equivalents and short-term investments equal to approximately $21,039,000. Based on our belief that the implementation of our January 2003 strategic plan has proven effective, we anticipate that these assets will provide sufficient working capital for our operations at least through the early part of 2006. We expect additional capital will be required in the future. Our Board of Directors continues to consider various strategic initiatives, including third-party inquiries, public or private equity or debt financings, the formation of strategic development or licensing partnerships, and strategic business combinations. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

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

Factors That May Affect Future Results and Financial Condition

If we are unable to obtain adequate funds, we may not be able to develop and pursue the commercial application of our HDL Therapy and Viral Immunotherapy platforms.

     For the six months ended June 30, 2004, we incurred a net loss of approximately $6,206,000 and since Inception through June 30, 2004, we have incurred an accumulated deficit of approximately $48,697,000. We expect to continue to incur losses for the foreseeable future as we continue funding for clinical testing and other activities related to seeking approval for the commercial application of our HDL Therapy and Viral Immunotherapy platforms. Conducting clinical trials necessary to apply for regulatory approval for the commercial application of our HDL Therapy and Viral Immunotherapy platforms will take a number of years and will require significant amounts of capital.

     As of June 30, 2004, we had cash, cash equivalents and short-term investments equal to approximately $21,039,000. We anticipate that these assets will provide sufficient working capital for our operations at least through the early part of 2006. In the near future, we will require additional capital in amounts that cannot be quantified, but are expected to be significant. We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants, or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly impaired.

Our technology is only in the pre-clinical development stage, may not prove to be safe or effective, and may never receive regulatory approval or achieve widespread use, which would significantly harm our business prospects.

     Before obtaining required regulatory approvals for the commercial sale of any of our potential products, we must demonstrate, through pre-clinical studies and clinical trials, that our technology is safe and effective for use in at least one medical indication. These studies and clinical trials are expected to take a number of years and may fail to show that our technology is sufficiently safe and effective, in which case our technology will not receive regulatory approval, and we will not be able to develop and pursue the commercial application of our HDL Therapy and Viral Immunotherapy platforms. In connection with our restructuring plan, we discontinued our Phase 1 human clinical trial and ceased all operations in Australia in January 2003.

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

     Our future success will depend in part on our ability to obtain patent protection, enforce patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third parties with respect to their technology, both in the United States and in foreign countries. We currently have an exclusive license from Aruba International Pty. Ltd. with respect to three issued U.S. patents (and three issued Australian counterpart patents) and counterpart applications as well as independent pending patent applications. The issued patents will expire in January 2008, January 2016 and June 2017. There are additional pending applications assigned to us and we are constantly strengthening our IP portfolio in accordance with our technological advancements. Each of the patents and pending applications relates to different aspects of our technology platforms. However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

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

     In connection with the merger of Pre-Merger Lipid with and into NZ, we have issued approximately 3.1 million shares of the Company’s common stock in the three months ended December 31, 2003 and 352,358 shares in the six months ended June 30, 2004 to qualifying stockholders of NZ who perfected their rights pursuant to the merger agreement related thereto. This common stock issuance diluted ownership of stockholders not holding rights by approximately 14%, based on 21,141,455 shares outstanding as of November 29, 2003. It is possible that additional shares of common stock will be issued pursuant to this rights determination. We do not expect the number of such additional shares, if any, to be material, and therefore we do not expect any potential future issuance pursuant to the merger rights will have a material dilutive effect. In addition, as of June 30, 2004, 6,307,436 stock options and 1,036,314 warrants to purchase our common stock were outstanding, which if exercised, would result in the issuance of our common stock. Moreover, in the near future, we anticipate the need for additional capital to fund our operations. Such capital could be obtained by selling additional common stock or other equity instruments. Any future issuance of our common stock will have the effect of diluting ownership of existing stockholders.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 17, 2004, the Company held its annual meeting of stockholders. As of April 19, 2004, the record date for the annual meeting, there were 24,633,178 shares of common stock of the Company issued and outstanding and entitled to vote at the annual meeting. The following item was submitted to a vote of the stockholders:

     To elect three Class II members currently serving on the Board of Directors to three-year terms.

Election of Directors	Votes for	Votes Withheld

H. Bryan Brewer Jr., M.D.	19,035,840	32,763
Bosko Djordjevic	19,021,923	46,680
Frank M. Placenti	19,020,839	47,764

     As a result, Dr. Brewer and Messrs. Djordjevic, and Placenti were elected as Directors of the Company. The following incumbent members continue to serve on the Board of Directors: Richard G. Babbitt, S. Lewis Meyer, Ph.D., William A. Pope, and Gary S. Roubin, M.D., Ph.D.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — See Exhibit Index.

(b)	Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:

(i)	Report on Form 8-K filed June 3, 2004 under “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements and Exhibits” containing Lipid Sciences, Inc.’s news release dated June 3, 2004 with respect to the announcement of the sale of real estate assets totaling $5.4 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2004	Lipid Sciences, Inc.

By:	/s/ Sandra Gardiner
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