Form 10-Q
period 2004-09-30
LIPID SCIENCES INC/
filed 2004-11-09
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at October 31, 2004
Common Stock $0.001 par value	24,704,804

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended September 30, 2004

Page No.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003, and cumulative period from Inception (May 21, 1999) to September 30, 2004	2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, and cumulative period from Inception (May 21, 1999) to September 30, 2004	3
Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

SIGNATURES	24

INDEX TO EXHIBITS FOR FORM 10-Q	25
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lipid Sciences, Inc. (A Development Stage Company) Condensed Consolidated Balance Sheet (Unaudited)
(In thousands, except share amounts)	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$4,597	$4,905
Short-term investments	14,382	8,955
Prepaid expenses	215	428
Other current assets	7	131
Current assets of discontinued operations	114	6,795

Total current assets	19,315	21,214
Property and equipment	488	667
Notes receivable	—	5,513
Restricted cash	105	318

Total assets	$19,908	$27,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,092	$1,340
Related party payables	—	288
Accrued royalties	625	250
Accrued compensation	547	554
Income taxes payable	—	18
Current liabilities of discontinued operations	100	269

Total current liabilities	2,364	2,719
Deferred rent	26	34

Total liabilities	2,390	2,753

Commitments and contingencies (Notes 7, 8, 9, 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,704,804 and 24,259,450 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	25	24
Additional paid-in capital	69,412	67,426
Deficit accumulated in the development stage	(51,919)	(42,491)

Total stockholders’ equity	17,518	24,959

Total liabilities and stockholders’ equity	$19,908	$27,712

See accompanying notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

					Period from
					Inception
					(May 21,
	Three Months Ended		Nine Months Ended		1999) to
	September 30,		September 30,		September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003	2004

Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	2,262	1,585	6,744	5,605	42,715
Selling, general and administrative	927	755	2,848	3,235	19,472

Total operating expenses	3,189	2,340	9,592	8,840	62,187

Operating loss	(3,189)	(2,340)	(9,592)	(8,840)	(62,187)
Interest and other income	71	203	283	786	3,047

Loss from continuing operations	(3,118)	(2,137)	(9,309)	(8,054)	(59,140)
Income tax (expense)/benefit	2	(4)	2	(99)	8,004

Net loss from continuing operations	(3,116)	(2,141)	(9,307)	(8,153)	(51,136)

Discontinued operations:
Loss from discontinued operations	(107)	(732)	(121)	(340)	(604)
Income tax expense from discontinued operations	—	—	—	—	(179)

Loss from discontinued operations - net	(107)	(732)	(121)	(340)	(783)

Net loss	$(3,223)	$(2,873)	$(9,428)	$(8,493)	$(51,919)

Earnings/(loss) per share – basic and diluted:
Net (loss) per share continuing operations	$(0.13)	$(0.10)	$(0.38)	$(0.39)
Earnings per share discontinued operations	$(0.00)	$(0.04)	$(0.00)	$(0.01)
Net loss per share	$(0.13)	$(0.14)	$(0.38)	$(0.40)

Weighted average number of common shares outstanding – basic and diluted	24,679	21,141	24,592	21,141

See accompanying notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period from
			Inception (May
	Nine Months Ended		21, 1999) to
	September 30,		September 30,
(In thousands)	2004	2003	2004

Cash flows used in operating activities:
Net loss from continuing operations	$(9,307)	$(8,153)	$(51,136)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	242	252	881
Loss on disposal of assets	—	203	203
Accretion of discount on investments	(94)	(24)	(220)
Stock compensation expense for options issued to consultants and advisors	1,684	74	6,048
Issuance of warrants to consultants	—	—	1,044
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	337	346	(222)
Notes receivable	5,513	719	6,569
Restricted cash	213	(1)	(105)
Income taxes	(18)	14	—
Accounts payable and other current liabilities	(538)	(1,152)	(959)
Accrued royalties	375	(125)	625
Accrued compensation	(7)	53	547
Deferred rent	(8)	1	26

Net cash used in operating activities	(1,608)	(7,793)	(36,699)

Cash flows used in investing activities:
Capital expenditures	(63)	(2)	(1,586)
Proceeds from disposal of assets	—	14	14
Purchases of investments	(13,333)	(11,444)	(38,787)
Maturities and sales of investments	8,000	5,700	24,625

Net cash used in investing activities	(5,396)	(5,732)	(15,734)

Cash flows provided by financing activities:
Acquisition of NZ Corporation – cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	304	—	17,779
Proceeds from issuance of warrants	—	—	40

Net cash provided by financing activities	304	—	24,109

Net decrease in cash and cash equivalents from continuing operations	(6,700)	(13,525)	(28,324)
Net cash provided by operating, investing, and financing activities of discontinued operations	6,392	1,915	32,921
Cash and cash equivalents at beginning of period	4,905	18,552	—

Cash and cash equivalents at end of period	$4,597	$6,942	$4,597

			Period from
			Inception (May
	Nine Months Ended		21, 1999) to
	September 30,		September 30,
(In thousands)	2004	2003	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax paid/(recovered)	—	66	(1,473)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)

Fair value of assets acquired (other than cash)	$—	$—	$40,286

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs	$—	$—	$2,050

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

     In the course of our research and development activities, we have incurred significant operating losses. We expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. As of September 30, 2004, we had cash and cash equivalents and short-term investments equal to approximately $19.0 million. We anticipate that these assets will provide sufficient working capital for our operations at least through the early part of 2006. We expect additional capital will be required in the future to fund our operations. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings.

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

     In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected certain stock purchase rights received in connection with the merger. Each perfected right entitled the holder to receive one additional share of the Company’s common stock. NZ stockholders had until April 30, 2002 to become the registered owner of the Company’s common stock and were required to continue to hold their shares in direct registered form through November 29, 2003 to perfect each right and receive an additional share of the Company’s common stock. Transfer of shares of the Company’s common stock before November 29, 2003 would disqualify the right attached to the transferred shares. We have issued a total of approximately 3.1 million shares of the Company’s common stock in the three months ended December 2003 and 356,408 shares in the nine months ended September 30, 2004 to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company’s common stock. We may issue additional shares of our common stock in the future with respect to these rights not yet presented for determination, but we do not expect the number of shares to be material in number.

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

	At September 30,
	2004	2003

Stock options	6,221,279	5,812,086
Warrants to purchase common stock	1,036,314	1,091,314
Contingently issuable shares pursuant to stock rights	—	3,461,095

	7,257,593	10,364,495

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Reported net loss	$(3,223)	$(2,873)	$(9,428)	$(8,493)
Compensation expense for stock options	(249)	(287)	(1,050)	(958)

Pro forma net loss	$(3,472)	$(3,160)	$(10,478)	$(9,451)

Net loss per share – basic and diluted:
As reported	$(0.13)	$(0.14)	$(0.38)	$(0.40)
Pro forma	$(0.14)	$(0.15)	$(0.43)	$(0.45)

     Stock compensation expense related to options granted to non-employees as consideration for services was $236,000 and $26,000 for the three-months ended September 30, 2004 and 2003, respectively, and $1,685,000 and $73,000 for the nine-months ended September 30, 2004 and 2003, respectively. The increase in stock compensation expense recognized during the nine-months ended September 30, 2004, as compared to the same period in 2003, was primarily due to the modification of certain existing non-employee stock options to extend their expiration dates.

NOTE 5: RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106.” This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of this statement did not have an impact on Lipid’s financial position, results of operations or cash flows.

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

	September 30,	December 31,
	2004	2003

Equipment	$1,088	$1,031
Leasehold improvements	255	249

	1,343	1,280
Less accumulated depreciation and amortization	(855)	(613)

Total property and equipment, net	$488	$667

NOTE 7: DEVELOPMENT AGREEMENT

     In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services (defined in the Development Agreement as “Phase I” and “Phase “II”). Phase I was completed on March 28, 2001 for total fees of $1,517,000. Phase II was initiated upon the completion of Phase I for fees not to exceed $9,500,000. In connection with the Development Agreement, we issued SRI a warrant to purchase 779,510 shares of our common stock at an exercise price of $3.21 per share. The warrant vested with respect to 233,853 shares upon completion of Phase I. The remaining 545,657 shares would vest upon completion of two, Phase II development milestones. If either development milestone is discontinued at the option of the Company, all 545,657 remaining warrant shares would vest at the completion of the remaining milestone. Neither milestone related to Phase II has been completed. On April 14, 2004, SRI exercised 40,000 of their 233,853 warrant shares in exchange for 40,000 shares of our common stock. Consistent with our restructuring initiatives, we have refocused our development efforts internally, resulting in a significant reduction in spending related to the Development Agreement. Approximately $147,000 and $993,000 for the three and nine month periods ended September 30, 2003, respectively, were charged to operations for fees related to the Development Agreement. No significant amounts of funds related to the Development Agreement were spent during the three or nine month periods ended September 30, 2004.

NOTE 8: RELATED PARTY TRANSACTIONS

     In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and a former Director. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. For the three month periods ended September 30, 2004 and September 30, 2003 we have expensed $125,000 and $125,000, respectively, and for the nine month periods ended September 30, 2004 and September 30, 2003 we have expensed $375,000 and $375,000, respectively, related to this agreement. Amounts for 2004 and 2003 were charged to research and development expense.

     Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba’s consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement, the initial term of which expired on November 27, 2002, automatically renewed every year, however, either party could terminate the agreement, without cause, upon thirty days written notice. Having given 30 days written notice of termination to Karuba on July 30, 2003, the agreement was terminated effective August 31, 2003. As a result of such termination, we were required to pay Karuba a termination amount equal to one third of the annual fee, payable in equal monthly installments through December 2003. No expense was incurred in 2004. Approximately $140,000 and $273,000 for the three and nine month periods ended September 30, 2003, respectively, were expensed to research and development under this agreement.

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

     On September 18, 2003 we entered into a service agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company. Pursuant to such agreement, Dr. Brewer was obligated to provide to the Company certain consulting services for the period commencing on the effective date of the agreement until September 17, 2004. In consideration for Dr. Brewer’s services, we were required to pay Dr. Brewer $125,000 annually, payable monthly together with a non-qualified stock option award of 150,000 shares of our common stock to vest equally over a forty-eight month period. Approximately $29,000 and $91,000 for the three and nine month periods ended September 30, 2004, respectively, were charged to operations for fees related to the service agreement, of which approximately $18,000 is included in accounts payable at September 30, 2004. Approximately $123,000 and $395,000 for the three and nine month periods ended September 30, 2004, respectively, were recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the service agreement.

     In December 2003, the Company issued to Mr. William A. Pope, directly or indirectly as custodian for his children, and to Sun NZ and Sterling Pacific Assets, Inc., two entities controlled by Mr. Pope, an aggregate of 1,511,724 shares of our common stock pursuant to rights granted to them and all other NZ shareholders in connection with the merger of NZ and Pre-Merger Lipid. The Company issued shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their rights pursuant to the merger agreement and joint proxy statement/prospectus for such merger (see Note 2 of the Condensed Consolidated Financial Statements).

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

     In connection with these restructuring initiatives, we have recorded the following:

	Real Estate Restructuring		Strategic Restructuring
	Severance		Severance	Cessation
	& Related	Lease	& Related	Australian	Facility
	Benefits	Termination	Benefits	Operations	Related	Total

Accrued balance as of December 2002	$619,000	$180,000	$—	$—	$—	$799,000

Accrued during the three months ended March 31, 2003	—	—	727,000	212,000	161,000	1,100,000
Amount paid during the three months ended March 31, 2003	(36,000)	(124,000)	(264,000)	(195,000)	(154,000)	(773,000)
Accrued during the three months ended June 30, 2003	—	—	13,000	7,000	—	20,000
Amount paid during the three months ended June 30, 2003	(179,000)	(25,000)	(262,000)	(2,000)	(5,000)	(473,000)
Amount paid during the three months ended September 30, 2003	(153,000)	(8,000)	(99,000)	(14,000)	—	(274,000)
Amount paid during the three months ended December 31, 2003	(134,000)	(3,000)	(62,000)	(8,000)	(2,000)	(209,000)

Accrued balance as of December 31, 2003	117,000	20,000	53,000	—	—	190,000

Amount paid during the three months ended March 31, 2004	(117,000)	(16,000)	(53,000)	—	—	(186,000)
Amount paid during the three months ended June 30, 2004	—	(4,000)	—	—	—	(4,000)

Accrued balance as of September 30, 2004	$—	$—	$—	$—	$—	$—

NOTE 10: DISCONTINUED OPERATIONS

     As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans, were acquired. As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences’ biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of September 30, 2004 and December 31, 2003, are as follows:

	September 30,	December 31,
(In thousands)	2004	2003

Current assets	$2	$13
Property	—	5,384
Commercial real estate loans	—	1,285
Notes and receivables	112	113

Total assets held for disposal	114	6,795

Current liabilities	100	269

Total liabilities held for disposal	100	269

Net assets held for disposal	$14	$6,526

     During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. These assets consisted of certain notes receivable secured by real estate, which the Company obtained as a result of providing seller-financing of prior real estate sales. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 were reclassified from current assets of discontinued operations to notes receivable. The results of operations of this component, previously reported in discontinued operations through December 31, 2002, were also reclassified and are included in interest and other income for all periods presented. Income of $747,000 for the period from Inception (May 21, 1999) to December 31, 2002 was reclassified to interest and other income. All related income tax expenses/benefits and accrued interest were reclassified accordingly. Of the notes receivable reclassified to assets held for use, one note was prepaid in its entirety in June 2003 and the remaining two notes were prepaid at a discount in May 2004. These payoffs reduced the carrying value of the reclassified assets to zero at September 30, 2004.

NOTE 11: INCOME TAXES

     The Company’s effective tax rate was zero for the three month periods ended September 30, 2004 and 2003. The effective tax rate was calculated using an estimate of our expected annual pretax income for 2004. The effective tax rate for 2004 differed from the statutory federal income tax rate primarily due to additional valuation allowance provided.

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

     On November 29, 2001, we completed our merger with NZ. The merger with NZ was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of our common stock immediately after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to November 29, 2001 included in this report reflects Pre-Merger Lipid results. As a result of the merger, certain real estate assets were acquired, and thus our business was organized into two segments: Biotechnology and Real Estate. On March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment, and as of September 30, 2004, we have substantially completed the disposition of these real estate assets.

     In the course of our research and development activities, we have incurred significant operating losses. We expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our HDL Therapy and Viral Immunotherapy platforms.

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

     On September 23, 2004, the Company’s Board of Directors appointed Sandra Gardiner, the Company’s Chief Accounting Officer, as the Company’s Chief Financial Officer.

     On September 23, 2004, we announced the initiation of a non-human primate study that is being conducted at the Wake Forest University Baptist Medical Center under the direction of Dr. Lawrence L. Rudel. This pre-clinical animal study is designed to demonstrate the safety and efficacy of the Company’s HDL Therapy system in a relevant human-like model. The successful conclusion of this innovative study will provide a potentially new therapeutic approach in the treatment of cardiovascular diseases, such as heart attacks and strokes, in the high-risk patient. The study subjects are African green monkeys that are a widely-accepted model for human atherosclerosis. These study subjects are surveyed with intravascular ultrasound (IVUS) to determine the presence and composition of arterial plaque. The endpoint of this study will be the measurement of arterial plaque regression as determined by comparing plaque volume by IVUS at the beginning and at the end of the treatment cycle. Analysis of this data will occur under the direction of Dr. Steven E. Nissen at the Cleveland Clinic Foundation. This animal study is scheduled to be completed in the second quarter of 2005.

     As of September 30, 2004, we had cash, cash equivalents and short-term investments equal to approximately $18,979,000. We anticipate that these assets will provide sufficient working capital for our operations at least through the early part of 2006. Our Board of Directors continues to consider various strategic initiatives, including evaluating recent third-party inquiries, public or private equity or debt financings, the formation of strategic development or licensing partnerships, and strategic business combinations to determine the best way for the Company to capitalize on the major market opportunities represented by our HDL Therapy and Viral Immunotherapy platforms.

Results of Continuing Operations – Three Months Ended September 30, 2004 and 2003

     Revenue. We have had no revenues from continuing operations since Inception (May 21, 1999). Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (HDL Therapy) and viral infections (Viral Immunotherapy).

     Research and Development Expenses. Research and development expenses include applied and scientific research, regulatory, and business development expenses. Research and development expenses increased approximately $677,000, or 43%, to $2,262,000 in the three months ended September 30, 2004 from $1,585,000 for the same period in 2003. The increase was due primarily to an increase in outside research expenses related to our non-human primate study that commenced in the third quarter of 2004 at the Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina. This increase was partially offset by reduced external development services related to the Development Agreement with SRI and the absence of consulting fees related to the Karuba agreement which was terminated in August 2003.

     While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of platforms with a view to maximize the benefit of our investment. Accordingly, we have not separately tracked, and do not intend to separately track the costs for each of our research projects on a platform-by-platform basis. For the three months ended September 30, 2004, however, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

     Selling, General and Administrative Expenses. General and administrative expenses increased approximately $172,000, or 23%, to $927,000 in the three months ended September 30, 2004 from $755,000 for the same period in 2003. The increase was due primarily to a non-cash charge related to issuance of options to purchase our common stock to consultants of $123,000 in the three-month period ended September 30, 2004. No stock compensation expenses were incurred during the three month period ended September, 2003.

     Interest and Other Income. Interest and other income for the three months ended September 30, 2004 decreased approximately $132,000, or 65%, to $71,000 from $203,000 for the same period in 2003. The decrease was due primarily to the absence of interest income generated from two notes receivable, which paid off in May 2004 (see Note 10 of the Condensed Consolidated Financial Statements). This decrease was partially offset by higher average cash and short-term investment balances coupled with higher investment yields during the three months ended September 30, 2004.

Results of Continuing Operations – Nine Months Ended September 30, 2004 and 2003

     Revenue. We have had no revenues from continuing operations since Inception (May 21, 1999). Future revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (HDL Therapy) and viral infections (Viral Immunotherapy).

     Research and Development Expenses. Research and development expenses include applied and scientific research, regulatory, and business development expenses. Research and development expenses increased approximately $1,139,000, or 20%, to $6,744,000 for the nine month period ended September 30, 2004 from $5,605,000 for the same period in 2003. The increase was due primarily to a $1,220,000 increase in stock compensation expense, $855,000 of which was due to the expiration date extension of our Scientific Advisory Board members’ option agreements, and increases in outside research expenses related to our non-human primate study that commenced in the third quarter of 2004 at the Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina. For the nine-month periods ended September 30, 2004 and September 30, 2003, we charged approximately $1,290,000 and $70,000, respectively, in stock compensation expense to research and development. These increases were partially offset by the absence of restructuring charges recorded in the three months ended March 31, 2003, reduced external development services related to the Development Agreement with SRI and the absence of consulting fees related to the Karuba agreement which was terminated in August 2003. Research and development expenses accounted for approximately 70% of total operating expenses for the nine months ended September 30, 2004 and 63% for the same period in 2003.

     On March 31, 2004 we received a Small Business Technology Transfer (“STTR”) grant awarded by the National Institutes of Health (“NIH”) for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome (“SARS”). The STTR grant is for a term of one year, beginning April 1, 2004. We expect to receive $100,000 in payments under the terms of this agreement. The overall goal of this STTR grant is for us to use our proprietary delipidation technology to provide proof of principle of viral particle modification to prepare a preventive vaccine against the SARS Coronavirus, a lipid-enveloped virus. No significant costs related to the grant were incurred during the nine month period ended September 30, 2004, and consequently, no payments have been requested or received from the NIH.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $387,000, or 12%, to $2,848,000 for the nine month period ended September 30, 2004 from $3,235,000 for the same period in 2003. The decrease was due primarily to the absence of restructuring charges recorded in the three months ended March 31, 2003, the absence of advisory fees related to the merger between NZ and Pre-Merger Lipid (see Note 8 of the Condensed Consolidated Financial Statements), and a reduction in employee related expenses. These decreases were partially offset by an increase in legal and administrative fees associated with the issuance of common stock related to the merger with NZ, and an increase in stock compensation expense, a non-cash charge related to the issuance of options to purchase our common stock to consultants. For the nine-month period ended September 30, 2004, we charged approximately $395,000 in stock compensation expense to selling, general and administrative expense. No stock compensation expenses were incurred during the nine month period ended September 30, 2003. General and administrative expenses accounted for approximately 30% of total operating expenses for the nine months ended September 30, 2004 and 37% for the same period in 2003.

     Interest and Other Income. Interest and other income for the nine month period ended September 30, 2004 decreased approximately $503,000, or 64%, to $283,000 from $786,000 for the same period in 2003. The decrease was due primarily to the absence of a gain recognized from the payoff of a note receivable in the three months ended June 30, 2003, coupled with a discount recognized on the early payoff of two notes receivable in the three months ended June 30, 2004. All three of these notes receivable were reclassified from discontinued operations to assets held for use during the three months ended March 31, 2003 (see Note 10 of the Condensed Consolidated Financial Statements). These decreases were partially offset by higher average cash and short-term investment balances coupled with higher investment yields during the nine months ended September 30, 2004.

Results of Discontinued Operations – Three and Nine Months Ended September 30, 2004

     During the three months ended September 30, 2004, we disposed of certain mineral rights in New Mexico at a sales price of approximately $100,000. We also entered into an agreement to exchange our remaining mineral rights for royalty credits.

     During the nine months ended September 30, 2004, we disposed of our last residential lot in New Mexico, all of our residential lots in San Diego County, California, and certain mineral rights in New Mexico for an aggregate sales price of approximately $5,800,000. From these transactions, we received cash of approximately $5,700,000, net of commissions, title fees, closing costs and pro-rations of property taxes. Additionally, we collected approximately $1,300,000 in principal payments from our last remaining commercial real estate loan.

     As of September 30, 2004, the remaining assets in the disposal group were one other note receivable and mineral rights in New Mexico. On October 7, 2004, the remaining note receivable was prepaid in its entirety. The Company received proceeds of approximately $170,000 as a result of this payoff. On October 19, 2004, the Unites States Department of the Interior, Minerals Management Service, issued the Company royalty credits in the amount of $1,355,220 in exchange for our remaining mineral rights in New Mexico. Royalty credits are used by the United States Department of the Interior for payment of royalties due under oil and gas leases located on the outer continental shelf. We intend to market these royalty credits for sale, however, we cannot be certain we will be able to sell the credits at their full estimated value. Based on a valuation performed at the time of the merger with NZ, zero value was recorded for these mineral rights and therefore they have no current carrying value.

Liquidity and Capital Resources

     Pre-Merger Lipid financed its operations principally through two private placements of equity securities, which yielded net proceeds of approximately $16,900,000, and the sale of common stock to one of its founders. The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs, through September 30, 2004.

     The net cash used in operating activities was approximately $1,608,000 for the nine months ended September 30, 2004, resulting primarily from operating losses incurred as adjusted for non-cash stock compensation charges, offset by the early payoff of two notes receivable. The net cash used in operating activities was $7,793,000 for the nine months ended September 30, 2003, resulting primarily from operating losses incurred as adjusted for non-cash stock compensation charges, and payment of accrued restructuring liabilities, partially offset by the early payoff of a note receivable. The net cash used in operating activities was $36,699,000 for the period from Inception (May 21, 1999) to September 30, 2004, resulting primarily from operating losses incurred and the early payoff of three notes receivable, as adjusted for non-cash stock compensation charges and issuance of warrants to consultants. The net cash used in investing activities was approximately $5,396,000, $5,732,000, and $15,734,000 for the nine month periods ended September 30, 2004 and September 30, 2003, and for the period from Inception (May 21, 1999) to September 30, 2004, respectively, primarily attributable to the purchase, maturity and sale of short-term investments, and the purchase of capital equipment. Net cash provided by financing activities for the nine months ended September 30, 2004 was approximately $304,000, primarily attributable to the proceeds collected from the exercise of options and warrants of our common stock. Net cash provided by financing activities for the period from Inception (May 21, 1999) to September 30, 2004 was approximately $24,109,000, primarily attributable to the acquisition of NZ Corporation and the sale of equity securities in private placement transactions. No cash was provided by, or used in, financing activities for the nine months ended September 30, 2003. Net cash provided by discontinued operations of approximately $6,392,000, $1,915,000, and $32,921,000 for the nine months ended September 30, 2004 and September 30, 2003, and the period from Inception (May 21, 1999) to September 30, 2004, respectively, was primarily due to the sale of real estate assets and collection of principal payments on commercial real estate loans and other notes receivable.

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

     In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services (defined in the Development Agreement as “Phase I” and “Phase “II”). Phase I was completed on March 28, 2001 for total fees of $1,517,000. Phase II was initiated upon the completion of Phase I for fees not to exceed $9,500,000. In connection with the Development Agreement, we issued SRI a warrant to purchase 779,510 shares of our common stock at an exercise price of $3.21 per share. The warrant vested with respect to 233,853 shares upon completion of Phase I. The remaining 545,657 shares would vest upon completion of two, Phase II development milestones. If either development milestone is discontinued at the option of the Company, all 545,657 remaining warrant shares would vest at the completion of the remaining milestone. Neither milestone related to Phase II has been completed. On April 14, 2004, SRI exercised 40,000 of their 233,853 warrant shares in exchange for 40,000 shares of our common stock. Consistent with our restructuring initiatives, we have refocused our development efforts internally, resulting in a significant reduction in spending related to the Development Agreement.

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

     In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected certain stock purchase rights received in connection with the merger. Each perfected right entitled the holder to receive one additional share of the Company’s common stock. NZ stockholders had until April 30, 2002 to become the registered owner of the Company’s common stock and were required to continue to hold their shares in direct registered form through November 29, 2003 to perfect each right and receive an additional share of the Company’s common stock. Transfer of shares of the Company’s common stock before November 29, 2003 would disqualify the right attached to the transferred shares. We have issued a total of approximately 3.1 million shares of the Company’s common stock in the three months ended December 2003 and 356,408 shares in the nine months ended September 30, 2004 to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company’s common stock. We may issue additional shares of our common stock in the future with respect to these rights not yet presented for determination, but we do not expect the number of shares to be material in number.

     Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms. Our principal sources of funds are expected to be cash on hand. We have undertaken a number of programs to efficiently manage our cash and working capital. As of September 30, 2004, we had cash and cash equivalents and short-term investments equal to approximately $18,979,000. Based on our belief that the implementation of our January 2003 strategic plan has proven effective, we anticipate that these assets will provide sufficient working capital for our operations at least through the early part of 2006. We expect additional capital will be required in the future. Our Board of Directors continues to consider various strategic initiatives, including any third-party inquiries, public or private equity or debt financings, the formation of strategic development or licensing partnerships, and strategic business combinations. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

     Future estimated contractual obligations discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for fiscal year 2003, have not materially changed.

Critical Accounting Policies

     In December 2001, the Securities and Exchange Commission (“SEC”), required that all registrants disclose and describe their “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that our following accounting policies fit this definition:

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

     For the nine months ended September 30, 2004, we incurred a net loss of approximately $9,428,000 and since Inception through September 30, 2004, we have accumulated a deficit of approximately $51,919,000. We expect to continue to incur losses for the foreseeable future as we continue funding for clinical testing and other activities related to seeking approval for the commercial application of our HDL Therapy and Viral Immunotherapy platforms. Conducting clinical trials necessary to apply for regulatory approval for the commercial application of our HDL Therapy and Viral Immunotherapy platforms will take a number of years and will require significant amounts of capital.

     As of September 30, 2004, we had cash, cash equivalents and short-term investments equal to approximately $18,979,000. We anticipate that these assets will provide sufficient working capital for our operations at least through the early part of 2006. In the near future, we will require additional capital in amounts that cannot be quantified, but are expected to be significant. We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants, or through public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. If we are unable to obtain financing on acceptable terms, our ability to continue our business as planned will be significantly impaired.

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

     In connection with the merger of Pre-Merger Lipid with and into NZ, we have issued approximately 3.1 million shares of the Company’s common stock in the three months ended December 31, 2003 and 356,408 shares in the nine months ended September 30, 2004 to qualifying stockholders of NZ who perfected their rights pursuant to the merger agreement related thereto. This common stock issuance diluted ownership of stockholders not holding rights by approximately 14%, based on 21,141,455 shares outstanding as of November 29, 2003. It is possible that additional shares of common stock will be issued pursuant to this rights determination. We do not expect the number of such additional shares, if any, to be material, and therefore we do not expect any potential future issuance pursuant to the merger rights will have a material dilutive effect. In addition, as of September 30, 2004, 6,221,279 stock options and 1,036,314 warrants to purchase our common stock were outstanding, which if exercised, would result in the issuance of our common stock. Moreover, in the near future, we anticipate the need for additional capital to fund our operations. Such capital could be obtained by selling additional common stock or other equity instruments. Any future issuance of our common stock will have the effect of diluting ownership of existing stockholders.

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

     As of September 30, 2004, the amortized cost of our investment portfolio, which equaled approximately $14,382,000, exceeded the market value of the investments contained in the portfolio by approximately $12,000. We do not view this unrealized loss as being of a material amount and we have both the ability and intent to hold the securities contained in the investment portfolio until their respective maturity dates. Additionally, all securities contained in the investment portfolio have maturity dates of less than one year. Therefore, we have concluded that this unrealized loss is not considered other than temporary, as defined by the Emerging Issues Task Force (EITF) Issue 03-1-1, and we have not booked any impairment charges related to this unrealized loss.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Our President and Chief Executive Officer and our Chief Financial Officer have performed an evaluation, required pursuant to Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any significant changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

  (a) Exhibits - See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	Lipid Sciences, Inc.

	By:	/s/ Sandra Gardiner
Sandra Gardiner
Chief Financial Officer*

*Signing on behalf of the Registrant as a duly authorized officer and as the Principal Financial Officer of the Registrant

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2002 and incorporated herein by reference) (File No. 000-00497).

3.2	Bylaws (Previously filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q on August 13, 2002 and incorporated herein by reference) (File No. 000-00497).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a), or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a), or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).