Form 10-K
period 2004-12-31
LIPID SCIENCES INC/
filed 2005-03-15
CIK 71478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Common stock, $0.001 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the company's common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $68,424,320.58 as of June 30, 2004 (based on the last trading price on June 30, 2004, as reported on the Nasdaq National Market).

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at February 28, 2005
Common Stock $0.001 par value	24,912,263

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement relating to the registrant's 2005 Annual Meeting of Stockholders, to be held on June 9, 2005, are incorporated by reference into Part III of this Form 10-K where indicated.

LIPID SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2004

Table of Contents

EXPLANATORY NOTE

        In this annual report, unless the context otherwise requires, Lipid Sciences, Inc., a Delaware corporation, is referred to as "we," "the Company" or "Lipid." On November 29, 2001, after the completion of our merger with Lipid Sciences, Inc., a Delaware corporation, we changed our name from NZ Corporation to Lipid Sciences, Inc. On June 26, 2002, the merged corporation changed its state of incorporation from Arizona to Delaware. In this annual report, we refer to our former name, NZ Corporation, as "NZ," and we refer to the merged corporation, Lipid Sciences, Inc., as "Pre-Merger Lipid." Because the merger was treated as a reverse acquisition, Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to 2001 included in this report reflects only Pre-Merger Lipid's information. Consequently, we sometimes also refer to Pre-Merger Lipid as "we" or "the Company." In addition, all share numbers, purchase prices per share, and exercise prices relating to Pre-Merger Lipid securities are shown on a post-merger basis after adjusting such numbers and prices to reflect the exchange ratio in the merger, with the exception of share amounts included in the Statement of Stockholders' Equity for the period ended December 31, 2000 to November 29, 2001, the date of the merger, and certain common stock, share, and per share amounts as of December 31, 2000, specifically referenced in Note 9 of the Consolidated Financial Statements.

i

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K, including the documents incorporated by reference in this annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

        Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections, plans, objectives, goals, strategies or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements. These risks and uncertainties include, but are not necessarily limited to:

  •
  our inability to obtain adequate funds;

  •
  our technology not proving to be safe or effective;

  •
  our inability to obtain regulatory approval of our technology, which is only in the clinical development stage;

  •
  delay or failure to complete clinical studies;

  •
  our dependence on our license agreement with Aruba International;

  •
  our reliance on collaborations with strategic partners and consultants;

  •
  competition in our industry, including the development of new products by others that may provide alternative or better therapies;

  •
  failure to secure and enforce intellectual property rights;

  •
  risks associated with use of biological and hazardous materials; and

  •
  our dependence on key personnel.

        Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in "Item 1. Business—Factors That May Affect Future Results and Financial Condition" and elsewhere in this annual report.

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are a development-stage biotechnology company engaged in research and development of products and processes intended to treat major medical indications such as cardiovascular disease and viral infections in which lipids, or fat components, play a key role. Lipids are a part of every human living cell and are commonly bound to proteins which are transported throughout the body. Our technologies are based on a patented process that selectively and rapidly removes lipids, such as cholesterol, from targeted lipoproteins or viruses circulating in blood plasma without disrupting the non-targeted plasma proteins function. Our process of lipid removal, known as delipidation, potentially improves the disease condition by enhancing the body's natural ability to heal itself. We believe that our unique delipidation process has the potential for a far-reaching impact on human health.

        We are focused on applications of delipidation in two main areas: cardiovascular disease, using our HDL Therapy platform, and viral infections, using our Viral Immunotherapy platform. HDL Therapy is focused on developing treatments for the reversal of atherosclerosis, which is the leading cause of heart attacks, stroke and peripheral vascular disease. Our Viral Immunotherapy platform is focused on treatments for people suffering from conditions caused by lipid-enveloped viruses such as HIV, Hepatitis B and C, the Severe Acute Respiratory Syndrome ("SARS") coronavirus, West Nile and influenza. Additionally, we are conducting investigational research into other applications of the technology and have moved to secure additional intellectual property rights in these areas.

        On November 29, 2001, we completed our merger with Pre-Merger Lipid. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the stockholders of Pre-Merger Lipid became stockholders of the Company. In connection with the merger, Pre-Merger Lipid stockholders received 1.55902 shares of the Company's common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. As part of the merger, we announced our intent to conduct an orderly disposition of substantially all of the real estate and other assets held by the Company before the merger to fund the ongoing operations of Lipid Sciences' biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. In 2004, we completed the disposal of substantially all of the real estate assets acquired in the merger. The remaining real estate asset, classified as assets held for sale as of December 31, 2004, was sold in February 2005 for $1,167,000. Therefore, as of the date of this filing, the Company has no remaining real estate assets.

        Our primary activities since incorporation have been conducting research and development (including pre-clinical studies); performing business, strategic and financial planning; and raising capital, including, from the date of the merger, disposing of Company real estate assets. Accordingly, the Company is considered to be in the development stage.

Cardiovascular Disease

        Cardiovascular disease is a major cause of death in the industrialized countries of the world. Atherosclerosis, the primary cause of heart disease and stroke, is a disease of the arteries. Atherosclerosis refers to the slow and continuous build-up of cholesterol-laden plaque on arterial walls. Over decades, this build-up may result in the blockage of blood flow through arteries, particularly those which deliver blood to the heart and the brain. If left untreated, these plaques can have debilitating or even fatal effects.

        Researchers believe that high cholesterol, especially cholesterol with high concentrations of low-density lipoprotein ("LDL"), plays a key role in the occurrence and development of atherosclerosis.

Low-density lipoproteins are often called "bad cholesterol" because these particles carry cholesterol in the blood and deposit it in body tissue and in blood vessel walls. High-density lipoproteins ("HDL"), or "good cholesterol", remove excess cholesterol from tissues and vessel walls and carry it to the liver where it is eliminated from the body through the process of reverse cholesterol transport. A high LDL-to-HDL cholesterol ratio leads to the build-up of lipid-rich plaques in the arterial walls. These plaques are highly vulnerable to rupture and blood clot formation. Serious adverse cardiac events, such as angina pectoris (chest pain) and myocardial infarction (heart attack), can occur if a blood clot forms from the rupture of a so-called "vulnerable plaque", reducing or preventing blood flow to the heart muscle. Conversely, regression or stabilization of such plaques could reduce the risk of such acute coronary events. Proper diet, exercise, and drug therapy may help lower the amount of cholesterol in the blood and therefore may reduce the progression of this disease. However, we believe that atherosclerosis is rarely improved with current treatments as these treatments do not reverse the disease.

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

        Current Treatments for Cardiovascular Disease.    The initial physician recommendation for a patient with cardiovascular disease is frequently a change in lifestyle involving exercise combined with a low-fat, low-cholesterol diet and smoking cessation. If a patient's condition does not improve, then the physician moves to the next level of treatment to achieve acceptable levels of cholesterol in the blood, typically drug therapy with one of the class of drugs generally known as statins.

        Following the initial diet and exercise regimen, treatments are either short-term solutions, termed "acute" by physicians, or long-term solutions, termed "chronic." Acute treatments are reserved for more life-threatening cardiovascular conditions, such as ischemia, a condition where there is a shortage of oxygen-rich blood available to the heart, or portions of the heart. In contrast, chronic treatments are used to prevent cardiovascular disease from growing worse. Acute treatments usually involve costly interventional surgical procedures, while chronic treatments utilize drugs, usually in tablet or pill form, that are required to be taken over a long period of time.

        Acute Treatments.    Acute treatments are required when blood flow to the heart muscle is severely restricted and the patient is at immediate risk for further complications. Common invasive procedures used to restore blood flow are coronary artery bypass graft surgery and angioplasty with stents. In bypass surgery, the cardiologist redirects blood flow around the blocked arteries by grafting a healthy vessel removed from another location in the patient. In angioplasty, a thin flexible tube with an inflatable balloon at its end is positioned in the artery at the point of blockage. During the procedure, the balloon is inflated to push aside the plaque that causes the blockage, resulting in a reopening of the artery to allow greater blood flow. Frequently, a cardiologist reinforces the newly opened artery with a wire-mesh cylinder called a stent.

        The primary benefit of acute treatments is the immediate restoration of oxygen-rich blood flow to the heart. However, the major drawbacks of acute treatments are:

  •
  Restenosis, or reclosing of the artery, even after stenting, often occurs in patients who have had these invasive surgical procedures. This may require an additional invasive procedure within six months.

  •
  Acute treatments are invasive surgical procedures, which may require significant recovery time.

  •
  Invasive procedures by their nature involve not only a high financial cost, but also the risk of complications, including death. For instance, these invasive procedures involve opening up the chest cavity to expose the heart, as in coronary artery bypass surgery, or snaking a wire through the femoral artery to the heart, as in balloon angioplasty and stenting.

  •
  Many patients may not be eligible for these invasive procedures due to their anatomy, physical condition, age, or past medical history.

  •
  Even though atherosclerosis affects the entire cardiovascular system, acute procedures are localized and treat only one segment of a diseased artery at a time. Therefore, many diseased arteries are left untreated by these invasive surgical procedures, leaving the patient at risk for future adverse events.

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

  Our Approach to Treating Lipid-Based Cardiovascular Diseases

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

        We believe that our HDL Therapy platform could one day result in a dramatic reduction in cardiovascular, coronary or cerebrovascular events such as heart attacks and strokes. This platform uses delipidation technology to selectively remove lipids from lipoproteins such as HDL in the bloodstream. The delipidated HDL particles are then returned to the patient. These delipidated HDL particles pick up excess lipid from the artery walls more efficiently than undelipidated HDL and transport the lipid to the liver. The lipids are then processed and excreted naturally from the body. The process of removal of excess cholesterol from the arterial wall by HDL has been referred to in scientific terms as Reverse Cholesterol Transport. If successful, our HDL Therapy may be able to reverse the deposition of arterial plaque that occurs in the course of a human's life.

        Our HDL Therapy is designed to increase or enhance the performance of HDL, or "good cholesterol", through the stimulation of a patient's natural Reverse Cholesterol Transport system. This therapy is intended to increase cholesterol removal from vulnerable arterial plaques and stimulate the regression of atherosclerosis. The enhanced cholesterol transport capacity causes the removal of lipids from the arteries and contributes to the regression of vulnerable plaques, therefore, "supercharging"

the body's own mechanism for lipid management. We anticipate that HDL Therapy will complement treatment with lipid-lowering drugs such as statins. After acute intervention by HDL Therapy and subsequent plaque regression, long-term statin therapy would then ensure continued control of disease progression, thereby reducing the risk of future cardiovascular events.

        Our HDL Therapy delivery system, which we expect to be based on a proprietary set of high-margin disposables, is expected to encompass the following sequence of steps:

  •
  removing a portion of a patient's whole blood;

  •
  separating the plasma from the blood cells;

  •
  returning the blood cells to the patient;

  •
  delipidating HDL in the plasma; and

  •
  returning the treated plasma to the patient.

        In Vitro and Animal Experiments.    In vitro experiments conducted both internally and by outside laboratories have confirmed our ability to selectively delipidate HDL in plasma. Further experiments have confirmed the ability of the delipidated HDL particle created by our process to "efflux" (remove) cholesterol via specific metabolic pathways known to be critical to reverse cholesterol transport. The delipidated HDL particle has been shown to be more efficient at cholesterol removal than undelipidated HDL.

        On September 23, 2004, we announced the initiation of a non-human primate study conducted at the Wake Forest University Baptist Medical Center under the direction of Dr. Lawrence L. Rudel. This pre-clinical animal study is designed to demonstrate the safety and effectiveness of the Company's HDL Therapy in a relevant human-like model. The data acquisition phase of Lipid Sciences' pre-clinical non-human study has now been completed. The study subjects, African green monkeys, a widely-accepted model for human atherosclerosis, were first surveyed with intravascular ultrasound ("IVUS") to determine the presence and composition of atherosclerotic plaque. They then received a sequence of 12 weekly infusions of plasma that had been delipidated by Lipid Sciences' proprietary process and device. The infusions appear to have been well tolerated by the study subjects. The effectiveness endpoint of this study will be the measurement of arterial plaque regression as determined by comparing plaque volume by IVUS at the beginning and end of the treatment cycle. This complex body of IVUS data acquired in the study, consisting of several hundred thousand cross-sectional images, is now being organized, collated, and edited in preparation for analysis by Dr. Steven E. Nissen, M.D., FACC, Vice-Chairman of Cardiology at the Cleveland Clinic Foundation and his colleagues. We anticipate that the analysis of the study data will be completed by mid year. We believe that a successful conclusion of this innovative study would potentially lead to a new therapeutic approach in the treatment of cardiovascular diseases, such as heart attacks and strokes, in high-risk patients.

        In January 2005, the Company forwarded a comprehensive information package to the Center for Devices and Radiological Health ("CDRH") of the Food and Drug Administration ("FDA") for their review in advance of a pre-IDE ("Investigational Device Exemption") meeting which is now scheduled for the end of March 2005. This meeting will begin the discussion of the steps necessary to proceed with the submission of an IDE—the approval of which is necessary in order for us to initiate a human clinical trial.

Viral Infections

        Viruses can be divided into two major classes: lipid-enveloped viruses, which possess a lipid coat, and non-enveloped viruses, which do not. The lipid coat surrounds the protein structure and genetic material of the virus and protects the virus from recognition by the immune system. The lipid coat also helps the virus infect the host cell by merging the virus coat with the host cell surface. Some well-known lipid-enveloped viruses include HIV, Hepatitis B and C, the SARS coronavirus, West Nile and influenza.

        HIV infection is a high-profile, worldwide problem resulting in the devastation of populations in many countries. Currently, 850,000 to 900,000 people in the United States, and approximately 40 million people worldwide, are infected with HIV. About 40,000 people in the United States, and approximately 5 million people worldwide, become infected by HIV each year. Three million people die of HIV/AIDS associated illnesses every year worldwide. HIV begins its infection of a susceptible host cell, called a lymphocyte, by binding to a receptor on the host cell surface. Lymphocytes are a critical part of the body's immune system. Following fusion of the virus with the host cell, HIV infects the cell. The genetic material of the virus, RNA, is released into the host cell and converted into DNA. This viral DNA integrates into the genetic material of the cell and replicates using the host cell's replication system. The virus can persist in a latent state or emerge through the host cell membrane to infect other host cells.

        Other well-known lipid-enveloped viruses present health concerns domestically and internationally. There are an estimated 1.25 million people in the United States chronically infected with Hepatitis B and 3.9 million people infected with Hepatitis C in the United States. Chronic hepatitis infections can lead to serious liver disease, creating the need for a liver transplant, and if left untreated can lead to death. SARS has recently emerged as a new, threatening disease. While the initial outbreak of SARS in the winter of 2002 was relatively small, the mortality rate of the disease is significant at about 10% of those infected. West Nile virus has been spreading across the United States over the past five years, infecting large populations of various animal species and, in a limited number of cases, man, and is currently in the vast majority, if not all, of the 50 U.S. states.

        Current Treatments for Viral Infections.    There have been significant advances in the treatment of viral diseases such as HIV over the past 20 years. With respect to HIV, the most important treatment advances have been as the result of the introduction of anti-retroviral drugs. While these drugs have helped millions of patients by lowering the amount of virus circulating in their blood and by helping keep their immune systems functioning through preservation of CD4+ T cells, there is still a pressing need for new therapies. The primary target of HIV is the CD4+ T cells. Thus infection of these cells needs to be prevented. As a result of the use of Highly Active Anti-Retroviral Therapy ("HAART"), a combination of protease inhibitors and reverse transcriptase inhibitor drugs, death rates from AIDS have been significantly reduced in countries where such therapies are available. These therapies however are expensive and have been shown to have significant toxicity and debilitating side effects for many of the patients who take them. Despite improving both quality and duration of life for HIV-infected individuals, HAART therapy has been unable to completely eradicate the virus in the blood and organs of infected individuals. Side effects of these therapies, which include drug toxicity, lipodystrophy, neurological symptoms, and depression, can be significant. Such side effects lead to the rejection of these therapies by a significant number of patients. After cessation of drug therapy, or if a patient does not adhere strictly to the schedule of drug therapy, viral loads may rebound or even exceed pretreatment levels. HIV may also mutate in the presence of the antiviral compounds that are designed to interfere with viral replication. Viral mutation can lead to the development of drug resistance, rendering the drugs ineffective. Drug resistance is a major concern of physicians because a large number of patients are infected by a strain of HIV that is already resistant to at least one drug in their drug therapy regimen. As the HIV virus continues to mutate, the number of patients with drug-resistant viral strains is expected to grow significantly. Because of these limitations, extensive research has gone into creating new and more powerful therapies to treat this disease.

        Existing drug therapies for Hepatitis C have proven to be effective in only a portion of the patients treated. In addition, side effects of existing drug therapies, such as depression and hematologic abnormalities, can be significant and the therapeutic regimen is very expensive. As with HIV, drug resistance is a serious problem, as are cost and other aspects of existing therapies for Hepatitis C, making them largely impractical. Current treatments for Hepatitis B can be very expensive, have unpleasant side effects and can lead to drug resistance. At their best, these treatments can stop viral growth in less than half of chronically infected patients. At the present time there are no specific treatments for either SARS or West Nile disease.

  Our Approach to Treating Lipid-Enveloped Viruses

        Viral Immunotherapy.    Our Viral Immunotherapy platform is focused on the removal of lipid coatings from viruses and other lipid-containing infectious agents by application of our delipidation technology. It is commonly understood that lipid-enveloped agents will not be able to infect a host cell if their lipid membranes are removed. We believe that removing the virus' protective lipid coating will affect the virus' ability to infect host cells.

        Our primary strategy is to pursue therapeutic applications of the Viral Immunotherapy technology in patients already infected with lipid-enveloped viruses. We are also developing our Viral Immunotherapy technology to establish a new approach for the preparation of vaccines against lipid-enveloped pathogens. The first indication we are pursuing with our Viral Immunotherapy process is the development of an autologous therapeutic treatment for use against HIV.

        Our Viral Immunotherapy platform aims to treat viral diseases, such as HIV, by modifying the infectious virus to expose viral proteins that are often hidden from a patient's immune system by the virus' lipid coat. The exposure of these proteins to a patient's immune system can allow the immune system to recognize the foreign viral proteins and therefore mount an enhanced immune response on a cellular level, as well as develop antibodies to the exposed proteins (epitopes). These antibodies would then attack the virus in the blood stream and reduce the viral load of the victim of the disease. The reduced viral load and the removal of the lipid coat from the virus making it non-infectious, could greatly reduce the stress on the immune system of the infected patient, and, in the best case, potentially improve or remedy the disease state. Because the Viral Immunotherapy process makes the viral proteins more visible to the body's host-defense and antigen-presenting systems, Viral Immunotherapy may provide a basis for treating patients infected by a wide variety of lipid-enveloped viruses, including the SARS coronavirus, West Nile virus and others.

        We believe that our Viral Immunotherapy process is unique in that it treats the actual viral population of the individual at the time of treatment, and presents the resulting exposed antigens of that unique viral mix to the immune system, resulting in an autologous therapeutic effect. We believe that this novel approach may overcome some of the limitations of other therapeutic approaches to infection with HIV, Hepatitis B and C, the SARS coronavirus and West Nile virus, where viral mutations lead to drug or vaccine resistance or result in lack of protection against infection by another strain of the virus. In addition, in the case of the SARS virus, no preventative or effective therapeutic drugs are yet available.

        We believe that our Viral Immunotherapy process may also prove very useful in treating patients who cannot tolerate other therapies and patients who are resistant to current therapies, such as HAART therapy for HIV. We also believe that Viral Immunotherapy may have potential applications in managing viral loads during periods of cessation of therapy, such as HAART, and in reducing side effects and toxicity issues associated with long term, chronic use of these potent drugs. In the developing world, our Viral Immunotherapy process may be particularly attractive because it may be administered on an intermittent basis rather than on a daily basis, and delivered at a potentially lower cost than existing therapies, and without the issues of drug resistance and other drug-related side effects.

        In Vitro and Animal Experiments.    Various delipidated viruses have been shown in animal studies to provide cellular and/or antibody responses and even protection upon viral exposure. For example, delipidated duck Hepatitis B virus has been successfully used to vaccinate and protect young ducklings.

        Our Viral Immunotherapy process has been shown to successfully delipidate the HIV particle and has the potential to be a therapeutic treatment for this disease. In vitro studies, including evaluation of viral particle morphology by electron microscopy, analysis of viral protein recovery and evaluation of post-delipidation viral infectivity, have been conducted at Johns Hopkins University. Recent studies in a mouse model at Emory University have been conducted to demonstrate both safety and immunogenicity. With the successful completion of the studies in a mouse model, we have initiated a series of non-human primate studies to further validate our unique delipidation technology by demonstrating safety and effectiveness in a human surrogate model. The goal of these studies is the development of an autologous therapeutic treatment for use against HIV infection.

        The statistics and industry data used in this document related to cardiovascular disease and viral infections are provided by various scientific and government sources, including the American Heart Association, the Center for Disease Control and Prevention and UNAIDS.

Competition

        The biotechnology and medical device industries are intensely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential. We compete with biotechnology, medical device and pharmaceutical companies that have been established longer than we have, have more experience in commercializing their technology, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also have competition in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies, and other private and public research organizations. The factors that affect the likelihood of commercial success for our potential products include: the development of alternative therapies that are more user-friendly for customers or physicians or are more effective and safer, the ability to develop cost-effective products, the ability to acquire, develop, maintain and enforce intellectual property rights and the availability of financial and technical resources. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will not benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

Intellectual Property Protection

        We consider the protection of our technology, whether owned or licensed by us, to be vital to our business. While we pursue patent protection for our technology wherever appropriate, we also rely on trade secrets, unpatented know-how, regulatory exclusivity, and continuing technological innovation to reinforce our competitive position. We own, or have exclusively licensed, issued patents in the United States., Australia, Europe, Japan and Canada. We also own, or have exclusively licensed, a number of pending Japanese, Canadian, European, PCT, U.S. utility, and U.S. provisional patent applications that cover our on-going improvements and innovations. In addition, we continually assess and re-evaluate our intellectual property strategy to focus on building the strongest portfolio possible to support our HDL Therapy and Viral Immunotherapy platforms. To protect our trade secrets, proprietary know-how and other confidential information, we require our employees, consultants, advisors, collaborators, members of our Scientific and Viral Advisory Boards, and others, as may be appropriate, to enter into confidentiality agreements that prohibit disclosure to any third party, reaffirm our ownership of the confidential information, and prohibit the use of any confidential information for purposes not authorized by us. We also require our employees to agree to disclose and assign us all methods, improvements, modifications, developments, discoveries, and inventions conceived during their employment with us that relate to our business.

Aruba Licensing Agreement

        In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd. ("Aruba"), an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors. As consideration for the license, we issued 4,677,060 shares of our common stock valued at $250,000 to Aruba. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the year ended December 31, 2000, we paid approximately $350,000 in cash and issued 66,817 shares of common stock valued at $150,000 related to this agreement. For the years ended December 31, 2004, 2003 and 2002, we have expensed approximately $500,000, $500,000 and $750,000, respectively, related to this agreement. Amounts for 2004, 2003 and 2002 were charged to research and development expense. In November 2004, all rights, title, interest, and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V. ("Aruba BV"), a Netherlands company controlled by Dr. Cham.

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

  •
  the product's intended use as derived from proposed labeling;

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

  •
  whether it is a virus, therapeutic serum, antitoxin, vaccine, blood, blood component, blood derivative, allergenic product, or analogous product or other very specific products, in which case it is regulated under the Public Health Service Act as a biologic and, if applicable, under the Federal Food, Drug, and Cosmetic Act, as a biological drug; and

  •
  the FDA's prior handling of similar products, which has, in a number of cases, treated products differently from what would appear to be required under a reading of applicable statutes.

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

        Drug products and biological drug products whose active ingredients have never been approved by the FDA—or which, although having the same ingredient, differ in a substantial way from an approved product—will usually require the applicant to file a full new drug application containing substantial evidence in the form of well-controlled clinical investigations that the drug product or biological drug product is safe and effective for its labeled indication(s). In contrast, a generic version of a previously approved drug product may be approved by the FDA under an "abbreviated" new drug application in which the showing of safety and effectiveness is satisfied by the applicant proving that its drug is bioequivalent to the drug product originally approved under a full new drug application that forms the basis for the abbreviated new drug application. To qualify for the abbreviated new drug application process, a generic drug, with some limited exceptions, must be identical to that of the drug covered under the full new drug application as to active ingredient, labeling, dosage strength, dosage form, and route of administration. The part of the FDA having primary jurisdiction over drugs is the Center for Drug Evaluation and Research, or Drugs Center, and over biological drugs is the Center for Biologics Evaluation and Research, or Biologics Center.

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

        Regulatory Status of Our Products.    Due to the early nature of our development efforts, the regulatory status of our potential products or which center of the FDA will have primary responsibility for review of our regulatory submissions is unknown at this time. Depending on the claims made and the FDA's ruling regarding the regulatory status of our products, they may be designated as devices, biologics or as combination products. However, we anticipate that regardless of regulatory designation, we will need to conduct pre-clinical and clinical studies to prove the safety and effectiveness of the plasma delipidation systems for the initial intended use for which we elect to seek approval from the FDA.

        With respect to pre-clinical studies, as our development work on the plasma delipidation systems is still at an early stage, we cannot predict the nature of the studies the FDA will require. For instance, the FDA may want us to confirm that the levels of any physical components, processing agents, or other inactive ingredients that might be used in the plasma delipidation systems are at acceptable levels when the delipidated fluid (plasma) is returned to the patient following processing, particularly if any of those components or ingredients have not been reviewed previously by the FDA for use in other regulated products. In addition, the initial clinical study we plan to conduct may generate additional information that will impact the types and extent of pre-clinical data the FDA may require the Company to collect. See "Clinical Studies—General" below.

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

        Once we have sufficient information to design our clinical development plans, we will seek the FDA's input on those plans and, more specifically, the agency's requirements for approval. However, the FDA may insist upon changes to a development plan previously agreed to by the FDA if new information shows that the plan may present safety or effectiveness concerns. The FDA also retains considerable leverage to require changes in study protocols from the sponsors of clinical investigations even after an FDA meeting and agreement has been reached.

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

        Clinical Studies—General.    Depending on the regulatory status of our products, it is likely we will need to conduct significant additional research before we can file applications for product approval. Typically, in the drug, device, and biologics industries there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a number of companies in the drug industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials and in interim analyses. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in the FDA policy during the process of clinical trials.

        In order to conduct clinical investigations on a new drug product, for example, whether of chemical or biological origin, that have not been previously approved in the United States or have not been approved for the labeled indication being sought by an applicant, the applicant or sponsor must first file an investigational new drug ("IND") application with the FDA. Such application must contain, among other things, detailed information on the proposed drug product, the contemplated protocol for conducting the clinical investigation, and any available safety and effectiveness information on the proposed drug product. In addition, an Institutional Review Board must approve the protocol to ensure that it provides adequate protection of the rights of the human subjects to be included in the clinical study. If the FDA does not object to the IND application, the study may begin after 30 days from the date the IND application was filed. The FDA may affirmatively approve the IND application prior to the expiration of the 30-day period, at which point the clinical study may begin.

        If human clinical trials of a device are required for a pre-market approval application and if the device presents a significant risk as defined in the FDA's regulations, the sponsor of the trial (usually the manufacturer or the distributor of the device) must submit an investigational device exemption ("IDE") filing prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing and the proposed protocol governing the clinical study. If the IDE application is approved by the FDA and an appropriate Institutional Review Board, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

        In January 2005, the Company forwarded a comprehensive information package to the Center for Devices and Radiological Health of the FDA for their review in advance of a pre-IDE meeting which is now scheduled for the end of March 2005.

        Submission of an IDE application or IND application does not give assurance that the FDA will not object to the IDE application or IND application. Furthermore, even if the IDE application or IND application becomes effective, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and effectiveness of the drug or device or warrant the continuation of clinical studies. In addition, the regulations governing INDs and IDEs are extensive and involve numerous other requirements including that, generally, an IDE application or IND application supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. Deviation from these regulatory requirements can lead to the FDA refusing to consider the study in support of a commercial marketing application.

        In some circumstances, sponsors of clinical trials are permitted to sell investigational drugs, biologics, or devices distributed in the course of the study, provided the revenue from such sales does not exceed recovery of the costs of manufacture, research, development and handling. If we elect to pursue this option, we will need to seek the FDA's approval if the clinical investigation is conducted under an investigational new drug or an investigational device exemption. The FDA routinely does not grant such approvals. Typically, a showing of special need is required.

Discontinued Operations

        As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans, were acquired. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate and real estate lending business to fund the ongoing operations of our biotechnology business. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. During 2004, we completed the disposal of substantially all of these real estate assets acquired in the merger. The remaining real estate asset, classified as assets held for sale as of December 31, 2004, was sold in

February 2005 for $1,167,000. Therefore, as of the date of this filing, the Company has no remaining real estate assets.

        During the twelve months ended December 31, 2003, we reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. These assets consisted of certain notes receivable secured by real estate, which we obtained as a result of providing seller-financing of a prior real estate sale. The results of operations of this component, previously reported in discontinued operations through December 31, 2002, have been reclassified and included in interest and other income for all periods presented. Additionally, all related income tax expenses/benefits have been reclassified accordingly. See Note 10 and 13 of our Consolidated Financial Statements for further discussion on our discontinued operations.

Employees

        As of December 31, 2004, we had fifteen full-time employees and one part-time employee. Eight employees were engaged directly in research and new product development, one in regulatory affairs and quality assurance and seven in administration and finance. All of our sixteen employees are located in California.

        We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. No employee is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

Available Information

        Our latest annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available, without charge, on our website, www.lipidsciences.com, as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not part of this report or any other report filed with the SEC.

Factors That May Affect Future Results and Financial Condition

If we are unable to obtain adequate funds, we may not be able to develop and market our potential products.

        As of December 31, 2004, we had cash, cash equivalents and short-term investments equal to $17,054,000. We believe that we have at our disposal sufficient capital to fund our operations, which includes our current development projects, at least through the early part of 2006. As of December 31, 2004, we have disposed of substantially all of our real estate and other assets held by the Company before the merger.

        For the twelve months ended December 31, 2004, we incurred a net loss of $10,576,000 and since Inception through December 31, 2004, we have accumulated a deficit of $53,067,000. We expect to continue to incur losses for the foreseeable future as we continue funding for clinical testing and other activities related to seeking approval to market our products. Conducting clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital.

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

        Our technology, and hence, our business, at present is limited to addressing two medical applications: cardiovascular disease, using our HDL Therapy platform, and viral infections, using our Viral Immunotherapy platform. HDL Therapy is aimed at developing treatments for the reversal of atherosclerosis, while the Viral Immunotherapy platform is focused on treatments for people suffering from conditions associated with lipid-enveloped viruses such as HIV, Hepatitis B and C, the SARS coronavirus, and West Nile. If our technology does not prove to be safe or effective, if we otherwise fail to receive regulatory approval for our potential product indications, or if we fail to successfully commercialize any product that may receive regulatory approval, our business prospects would be significantly harmed and we may even be forced to cease operations.

Our future clinical studies may be delayed or unsuccessful.

        Our future success depends in large part upon the results of clinical trials designed to assess the safety and effectiveness of our potential product indications. The ultimate results of clinical studies cannot be predicted with accuracy and can be impacted by many variables. We cannot be sure whether planned clinical trials will begin on time or will be completed on schedule or at all. Delay or failure to complete clinical studies may delay or prevent us from bringing products to market, which would materially harm our business. For example, any of our future clinical studies might be delayed in their initiation or performance, or even halted after initiation because:

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

  •
  patients do not enroll in the studies at the rate we expect; or

  •
  the discovery by the sponsor, during the course of the study, of deficiencies in the way the study is being conducted by the study investigators that raise questions as to whether the study is being conducted in conformity with the relevant regulatory authorities' regulations or Good Clinical Practice.

We depend on our license agreement with Aruba International B.V. that may, if terminated, significantly harm our business and may cause us to cease operations.

        We have entered into an agreement for an exclusive license to patents, know-how and other intellectual property relating to our foundation technology for removal of lipids from proteins and our continued operations at present are dependent upon such intellectual property. The licensor is Aruba International B.V., a company controlled by Dr. Bill E. Cham, a founding stockholder of Pre-Merger Lipid and one of our former Directors. Dr. Cham also controls KAI International, LLC, our largest stockholder. The technology licensed from Aruba B.V. currently represents an important part of the technology owned or licensed by us. Aruba B.V. may terminate the license agreement if we fail to perform and fail to remedy following written notice of default with respect to our material obligations under the agreement, including our obligations to make royalty payments, or if we cease, without intention to resume, all efforts to commercialize the subject matter of the licensed intellectual property. If our license with Aruba B.V. terminates, our business would be significantly harmed and may cause us to cease operations.

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

Our industry is intensely competitive.

        The biotechnology and medical device industries are intensely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential. We compete with biotechnology, medical device and pharmaceutical companies that have been established longer than we have, have more experience in commercializing their technology, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also have competition in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will not benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

If we fail to secure and then enforce patents and other intellectual property rights underlying our technologies, or if the use of our technology is determined to infringe on the intellectual property rights of others, our business could be harmed.

        Our future success will depend in part on our ability to obtain patent protection, enforce patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third parties with respect to their technology, both in the United States and in foreign countries. We currently have an exclusive license from Aruba International B.V. with respect to three issued U.S.

patents, three issued Australian counterpart patents, one issued Japanese counterpart patent, one issued European counterpart patent, and counterpart applications as well as independent pending patent applications. The issued U.S. patents will expire in January 2008, January 2016 and June 2017. There are additional pending applications assigned to us and we are constantly strengthening our IP portfolio in accordance with our technological advancements. Each of the patents and pending applications relates to different aspects of our technology platforms. However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

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

        If it were ultimately determined that our intellectual property rights are unenforceable, or that our use of our technology infringes on the intellectual property rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market products using our technology. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors' products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could significantly harm our business.

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

        In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Regardless of its outcome, securities litigation may result in substantial costs and divert management's attention and resources, which could harm our business and results of operations.

Existing stockholders may experience future dilution.

        As of December 31, 2004, 6,154,720 stock options and 895,412 warrants to purchase our common stock were outstanding, which if exercised, would result in the issuance of our common stock. Moreover, in the near future, we anticipate the need for additional capital to fund our operations. Such capital could be obtained by selling additional common stock or other equity instruments. Any future issuance of our common stock will have the effect of diluting ownership of existing stockholders.

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

  •
  our Certificate of Incorporation and the Bylaws provide that special meetings of the stockholders may be called only by the Chairman of the Board, the President, or the Board of Directors by a resolution approved by a majority of the total number of Directors we would have if there were no vacancies; and

  •
  under our Bylaws, notice regarding stockholder proposals and Director nominations must have been delivered not less than 45 days nor more than 75 days prior to the first anniversary of the date on which we first mailed our proxy materials for the preceding year's annual meeting.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

        While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under

Section 404 of the Sarbanes-Oxley Act of 2002, "Section 404". We are evaluating our internal controls systems in order to allow management to report on, and our independent registered public accountants to attest to, our internal controls, as required by Section 404 for our fiscal year ending December 31, 2006. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management's time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is currently only limited precedents available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

ITEM 2.    PROPERTIES

Facilities

        Our headquarters are located at 7068 Koll Center Parkway, Suite 401 in Pleasanton, California. The facility is approximately 12,000 square feet, which consists of approximately 9,000 square feet of office and warehouse space and 3,000 square feet of laboratory space. The master lease, entered into in September 2000 for approximately 9,000 square feet, was amended in September 2002 to allow for an additional 3,000 square feet. We have entered into a five-year lease with respect to the master lease, and a three-year lease with respect to the lease amendment. Both facility leases expire in September 2005. We are currently evaluating other facility lease opportunities, including possibly renewing the lease of our current facility.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                   MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Since November 29, 2001, our common stock has traded on the Nasdaq National Market System under the symbol "LIPD". Prior to November 29, 2001, our common stock was admitted to non-listed trading privileges on the American Stock Exchange under the symbol "NZ". The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq National Market. On February 28, 2005, there were approximately 724 registered holders of record of our common stock, including multiple beneficial holders and depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker. The closing price of our common stock on February 28, 2005, as reported by the Nasdaq National Market System, was $4.01.

The Market Price Range by Quarter:

	2004		2003
	High	Low	High	Low
First Quarter	$8.450	$3.230	$1.300	$0.810
Second Quarter	6.980	3.400	2.500	0.760
Third Quarter	5.750	3.320	3.180	1.310
Fourth Quarter	5.270	3.310	4.500	1.500

        We did not declare any dividends on our common stock in 2004 or in any of the two prior years. We anticipate that for the foreseeable future we will continue to retain our cash and any earnings for use in our business. The payment of cash dividends is at the discretion of the Board of Directors of the Company.

Equity Compensation Plan Information

        The following table provides aggregate information regarding outstanding options and warrants under all equity compensation plans of the Company through December 31, 2004:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Security Holders	5,289,460	(1)	$3.61	5,100,577
Equity Compensation Plans Not Approved by Security Holders:
Options	865,260	(2)	2.52	—
Warrants	895,412	(3)	3.77	—

Total	7,050,132		$3.50	5,100,577

(1)
Issued pursuant to the Company's 2001 Performance Equity Plan, 2000 Stock Option Plan and the 1997 Stock Incentive Plan (See Note 9 of the Consolidated Financial Statements).

(2)
Issued pursuant to individual option agreements, the material terms of which are described below.

(3)
Issued pursuant to warrants, the material terms of which are described below.

        The shares of common stock subject to outstanding options and warrants that were granted pursuant to equity compensation plans not approved by the stockholders of the Company were granted pursuant to individual stock option agreements and warrants, the material provisions of which are the following:

        Each of Petar Alaupovic, Ph.D., George A. Bray, M.D., H. Bryan Brewer, Jr., M.D., Howard Hodis, M.D., Gerhard Kostner, Ph.D. and Frank Sacks, M.D. was granted a non-qualified stock option to purchase 116,927 shares of common stock as consideration for services performed as a member of the Company's Scientific Advisory Board. The options granted to the Scientific Advisory Board members are subject to substantially identical terms. Each option has a per share exercise price equal to the fair market value on the date of grant and is exercisable for a three-month period following the option-holder's termination of service for any reason other than cause, the option-holder's death or disability. The original options had a term of five years, however, in 2004, the expiration date of these option agreements were extended to ten years in an effort to more closely align the expiration date with the terms and scope of their work. The non-qualified stock option to purchase 155,902 shares of common stock that was granted to Gary S. Roubin, M.D., Ph.D., as consideration for services he performed as a member of the Company's Board of Directors is subject to substantially similar terms as the options granted to the Scientific Advisory Board members. The Company also granted to Joe Markham, as consideration for services performed for the Company in a private placement transaction, a non-qualified stock option to purchase 7,796 shares of common stock that provides for substantial similar terms as the options granted to the Scientific Advisory Board members above. Each option that was granted outside the Company's plans other than the option granted to Mr. Markham, which was exercisable immediately as of the date of grant, became exercisable over a specified period. All of these options were fully vested as of December 31, 2002.

        In May 2000, the Company issued to Joseph D. Chandler, an existing stockholder on the date of grant, a warrant to purchase 155,902 shares of common stock at a per share exercise price of $3.21 as consideration for services he performed for the Company in connection with a private placement transaction. In exchange for the warrant to Mr. Chandler, the Company also received cash consideration in the amount of $20,000. In 2004, the warrant was exercised in full and exchanged for 155,902 shares of our common stock. In October 2000, the Company issued to SRI International ("SRI") a warrant to purchase 779,510 shares of common stock at a per share exercise price of $3.21 as consideration for services it performed in connection with a development agreement between the Company and SRI. The warrant, which expires on October 6, 2007, becomes exercisable only upon completion of specified milestones. In 2004, SRI exercised 40,000 of their vested warrant shares in exchange for 40,000 shares of our common stock. At December 31, 2004, 233,853 warrant shares were vested under this agreement. In May 2001, the Company sold to Carroll Shelby a warrant to purchase 155,902 shares of common stock at a per share exercise price of $6.41 as consideration for services performed for the Company in connection with a private placement transaction. In exchange for the warrant sold to Mr. Shelby, the Company received cash consideration in the amount of $20,000. This warrant expires on May 30, 2006.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below for the fiscal years ended December 31, 2004, 2003, 2002, 2001, and Period of Inception (May 21, 1999) to December 31, 2000 are derived from audited financial statements. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto appearing elsewhere in this annual report. The selected data in this section are not intended to replace our financial statements.

Years ended December 31, 2004, 2003, 2002, and 2001 and Period of Inception
(May 21, 1999) to December 31, 2000(1)
(In thousands, except per share data)

Consolidated Statement of Operations Data:	2004	2003	2002	2001(2)	2000(3)
Grant revenue	$32	$—	$—	$—	$—
Net loss from continuing operations	(11,642)	(10,320)	(14,909)	(13,607)	(2,993)
Net loss per share from continuing operations	$(0.47)	$(0.48)	$(0.70)	$(0.86)	$(0.34)
Weighted average number of shares used in computing basic and diluted earnings per share	24,649	21,411	21,152	15,801	8,877
Consolidated Balance Sheet Data:	2004	2003	2002	2001	2000
Cash, cash equivalents and short-term investments	$17,054	$13,860	$20,552	$12,811	$9,171
Working capital	16,475	18,495	27,582	28,388	9,050
Total assets	19,086	27,712	39,524	79,232	10,269
Long-term liabilities	—	34	36	22,598	7
Stockholders' equity	16,911	24,959	35,606	51,277	9,623

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included on pages F-1 through F-27 of this annual report, and the "Factors That May Affect Future Results and Financial Condition" section at the end of Part I, Item 1. The statements below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page ii.

Overview

        We are a development-stage biotechnology company engaged in research and development of products and processes intended to treat major medical indications such as cardiovascular disease and viral infections in which lipids, or fat components, play a key role. Our primary activities since incorporation have been conducting research and development, (including pre-clinical studies), performing business, strategic and financial planning, and raising capital, including, from the date of the merger between NZ and Pre-Merger Lipid, disposing of Company real estate assets. Accordingly, the Company is considered to be in the development stage.

        On November 29, 2001, the merger between NZ and Pre-Merger Lipid was completed. The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of the Company's common stock immediately after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to November 29, 2001 included in this report reflects Pre-Merger Lipid results. As a result of the merger, certain real estate assets were acquired, and thus our business was organized into two segments: Biotechnology and Real Estate. On March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment, and as of December 31, 2004, we have completed the disposition of substantially all of these real estate assets and our business is no longer organized into two segments. The remaining real estate asset, classified as assets held for sale as of December 31, 2004, was sold in February 2005 for $1,167,000. Therefore, as of the date of this filing, the Company has no remaining real estate assets.

        In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.

        We intend to finance our operations through public or private equity or debt financings, the pursuit of research and development grants, and cash on hand. We anticipate that existing cash, cash equivalents and short-term investments will provide sufficient working capital for our operations, which includes our current development projects, through at least the early part of 2006. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses, including outlicensing opportunities of our proprietary delipidation process for non-human health applications such as the field of animal health, upon receiving all relevant approvals. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

        On September 23, 2004, we announced the initiation of a non-human primate study conducted at the Wake Forest University Baptist Medical Center under the direction of Dr. Lawrence L. Rudel. This pre-clinical animal study is designed to demonstrate the safety and effectiveness of the Company's HDL Therapy in a relevant human-like model. The data acquisition phase of Lipid Sciences' pre-clinical non-human study has now been completed. The study subjects, African green monkeys, a widely-

accepted model for human atherosclerosis, were first surveyed with IVUS to determine the presence and composition of atherosclerotic plaque. They then received a sequence of 12 weekly infusions of plasma that had been delipidated by Lipid Sciences' proprietary process and device. The infusions appear to have been well tolerated by the study subjects. The effectiveness endpoint of this study will be the measurement of arterial plaque regression as determined by comparing plaque volume by IVUS at the beginning and end of the treatment cycle. This complex body of IVUS data acquired in the study, consisting of several hundred thousand cross-sectional images, is now being organized, collated, and edited in preparation for analysis by Dr. Steven E. Nissen, M.D., FACC, Vice-Chairman of Cardiology at the Cleveland Clinic Foundation and his colleagues. We anticipate that the analysis of the study data will be completed by mid year. We believe that a successful conclusion of this innovative study would potentially lead to a new therapeutic approach in the treatment of cardiovascular diseases, such as heart attacks and strokes, in high-risk patients.

        In January 2005, the Company forwarded a comprehensive information package to the Center for Devices and Radiological Health, or CDRH, of the FDA for their review in advance of a pre-IDE, or Investigational Device Exemption, meeting which is now scheduled for the end of March 2005. This meeting will begin the discussion of the steps necessary to proceed with the submission of an IDE— the approval of which is necessary in order for us to initiate a human clinical trial.

Results of Continuing Operations—Year Ended December 31, 2004 as compared to Year Ended December 31, 2003

        Revenue.    We recognized $32,000 in grant revenue in 2004. This grant revenue relates to the Small Business Technology Transfer ("STTR") grant awarded in the second quarter of 2004 by the National Institutes of Health ("NIH"), for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome.

        We have had no product revenues since our Inception (May 21, 1999). Future product revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (HDL Therapy) and viral infections (Viral Immunotherapy).

        Research and Development Expenses.    Research and development expenses include applied and scientific research, regulatory, and business development expenses. Research and development expenses for 2004 increased $1,232,000, or 17%, to $8,603,000 from $7,371,000 in 2003. The increase was due primarily to an $870,000 increase in stock compensation expense, $855,000 of which was due to the modification of our Scientific Advisory Board members' option agreements to extend the expiration date of those options, and increases in outside research expenses related to our non-human primate study that commenced in the third quarter of 2004 at the Wake Forest University Baptist Medical Center in Winstom-Salem, North Carolina. This increase was partially offset by the absence of external development services performed by SRI under the Development Agreement, restructuring charges recorded in the first quarter of 2003, and consulting fees related to the Karuba agreement which was terminated in August 2003. Research and development expenses accounted for approximately 71% of total operating expenses for the twelve months ended December 31, 2004.

        While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis. For the year ended December 31, 2004, however, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

        Selling, General and Administrative Expenses.    General and administrative expenses include costs associated with our business operations, inclusive of management, legal, finance, and accounting expenses. General and administrative expenses for 2004 decreased $459,000, or 12%, to $3,437,000 from $3,896,000 in 2003. The decrease was due primarily to the absence of restructuring charges in 2004 and a reduction in employee related and consulting expenses. This decrease was partially offset by a $395,000 increase in stock compensation expense and increased investor relations and public company related expenses. General and administrative expenses accounted for approximately 29% of total operating expenses for the twelve months ended December 31, 2004.

        Interest and Other Income.    Interest and other income for 2004 decreased $650,000, or 64%, to $364,000 from $1,014,000 in 2003. The decrease was due primarily to the absence of a gain recognized from the payoff of a note receivable in 2003, coupled with a loss recognized on the early payoff of two notes receivable in the three months ended June 30, 2004. All three of these notes receivable were reclassified from discontinued operations to assets held for use during the three months ended March 31, 2003 (see Note 10 of the Consolidated Financial Statements). This decrease was partially offset by higher average cash and short-term investment balances coupled with higher investment yields during the twelve months ended December 31, 2004.

Results of Continuing Operations—Year Ended December 31, 2003 as compared to Year Ended December 31, 2002

        Revenue.    We did not recognize any grant revenue in 2003 or 2002.

        We have had no product revenues since our Inception (May 21, 1999). Future product revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (HDL Therapy) and viral infections (Viral Immunotherapy).

        Research and Development Expenses.    Research and development expenses include applied and scientific research, regulatory, and business development expenses. Research and development expenses for 2003 decreased $7,723,000, or 51%, to $7,371,000 from $15,094,000 in 2002. The decrease was due primarily to reduced external development services, royalty expenses incurred in 2002 related to the initiation of our human clinical trial, employee related expenses as a result of our restructuring activities, as well as the cessation of all operations in Australia in January 2003. This decrease was partially offset by an increase in business development expenses as a result of our restructuring activities, the restructuring charge recorded in the first quarter of 2003, and stock compensation expense, a non-cash charge related to issuance of stock options to Viral Advisory Board members. On July 1, 2003, the scope of the Development Agreement with SRI International was amended to focus on providing applied research and development services in support of advancing our Viral Immunotherapy platform, significantly reducing our spending. Research and development expenses accounted for approximately 65% of total operating expenses for the twelve months ended December 31, 2003.

        Selling, General and Administrative Expenses.    General and administrative expenses include costs associated with our business operations, inclusive of management, legal, finance, and accounting expenses. General and administrative expenses for 2003 decreased $2,734,000, or 41%, to $3,896,000 from $6,630,000 in 2002. The decrease was due primarily to a reduction in investor and public relations related expenses, legal, consulting, and accounting fees, employee related expenses as a result of our restructuring activities, and advisory fees paid to MDB Capital Group, LLC as a result of the merger between NZ and Pre-Merger Lipid. Additionally, we reclassified all costs related to business development to research and development expense for the twelve months ended December 31, 2003. This decrease was partially offset by the restructuring charge recorded in the first quarter of 2003 and stock compensation expense, a non-cash charge related to issuance of stock to consultants. General and administrative expenses accounted for approximately 35% of total operating expenses for the twelve months ended December 31, 2003.

        Interest and Other Income.    Interest and other income for 2003 increased $85,000, or 9%, to $1,014,000 from $929,000 in 2002. The increase was due primarily to gains recognized from the payoff of two notes in 2003. This increase was partially offset by lower average cash, cash equivalent and short-term investment balances coupled with lower interest rates throughout 2003.

Results of Discontinued Operations—Years Ended December 31, 2004, 2003 and 2002

        In October 2004, the United States Department of the Interior, Minerals Management Service, issued the Company royalty credits in exchange for our remaining mineral rights in New Mexico. Royalty credits are used by the United States Department of the Interior for payment of royalties due under oil and gas leases located on the outer continental shelf. Based on a valuation performed at the time of the merger with NZ, zero value was recorded for these mineral rights and therefore prior to the exchange they had no carrying value. As a result of this exchange the Company recognized a gain of $1,165,000 representing the estimated fair value of the royalty credits less the costs to sell the credits. As of December 31, 2004 the fair value of the credits was recorded in assets held for sale. In February 2005, the Company sold the royalty rights and received cash of $1,165,000.

        During the twelve months ended December 31, 2004, the Company recorded net income from discontinued operations of $1,066,000 as compared to a net loss of $707,000 recorded in 2003. The change was attributable to the absence of a valuation charge recorded on real property in California, a reduction in administrative costs as a result of the cessation of our real estate operations in Arizona, and gains recognized on the sale of mineral rights (described above) and real property in New Mexico. As of December 31, 2004, we have successfully disposed of substantially all real estate assets acquired in the merger. Therefore, we expect any future losses from discontinued operations to be immaterial to our consolidated operations.

        During the twelve months ended December 31, 2003, we recorded a loss from discontinued operations of $707,000 as compared to income from discontinued operations of $115,000 in the twelve months ended December 31, 2002. This represented an $822,000 decrease in income between 2002 and 2003, and was largely attributable to the absence of gains recognized on the sale of various assets acquired in the merger (see Note 10 of the Consolidated Financial Statements).

        During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. These assets consisted of certain notes receivable secured by real estate, which the Company obtained as a result of providing seller-financing of prior real estate sales. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 were reclassified from current assets of discontinued operations to notes receivable. The results of operations of this component, previously reported in discontinued operations through December 31, 2002, were also reclassified and included in interest and other income for all periods presented. Income of $689,000 and $747,000 for the twelve months ended December 31, 2002 and the period from Inception (May 21, 1999) to December 31, 2002, respectively, have been reclassified to interest and other income. All related income tax expenses/benefits and accrued interest have been reclassified accordingly. Of the notes receivable reclassified to assets held for use, one note was prepaid in its entirety in June 2003 and the remaining two notes were prepaid at a discount in May 2004. These payoffs reduced the carrying value of the reclassified assets to zero at December 31, 2004.

Liquidity and Capital Resources

        Pre-Merger Lipid financed its operations principally through two private placements of equity securities, which yielded net proceeds of approximately $16,900,000, and the sale of common stock to one of its founders. The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs.

        The net cash used in operating activities was approximately $4,212,000 for the year ended December 31, 2004, resulted primarily from operating losses incurred as adjusted for non-cash compensation charges, partially offset by the early payoff of two notes receivable. The net cash used in operating activities was approximately $9,567,000 and $13,060,000 for the years ended December 31, 2003 and 2002, respectively, resulting primarily from operating losses incurred as adjusted for deferred income taxes and non-cash stock compensation charges, and the payment of accrued liabilities pertaining to our restructuring activities and the advisory fees due to MDB Capital Group. The general decreasing trend in cash used in operations reflects the successful implementation of our January 2003 strategic plan.

        The net cash used in investing activities was approximately $3,393,000, $6,939,000, and $2,636,000 for the years ended December 31, 2004, 2003 and 2002, respectively, primarily attributable to the purchase and subsequent maturity of short-term investments and purchase of capital equipment.

        Net cash provided by financing activities of approximately $915,000 and $27,000 for the years ended December 31, 2004 and 2003, respectively, was attributable to the proceeds received from the exercise of options and warrants on our common stock. Net cash used in financing activities of approximately $718,000 for the year ended December 31, 2002, was primarily due to the repurchase of common stock from dissenting stockholders and additional accrued merger costs.

        Net cash provided by discontinued operations of approximately $6,425,000, $2,832,000, and $22,155,000 for the years ended December 31, 2004, 2003 and 2002, respectively, was primarily due to the sale of real estate assets and collection of principal payments on commercial real estate loans and other notes receivable. As of December 31, 2004, we have successfully disposed of substantially all real estate assets acquired in the merger. We have received all proceeds related to the sale of our last real estate asset in February 2005, and therefore we do not expect any future cash provided by or used in discontinued operations to be of a material amount.

        In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company, controlled by Dr. Cham.

        In May 2000, we sold a total of 4,925,300 shares of common stock at $2.25 per share in a private placement to accredited investors. Net cash proceeds, after expenses, were approximately $11,000,000.

        In October 2000, we entered into a Development Agreement with SRI International, a California nonprofit public benefit corporation, pursuant to which SRI provides us with various consulting and development services (defined in the Development Agreement as "Phase I" and "Phase II"). Phase I was completed on March 28, 2001 for total fees of $1,517,000. Phase II was initiated upon the completion of Phase I for fees not to exceed $9,500,000. In connection with the Development Agreement, we issued SRI a warrant to purchase 779,510 shares of our common stock at an exercise price of $3.21 per share. The warrant vested with respect to 233,853 shares upon completion of Phase I. The remaining 545,657 shares would vest upon completion of two, Phase II development milestones. If either development milestone is discontinued at the option of the Company, all 545,657 remaining warrant shares would vest at the completion of the remaining milestone. Neither milestone related to Phase II has been completed. On April 14, 2004, SRI exercised 40,000 of their 233,853 warrant shares to purchase 40,000 shares of our common stock. Consistent with our restructuring initiatives, we have refocused our development efforts internally, resulting in a significant reduction in spending related to the Development Agreement.

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

        In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter committed the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represented a portion of the advisory fee based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid's cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee was based on 5% of the gross sales of the Company's pre-merger assets during the two-year period after the closing of the merger, the Company's assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company's pre-merger assets during the two-year period after the closing of the merger. Approximately $430,000 and $1,400,000 of the advisory fee was paid during the twelve months ended December 31, 2003 and 2002, respectively. On the two-year anniversary of the merger, the Company determined the remainder of the advisory fee to be $288,000, which was paid to MDB Capital Group, LLC in January 2004.

        In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected certain stock purchase rights received in connection with the merger. Each perfected right entitled the holder to receive up to one additional share of the Company's common stock. NZ stockholders had until April 30, 2002 to become the registered owner of the Company's common stock and were required to continue to hold their shares in direct registered form through November 29, 2003 to perfect each right and receive an additional share of the Company's common stock. Transfer of shares of the Company's common stock before November 29, 2003 would disqualify the right attached to the transferred shares. We issued approximately 356,000 and 3,090,000 shares of the Company's common stock in 2004 and 2003, respectively, to those individuals and entities who were stockholders of NZ Corporation on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company's common stock.

        We have a non-cancelable lease agreement for the office space in Pleasanton, California, which expires in September 2005. Rent expense for 2004, 2003 and 2002 was approximately $341,000, $344,000 and $303,000, respectively. Future minimum lease payments under this lease agreement total $261,000.

        Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms. The expected use of funds related to our HDL Therapy platform includes costs associated with conclusion of the animal study at Wake Forest University and increasing investment in resources needed to prepare for a human clinical trial. Currently, our principal sources of funds are expected to be cash on hand. As of December 31, 2004, we had cash and cash equivalents and short-term investments equal to approximately $17,100,000. We anticipate that these assets will provide sufficient working capital for our operations, which include our current development projects, through at least the early part of 2006. We expect additional capital will be required in the future. Our Board of Directors continues to consider various strategic initiatives, including third-party inquiries, public or private equity or debt financings, the formation of strategic development or licensing partnerships, and strategic business combinations. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company's future cash requirements.

Contractual Obligations

        Future estimated contractual obligations are:

	2005	2006	2007	Total
	(In thousands)
Long-Term Debt Obligations	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—
Operating Leases	261	—	—	261
Purchase Obligations*	—	—	—	—
Royalty Payments**	500	500	500	1,500
Other Long-Term Liabilities Reflected on the Company's Consolidated Balance Sheet	—	—	—	—

Total	$761	$500	$500	$1,761

*
While the Company does have various consulting agreements, these agreements are cancelable without penalty, generally with thirty days written notice.

**
We have agreed to pay annual royalties in the amount of $500,000 to Aruba International B.V. in exchange for the exclusive worldwide rights to certain patents, trademarks, and technology. Under certain circumstances, additional payments related to this agreement could be required in the future, however the amounts presented in the above table reflect the minimum annual royalty amount payable over the next three years.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

        In December 2001, the Securities and Exchange Commission, or SEC, required that all registrants disclose and describe their "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that our following accounting policies fit this definition:

Stock Compensation

        The Company accounts for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, thus, recognizes no compensation expense for those options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123,

Accounting for Stock-Based Compensation and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Significant judgment is required on the part of management in determining the proper assumptions to use in the computation of the amounts to be disclosed or recorded pursuant to the provisions of SFAS No. 123. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation method. The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected life, volatility and dividend yield of the option. Management bases its assumptions on historical data where available. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and are therefore subject to management's judgement.

Income Taxes

        The Company follows SFAS No.109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have an impact on Lipid's financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This

statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. This statement is effective beginning with our third quarter of fiscal 2005. We are currently evaluating the requirements of SFAS No 123(R) and expect that the adoption of SFAS No. 123(R) may have a material impact on our consolidated results of operations and earnings per share.

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

        As of December 31, 2004, the amortized cost of our investment portfolio, which equaled $12,414,000 exceeded the market value of the investments contained in the portfolio by approximately $18,000. We have both the ability and intent to hold the securities contained in the investment portfolio until their respective maturity dates. Additionally, all securities contained in the investment portfolio have maturity dates of less than one year. Therefore, we have concluded that this unrealized loss is not considered "other than temporary", as defined by EITF Issue 03-1 "The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments", and we have not recorded any impairment charges related to this unrealized loss.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements and the report of independent registered public accounting firm appear on pages F-1 through F-27 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures.    Our President and Chief Executive Officer and our Chief Financial Officer have performed an evaluation, required pursuant to Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

  (b)
  Changes in Internal Controls Over Financial Reporting.    There have not been any significant changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding Directors and Executive Officers appearing under the heading "Proposal One: Election of Directors" and "Management-Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement relating to our 2005 Annual Meeting of Stockholders to be held on June 9, 2005 (the "2005 Proxy Statement") is incorporated by reference.

        Our Board has determined that Richard G. Babbitt is an audit committee financial expert and that he is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

        Our Board of Directors adopted a code of ethics in March 2004. This code of ethics is applicable to all employees, including both our President and Chief Executive Officer and Chief Financial Officer. This code of ethics is publicly available on our website at http://www.lipidsciences.com. If our Board makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to any officer or person described in paragraph (a) of Item 5.05 of Form 8-K, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information appearing under the headings "Management—Executive Compensation," "Management—Employment Contracts, Termination of Employment and Change-in-Control Arrangements," "Management—Compensation Committee Interlocks and Insider Participation" and "Proposal One: Election of Directors—Compensation of Directors" of the 2005 Proxy Statement is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information appearing under the heading "Management—Security Ownership of Certain Beneficial Owners and Management" of the 2005 Proxy Statement is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing under the heading "Management—Certain Relationships and Related Transactions" of the 2005 Proxy Statement is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information appearing under the heading "Management—Principal Accounting Fees and Services" of the 2005 Proxy Statement is incorporated by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.
Financial Statements

    The financial statements and notes thereto, and the reports of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-27.

  2.
  Financial Statement Schedules

    Schedule IV—Mortgage Loans on Real Estate

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements

  3.
  Exhibits

    The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

LIPID SCIENCES, INC.
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	F-1
Report of Independent Auditors—Ernst & Young LLP	F-2
Consolidated Balance Sheets at December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 and cumulative period from Inception (May 21, 1999) to December 31, 2004	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 and cumulative period from Inception (May 21, 1999) to December 31, 2004	F-6
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lipid Sciences, Inc.
Pleasanton, California

        We have audited the accompanying consolidated balance sheets of Lipid Sciences, Inc. and subsidiaries (the "Company", a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, and for the period from Inception (May 21, 1999) to December 31, 2004. Our audits also included the financial statement schedule listed at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The Company's financial statements for the period from Inception (May 21, 1999) to December 31, 2000 were audited by other auditors whose report, dated March 13, 2001, expressed an unqualified opinion on those statements. The financial statements for the period from Inception (May 21, 1999) to December 31, 2000 reflect a net loss of $2,993,000 that is included in the related total for the period from Inception (May 21, 1999) to December 31, 2004. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Lipid Sciences, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, and for the period from Inception (May 21, 1999) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Francisco, California
March 15, 2005

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Lipid Sciences, Inc.

        We have audited the statements of operations (not separately presented herein), stockholders' equity, and cash flows (not separately presented herein) of Lipid Sciences, Inc. (Pre-Merger Lipid) (a development stage company) for the period from Inception (May 21, 1999) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lipid Sciences, Inc. (Pre-Merger Lipid) (a development stage company) for the period from Inception (May 21, 1999) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Palo Alto, California
March 13, 2001

Lipid Sciences, Inc.
(A Development Stage Company)
 Consolidated Balance Sheets

December 31,	2004	2003
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,640	$4,905
Short-term investments	12,414	8,955
Prepaid expenses	313	428
Restricted cash	105	—
Other current assets	11	131
Assets held for sale	1,167	—
Current assets of discontinued operations	—	6,795

Total current assets	18,650	21,214

Property and equipment	436	667
Notes receivable	—	5,513
Restricted cash	—	318

Total assets	$19,086	$27,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$863	$1,340
Related party payables	—	288
Accrued related party royalties	750	250
Accrued compensation	542	554
Income taxes payable	—	18
Other current liabilities	20	—
Current liabilities of discontinued operations	—	269

Total current liabilities	2,175	2,719

Deferred rent	—	34

Total liabilities	2,175	2,753

Commitments and contingencies (Notes 5, 6, 7 and 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,912,263 and 24,259,450 shares issued and outstanding at December 31, 2004 and 2003, respectively	25	24
Additional paid-in capital	69,953	67,426
Deficit accumulated in the development stage	(53,067)	(42,491)

Total stockholders' equity	16,911	24,959

Total liabilities and stockholders' equity	$19,086	$27,712

See accompanying Notes to Consolidated Financial Statements.

Lipid Sciences, Inc.
(A Development Stage Company)
 Consolidated Statements of Operations

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Period from Inception (May 21, 1999) to December 31, 2004
	(In thousands, except per share amounts)
Grant revenue	$32	$—	$—	$32
Operating expenses:
Research and development	8,603	7,371	15,094	45,078
Selling, general and administrative	3,437	3,896	6,630	19,556

Total operating expenses	12,040	11,267	21,724	64,634

Operating loss	(12,008)	(11,267)	(21,724)	(64,602)
Interest and other income	364	1,014	929	3,128

Loss from continuing operations	(11,644)	(10,253)	(20,795)	(61,474)
Income tax benefit/(expense)	2	(67)	5,886	8,004

Net loss from continuing operations	(11,642)	(10,320)	(14,909)	(53,470)

Discontinued operations:
Income/(loss) from discontinued operations	1,066	(707)	284	582
Income tax expense	—	—	(169)	(179)

Income/(loss) from discontinued operations—net	1,066	(707)	115	403

Net loss	$(10,576)	$(11,027)	$(14,794)	$(53,067)

Loss per share—basic and diluted:
Net loss per share continuing operations	$(0.47)	$(0.48)	$(0.70)
Income/(loss) per share discontinued operations	$0.04	$(0.04)	$0.00
Net loss per share	$(0.43)	$(0.52)	$(0.70)
Weighted average number of common shares outstanding—basic and diluted	24,649	21,411	21,152

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences Inc.
(A Development Stage Company)
 Consolidated Statements of Stockholders' Equity

				Deficit Accumulated During the Development Stage
	Common Stock
			Additional Paid-in Capital		Total Stockholders' Equity
	Shares	Amounts
	(In thousands, except per share amounts)
Issuance of common stock for cash	3,000,000	$30	$220	$—	$250
Issuance of common stock for technology rights	3,000,000	30	220	—	250
Issuance of common stock for cash	3,180,949	32	10,991	—	11,023
Issuance of common stock for royalties	42,858	1	149	—	150
Issuance of common stock for services	32,000	—	160	—	160
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	567	—	567
Issuance of warrants to purchase common stock to consultants for services	—	—	216	—	216
Net loss	—	—	—	(2,993)	(2,993)

Balances at December 31, 2000	9,255,807	93	12,523	(2,993)	9,623
Issuance of common stock for services	21,700	—	108	—	108
Issuance of common stock for cash	943,394	9	6,186	—	6,195
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	2,936	—	2,936
Issuance of warrants to purchase common stock in exchange for development services	—	—	848	—	848
Acquisition of common stock related to merger, net of $3,665 issuance costs, including repurchase of 1,505,402 shares of common stock in November 2001	5,311,534	45,244	—	—	45,244
Issuance of 1.55902 shares of common stock to Pre-Merger Lipid stockholders for every 1.0 shares of Pre-Merger Lipid common stock owned in connection with merger in November 2001	5,713,787	—	—	—	—
Merger adjustments to reclassify equity accounts to conform with capital structure of no par value	—	22,601	(22,601)	—	—
Net loss	—	—	—	(13,677)	(13,677)

Balances at December 31, 2001	21,246,222	67,947	—	(16,670)	51,277
Repurchase 104,767 shares at $7.00 for dissenters rights	(104,767)	(470)	—	—	(470)
Additional issuance costs of merger	—	(248)	—	—	(248)
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	(159)	—	(159)
Adjustments to reclassify equity accounts to conform with Delaware capital structure, $0.001 par value	—	(67,208)	67,208	—	—
Net loss	—	—	—	(14,794)	(14,794)

Balances at December 31, 2002	21,141,455	21	67,049	(31,464)	35,606
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	353	—	353
Issuance of 27,500 shares of common stock for cash upon exercise of employee stock options at $0.89-$1.00 per share	27,500	—	27	—	27
Issuance of 1.0 shares of common stock to NZ rights holders for every 1.0 shares of NZ common stock owned in connection with November 2001 merger	3,090,495	3	(3)	—	—
Net loss	—	—	—	(11,027)	(11,027)

Balances at December 31, 2003	24,259,450	24	67,426	(42,491)	24,959
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	1,613	—	1,613
Issuance of 195,902 shares of common stock for cash upon exercise of non-employee warrants at $3.21 per share	195,902	—	629	—	629
Issuance of 100,503 shares of common stock for cash upon exercise of employee stock options at $0.89-$4.46 per share	100,503	—	286	—	286
Issuance of 1.0 shares of common stock to NZ rights holders for every 1.0 shares of NZ common stock owned in connection with November 2001 merger	356,408	1	(1)	—	—
Net loss	—	—	—	(10,576)	(10,576)

Balances at December 31, 2004	24,912,263	$25	$69,953	$(53,067)	$16,911

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences Inc.
(A Development Stage Company)
 Consolidated Statements of Cash Flows

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002	Period from inception (May 21, 1999) to December 31, 2004
	(In thousands)
Cash flows used in operating activities:
Net loss from continuing operations	$(11,642)	$(10,320)	$(14,909)	$(53,470)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	321	335	247	960
Loss on disposal of assets	—	203	—	203
Accretion of discount on investments	(156)	(46)	—	(282)
Stock compensation expense for options issued to consultants and advisors	1,613	353	(159)	5,977
Issuance of warrants to consultants	—	—	—	1,044
Deferred income taxes	—	—	2,041	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	235	116	(462)	(324)
Assets held for sale
Notes receivable	5,513	1,056	—	6,569
Restricted cash	213	(2)	211	(105)
Income taxes	(18)	(21)	555	—
Accounts payable and other current liabilities	(745)	(1,423)	(730)	(1,167)
Accrued related party royalties	500	—	—	750
Accrued compensation	(12)	184	135	542
Deferred rent	(34)	(2)	11	—

Net cash used in operating activities	(4,212)	(9,567)	(13,060)	(39,303)

Cash flows used in investing activities:
Capital expenditures	(90)	(44)	(636)	(1,613)
Proceeds from disposal of assets	—	14	—	14
Purchases of investments	(15,303)	(15,409)	(2,000)	(40,757)
Maturities and sales of investments	12,000	8,500	—	28,625

Net cash used in investing activities	(3,393)	(6,939)	(2,636)	(13,731)

Cash flows provided by/(used in) financing activities:
Acquisition of NZ Corporation—cash acquired	—	—	—	20,666
Payment of acquisition costs	—	—	(248)	(1,863)
Payment to repurchase stock	—	—	(470)	(12,513)
Proceeds from sale of common stock, net of issuance costs	915	27	—	18,390
Proceeds from issuance of warrants	—	—	—	40

Net cash provided by/(used in) financing activities	915	27	(718)	24,720

Net decrease in cash and cash equivalents from continuing operations	(6,690)	(16,479)	(16,414)	(28,314)
Net cash provided by discontinued operations	6,425	2,832	22,155	32,954
Cash and cash equivalents at beginning of period	4,905	18,552	12,811	—

Cash and cash equivalents at end of period	$4,640	$4,905	$18,552	$4,640

Lipid Sciences Inc.
(A Development Stage Company)
 Consolidated Statements of Cash Flows—Continued

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002	Period from inception (May 21, 1999) to December 31, 2004
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest (net of amount capitalized)	$—	$—	$739	$839
Income tax paid/(recovered)	$—	69	(496)	(1,473)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$—	$1,040
Property and equipment	—	—	—	30,193
Commercial real estate loans	—	—	—	16,335
Notes and receivables	—	—	—	15,166
Investments in joint ventures	—	—	—	2,343
Current liabilities assumed	—	—	—	(1,947)
Long-term debt assumed	—	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	—	(7,936)

Fair value of assets acquired (other than cash)	$—	$—	$—	$40,286
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs	$—	$—	$—	$2,050

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

        The Company is engaged in the research and development of products and processes intended to treat major medical indications such as cardiovascular disease and viral infections in which lipids, or fat components, play a key role. Our primary activities since incorporation have been conducting research and development (including pre-clinical studies); performing business, strategic and financial planning; and raising capital. Accordingly, the Company is considered to be in the development stage.

        Historically, NZ engaged in various real estate and commercial real estate lending activities. On March 22, 2002, the Company formalized a plan to discontinue the operations of our real estate and real estate lending business, including commercial real estate loans, to fund the ongoing operations of Lipid Sciences' biotechnology business. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented.

        In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. As of December 31, 2004, we had cash and cash equivalents and short-term investments equal to approximately $17.1 million. We anticipate that these assets will provide sufficient working capital for our operations, which include our current development projects, through at least the early part of 2006. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings.

NOTE 2: ACQUISITION

        On November 29, 2001, we completed our merger with Pre-Merger Lipid. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the stockholders of Pre-Merger Lipid became stockholders of the Company. In connection with the merger, Pre-Merger Lipid stockholders received 1.55902 shares of the Company's common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid stockholders owned approximately 75% of the then outstanding common stock of the Company and the NZ stockholders owned the remaining shares of the Company's common stock.

        The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of the Company's common stock after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. The results of operations from NZ have been included only from November 29, 2001, the date of acquisition. The historical financial statements prior to November 29, 2001 are those of Pre-Merger Lipid. The share amounts included in the Statement of Stockholders' Equity for all periods prior to the date of the merger and certain common stock, share, and per share amounts as of December 31, 2000, specifically referenced in Note 9 of the Consolidated Financial Statements have not been adjusted to reflect the effects of the exchange ratio. All other share numbers, purchase prices per share, and exercise prices relating to Pre-Merger Lipid securities are shown on a post-merger basis after adjusting such numbers and prices to reflect the exchange ratio in the merger.

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

        In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected certain stock purchase rights received in connection with the merger. Each perfected right entitled the holder to receive one additional share of the Company's common stock. NZ stockholders had until April 30, 2002 to become the registered owner of the Company's common stock and were required to continue to hold their shares in direct registered form through November 29, 2003 to perfect each right and receive an additional share of the Company's common stock. Transfer of shares of the Company's common stock before November 29, 2003 would disqualify the right attached to the transferred shares. We issued approximately 356,000 and 3,090,000 shares of the Company's common stock in 2004 and 2003, respectively, to those individuals and entities who were stockholders of NZ Corporation on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company's common stock.

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

Cash and Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may be invested in money market funds. Cash equivalents are carried at cost, which approximates fair value at December 31, 2004 and 2003. All of the Company's investments are classified as short-term, are held-to-maturity, and are accounted for at their amortized cost per FASB Statement No. 115. Short-term investments consist of investments in U.S. Government securities with a cost, approximating fair value, of $12,414,000 and $8,955,000 at December 31, 2004 and 2003, respectively.

        As of December 31, 2004, the amortized cost of our investment portfolio, which equaled approximately $12,414,000, exceeded the market value of the investments contained in the portfolio by approximately $18,000. We have both the ability and intent to hold the securities contained in the investment portfolio until their respective maturity dates. Additionally, all securities contained in the investment portfolio have maturity dates of less than one year. Therefore, we have concluded that this unrealized loss is not considered "other than temporary", as defined by Emerging Issues Task Force (EITF) Issue 03-1 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments", and we have not recorded any impairment charges related to this unrealized loss.

        Management periodically reviews the investment portfolio and considers many factors including, but not limited to, the magnitude of any unrealized losses, the duration of the portfolio, and the potential for further unrealized losses, when assessing whether an impairment charge needs to be recorded.

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

Stock Compensation

        The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25." The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

        Because the Company follows APB 25 and grants stock option awards to employees at market value, there is no compensation expense recorded. Had compensation expense for the Company's employee stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net loss and loss per share (EPS) would have been reduced to the pro forma amounts presented in the following table:

Year ended December 31,	2004	2003	2002
Reported net loss	$(10,576)	$(11,027)	$(14,794)
Compensation expense for stock options	(1,293)	(1,243)	(2,601)

Pro forma net loss	$(11,869)	$(12,270)	$(17,395)

Net loss per share—basic and diluted:
As reported	$(0.43)	$(0.52)	$(0.70)
Pro forma	$(0.48)	$(0.57)	$(0.82)

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

At December 31,	2004	2003	2002
Stock options	6,154,720	6,114,586	5,738,963
Warrants to purchase common stock	895,412	1,091,314	1,091,314
Contingently issuable shares pursuant to stock rights	—	277,427	3,060,340

	7,050,132	7,483,327	9,890,617

Other Comprehensive Income

        Other comprehensive income represents changes in equity from non-owner sources. The Company's only source of other comprehensive income is net income.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period's presentation (see Note 10 of the Consolidated Financial Statements). Such reclassifications had no material effect on the Company's previously reported consolidated financial position, results of operations or cash flows.

New Accounting Standards

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have an impact on Lipid's financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. This statement is effective beginning with our third quarter of fiscal 2005. We are currently evaluating the requirements of SFAS No 123(R) and expect that the adoption of SFAS No. 123(R) may have a material impact on our consolidated results of operations and earnings per share.

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

        Property and equipment consist of the following:

In thousands at December 31,	2004	2003
Equipment	$1,100	$1,031
Leasehold improvements	255	249

	1,355	1,280
Less accumulated depreciation and amortization	(919)	(613)

Total property and equipment, net	$436	$667

        Depreciation expense for the years ended December 31, 2004, 2003, and 2002, was approximately $321,000, $335,000, and $265,000, respectively.

NOTE 5: COMMITMENTS AND CONTINGENCIES

        The Company has a non-cancelable lease agreement for office space in Pleasanton, California. The lease will expire in September 2005. Rent expense for 2004, 2003, and 2002 was approximately $341,000, $344,000, and $303,000, respectively. Future minimum lease payments under this lease of $261,000 are due in 2005.

        The Company was required to obtain an irrevocable standby letter of credit for the Pleasanton, California lease in the amount of $525,000 as security for payments due under the lease. Per the lease agreement, this letter of credit was reduced to $105,000, plus interest during 2004. The letter of credit is fully collateralized by cash held in a restricted money market account. The balance in this restricted money market account was $105,000 and $318,000 at December 31, 2004 and 2003, respectively.

        We are from time to time a party to legal proceedings. All of the legal proceedings we are currently involved in are ordinary and routine. The outcomes of the legal proceedings are uncertain until they are completed. We believe that the results of the current proceedings will not have a material adverse effect on our business or financial condition or results of operations.

NOTE 6: RELATED PARTY TRANSACTIONS

        In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. Our initial human clinical trial commenced during the three month period ended June 30, 2002. For the years ended December 31, 2004, 2003 and 2002, we have expensed approximately $500,000, $500,000 and $750,000, respectively, related to this agreement. Amounts for 2004, 2003 and 2002 were charged to research and development expense. Accrued related party royalties under this agreement were $750,000 and $250,000 at December 31, 2004 and 2003, respectively. In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.

        Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd., a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba's consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement, the initial term of which expired on November 27, 2002, automatically renewed every year, however, either party could terminate the agreement, without cause, upon thirty days written notice. Haven given 30 days written termination notice to Karuba on July 30, 2003, the agreement was terminated effective August 31, 2003. As a result of such termination, we were required to pay Karuba a termination amount equal to one third of the annual fee, payable in equal monthly installments through December 2003. For the years ended December 31, 2004, 2003 and 2002, approximately $0, $275,000 and $279,000, respectively, was expensed to research and development under this agreement.

        In June 2001, Pre-Merger Lipid engaged MDB Capital Group, LLC as its financial advisor in the merger between NZ and Pre-Merger Lipid. The engagement letter committed the Company to pay MDB Capital Group an advisory fee. In December 2001, we paid MDB Capital Group approximately $446,000, which represented a portion of the advisory fee based on 5% of the cash and cash equivalents of the Company immediately after the merger, as compared to Pre-Merger Lipid's cash and cash equivalents immediately prior to the merger. The remainder of the advisory fee was based on 5% of the gross sales of the Company's pre-merger assets during the two-year period after the closing of the merger, the Company's assets on the two-year anniversary of the merger and the net operating income of the Company derived from the Company's pre-merger assets during the two-year period after the closing of the merger. The estimated total advisory fee of approximately $2,446,000 was included in the purchase price of NZ on the date of the acquisition. Approximately $430,000 and $1,400,000 of the advisory fee was paid during the twelve months ended December 31, 2003 and 2002, respectively. On the two-year anniversary of the merger, the Company determined the remainder of the advisory fee to be $288,000, which was paid to MDB Capital Group, LLC in January 2004.

        On September 18, 2003 we entered into a service agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company. Pursuant to such agreement, Dr. Brewer was obligated to provide to the Company certain consulting services for the period commencing on the effective date of the agreement until September 17, 2004. In consideration for Dr. Brewer's services, we were required to pay Dr. Brewer $125,000 annually, payable monthly together with a non-qualified stock option award of 150,000 shares of our common stock to vest equally over a forty-eight month period. For the years ended December 31, 2004 and 2003, approximately $89,000 and $36,000, respectively, was charged to operations for fees related to the service agreement. For the years ended December 31, 2004 and 2003, approximately $395,000 and $110,000, respectively, was recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the service agreement.

        In December 2003, the Company issued to Mr. William A. Pope, a Director of the Company, directly or indirectly as custodian for his children, and to Sun NZ and Sterling Pacific Assets, Inc., two entities controlled by Mr. Pope, an aggregate of 1,511,724 shares of our common stock pursuant to rights granted to them and all other NZ shareholders in connection with the merger of NZ and Pre-Merger Lipid. The Company issued shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their rights pursuant to the merger agreement and joint proxy statement/prospectus for such merger (see Note 2 of the Consolidated Financial Statements).

NOTE 7: RETIREMENT PLANS

        At the time of the merger, NZ Corporation had a qualified 401(k) savings plan in place for its employees. Nine employees were eligible to participate. The Company matched up to 3% of the employee's salary contributed. Total expense for the Company under this plan was approximately $4,000 for 2001. In January 2002, Lipid replaced the plan with a new qualified 401(k) savings plan. Substantially all employees are eligible to participate. Lipid's 401(k) plan provides for a contribution by the Company each year, for non-highly compensated employees. The Company matches 100% of the first 3% of the employee's salary and 50% of every $1.00 of the employee's salary deferred, up to 5%. Total expense for Lipid under this plan was approximately $8,000 and $14,000 for 2004 and 2003, respectively.

NOTE 8: RESTRUCTURING

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

        On January 28, 2003, we announced a new strategic direction for the Company and the application and development of our novel technology of plasma delipidation. In connection with this new strategic direction, we discontinued our Phase 1 human clinical trial in Australia, which was paused in the three months ended September 30, 2002, and ceased all operations in Australia. In the twelve month period ended December 31, 2003, we recorded restructuring charges of approximately $1,104,000 related to this restructuring. As part of this restructuring, we terminated eleven employees. The restructuring related to our new strategic direction was completed in the three months ended March 31, 2003, with all accrued amounts paid by March 31, 2004.

        In connection with these restructuring initiatives, we have recorded the following:

	Real Estate Restructuring		Strategic Restructuring
	Severance & Related Benefits	Lease Termination	Severance & Related Benefits	Cessation Australian Operations	Facility Related	Total
Accrual as of December 2001	$705,000	$180,000	$—	$—	$—	$885,000
Amount paid during the twelve months ended December 31, 2002	(86,000)	—	—	—	—	(86,000)

Accrued balance as of December 31, 2002	619,000	180,000	—	—	—	799,000

Accrued during the twelve months ended December 31, 2003	—	—	734,000	212,000	158,000	1,104,000
Amount paid during the twelve months ended December 31, 2003	(502,000)	(160,000)	(681,000)	(212,000)	(158,000)	(1,713,000)

Accrued balance as of December 31, 2003	117,000	20,000	53,000	—	—	190,000

Amount paid during the twelve months ended December 31, 2004	(117,000)	(20,000)	(53,000)	—	—	(190,000)

Accrued balance as of December 31, 2004	$—	$—	$—	$—	$—	$—

NOTE 9: STOCKHOLDERS' EQUITY

Preferred Stock

        In connection with the merger with Pre-Merger Lipid, the number of shares of preferred stock authorized in the Company's Articles of Incorporation increased to 10,000,000, with no par value, from 1,000,000 with a par value of $0.01 per share. On June 26, 2002, the Company changed its state of incorporation from Arizona to Delaware. The reincorporation was accomplished through a statutory merger of Lipid Sciences, Inc., an Arizona corporation ("Lipid Arizona"), into a newly formed Delaware corporation of the same name ("Lipid Delaware"). In connection with the merger the par value of the Company's preferred stock was decreased to $0.001 per share. This change in the Company's state of incorporation was approved by the holders of a majority of the Company's outstanding shares of Common Stock at the Company's annual meeting of stockholders on June 18, 2002. There was no impact on the Company's financial condition or results of operations as a result of the reincorporation. No shares of the Company's preferred stock have been issued.

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

Common Stock

        In connection with the merger with Pre-Merger Lipid, the number of shares of common stock authorized in the Company's Articles of Incorporation increased to 75,000,000 with no par value, from 50,000,000 with a par value of $0.01 per share. On June 26, 2002, the Company changed its state of incorporation from Arizona to Delaware. The reincorporation was accomplished through a statutory merger of Lipid Sciences, Inc., an Arizona corporation ("Lipid Arizona"), into a newly formed Delaware corporation of the same name ("Lipid Delaware"). As a result of the merger, each outstanding share of Lipid Arizona Common Stock, no par value, was automatically converted into one share of Lipid Delaware Common Stock, par value $0.001. This change in the Company's state of incorporation was approved by the holders of a majority of the Company's outstanding shares of Common Stock at the Company's annual meeting of stockholders on June 18, 2002. There was no impact on the Company's financial condition or results of operations as a result of the reincorporation.

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

        On November 29, 2001, we completed our merger with Pre-Merger Lipid. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the stockholders of Pre-Merger Lipid became stockholders of the Company. In connection with the merger, Pre-Merger Lipid stockholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid stockholders owned approximately 75% of the then outstanding common stock of the Company and the NZ stockholders owned the remaining shares of the Company's common stock. As an additional requirement of the merger, Lipid entered into a stock purchase agreement, with Sun NZ, L.L.C., pursuant to which Sun NZ, agreed to sell 1,505,402 shares of NZ common stock to Lipid at a cash price of $8.00 per share. Lipid purchased the shares from Sun NZ, L.L.C. upon completion of the merger, after which the shares were retired.

        Pursuant to the merger, we notified all stockholders who either did not vote or did not vote in favor of the merger of their option of becoming a holder of "dissenting shares" as defined in Chapter 13 ("Chapter 13") of the California Corporations Code. We determined that in accordance with Section 1300(a) of Chapter 13, the fair market value of a dissenting share as of the day before the first announcement of the terms of the merger was $7.00. In order to pursue dissenters' rights and receive cash for each dissenting share, the dissenting stockholder was required to make a written demand for purchase of the shares in cash, and the demand must have been received by the President of the Company within 30 days of the mailing of the notice. If the Company and the dissenting stockholder agreed upon the price of the shares, then the Company was required to pay the stockholder the agreed price for the dissenting shares. The dissenting stockholder was also required to surrender their share certificate in order to receive payment of the price. Pursuant to two such notices from dissenting stockholders, we paid approximately $470,400 to repurchase 67,200 shares of Pre-Merger Lipid common stock, the equivalent of 104,767 shares of our common stock. All repurchased shares were retired.

        In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company's common stock equaled or exceeded $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equaled or exceeded 1,500,000 shares. Each perfected right entitled the holder to receive up to one additional share of the Company's common stock. NZ stockholders had until April 30, 2002 to become the registered owner of the Company's common stock and were required to continue to hold their shares in direct registered form through November 29, 2003 to perfect each right and receive an additional share of the Company's common stock. Transfer of shares before November 29, 2003 would disqualify the right attached to the transferred shares. We issued approximately 356,000 and 3,090,000 shares of the Company's common stock in 2004 and 2003, respectively, to those individuals and entities who were stockholders of NZ Corporation on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company's common stock.

        As of December 31, 2004, there were 24,912,263 shares of common stock issued and outstanding.

Warrants

        In May 2000, we issued a warrant to purchase 155,902 shares of common stock at $3.21 per share to an existing stockholder as consideration for services provided. We also received cash consideration of $20,000 in exchange for the warrant. The fair value of the immediately exercisable warrant, $216,000 was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of 5 years. The fair value of the warrant in excess of the consideration to be received, $196,000, was charged to operations in 2000. In 2004, the warrant was exercised in full and exchanged for 155,902 shares of our common stock.

        We also issued a warrant to purchase 779,510 shares of common stock to SRI at an exercise price of $3.21 per share in connection with a development agreement. On April 14, 2004, SRI exercised 40,000 of their vested warrant shares in exchange for 40,000 shares of our common stock.

        In May 2001 we issued a warrant to purchase 155,902 shares of common stock at $6.41 per share to a non-employee as consideration for services provided. We also received cash consideration of $20,000 in exchange for the warrant. The fair value of the immediately exercisable warrant, $432,000, was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of 5 years. The fair value of the warrant in excess of the consideration to be received, $412,000, was charged to additional paid-in capital as a cost of financing in 2001.

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

        At December 31, 2004, options to purchase 5,100,577 common shares remain available for grant under all the plans.

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

        Activity under the Plans was as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Shares authorized	3,118,040	—	$—
Options granted	(2,034,523)	2,034,523	2.47

Balance at December 31, 2000	1,083,517	2,034,523	2.47
Additional shares authorized	5,000,000	—	—
Options granted	(1,127,175)	1,127,175	4.16
Options forfeited	109,257	(109,257)	3.21
Options assumed during merger	271,614	628,386	9.53

Balance at December 31, 2001	5,337,213	3,680,827	4.17
Additional shares authorized	500,000	—	—
Options granted	(1,297,894)	1,297,894	5.34
Options forfeited	105,020	(105,020)	4.66

Balance at December 31, 2002	4,644,339	4,873,701	4.47
Additional shares authorized	500,000	—	—
Options granted	(2,961,000)	2,961,000	1.75
Options exercised	—	(27,500)	0.99
Options forfeited	2,557,877	(2,557,877)	3.27

Balance at December 31, 2003	4,741,216	5,249,324	3.54
Additional shares authorized	500,000	—	—
Options granted	(200,000)	200,000	4.93
Options exercised	—	(100,503)	3.13
Options forfeited	59,361	(59,361)	2.64

Balance at December 31, 2004	5,100,577	5,289,460	$3.61

        At December 31, 2004, 2003, 2002, 2001 and 2000, 3,872,400, 2,738,400, 2,507,772, 1,411,086 and 168,894 options, respectively, were exercisable under the Plans. All options granted in 2004, 2002, 2001 and 2000 were granted with exercise prices equal to the fair value of the Company's common stock. Of the 2,961,000 options granted in 2003, 585,000 options were granted with exercise prices above the fair value of the Company's common stock, with the remaining options granted with exercise prices equal to the fair value of the Company's common stock. The weighted-average fair value of options, as determined using the Black-Scholes option valuation model, granted for the periods ended December 31, 2004, 2003, 2002, 2001 and 2000, was $3.49, $0.66, $3.76, $2.79 and $1.66, respectively. The weighted-average exercise price of options that are exercisable for the periods ended December 31, 2004, 2003, 2002, 2001 and 2000, was $4.22, $4.84, $5.02, $5.78 and $7.63, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.89 – $3.21	2,716,106	7.46	$1.64	1,607,316	$1.90
3.50 – 5.13	1,633,059	6.96	4.07	1,348,775	4.02
6.00 – 9.67	648,695	5.79	7.03	624,709	7.07
10.46 – 13.11	291,600	4.51	11.76	291,600	11.76

$0.89 – $13.11	5,289,460	6.94	$3.61	3,872,400	$4.22

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

        In May 2000, we granted an option to purchase 155,902 shares of common stock outside the Plan to a member of our Board of Directors. The option carries an exercise price of $2.25 per share, and has a remaining contractual life of approximately 5.40 years at December 31, 2004. The option vested one-third immediately, with the remaining two-thirds vesting in two equal annual installments on the next two anniversaries of the date of grant.

        In June 2001, we granted an option to purchase 7,796 shares of common stock outside the Plan for services rendered in a private placement transaction. The option carries an exercise price of $3.21 per share, and has a remaining contractual life of approximately 0.77 years at December 31, 2004. The option vested immediately as of the date of grant.

        In 2000 and 2001, we granted options to purchase 701,562 shares of common stock to members of our Scientific Advisory Board. Each option granted vests 20% immediately, with the remaining 80% vesting in equal annual installments on the next three anniversaries of the date of grant. These options were issued at a weighted-average exercise price of $3.21 and $2.44 per share during 2001 and 2000, respectively, and had a life of five years. In June 2004, the expiration date of our Scientific Advisory Board members' option agreements were extended to ten years in an effort to more closely align the expiration date with the terms and scope of their work.

        We recorded compensation income of approximately $168,000 in 2002, and compensation expense of approximately $2,936,000 and $567,000 with respect to the options granted to members of our Scientific Advisory Board in 2001 and 2000, respectively. In 2004 we recorded an additional $855,000 of compensation expense related to the expiration date extension of our Scientific Advisory Board members' option agreements. We also recorded $1,000 and $9,000 of compensation expense in 2003 and 2002, respectively, related to incentive stock options granted to Dr. Radlick, our former CEO, which continued to vest through February 2003, and an additional $758,000 and $352,000 of compensation expense in 2004 and 2003, respectively, related to non-qualified options granted to consultants and members of our Viral Advisory Board.

        Compensation charges were based on the Black-Scholes method with the following assumptions:

	2004	2003	2002
Risk free interest rate	3.14%	2.88%	3.74%
Expected life (in years)	3.52	3.43	2.89
Expected volatility	87.1%	83.0%	80.0%
Expected dividend yield	—	—	—

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

	2004	2003	2002
Risk free interest rate	2.80%	2.54%	4.71%
Expected life (in years)	5.0	4.2	5.0
Expected volatility	87.5%	84.2%	80.0%
Expected dividend yield	—	—	—

        The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        The most commonly accepted option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value of the estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 10: DISCONTINUED OPERATIONS

        As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences' biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of December 31, 2004 and 2003 are as follows:

(In thousands)	2004	2003
Current assets	$2	$13
Royalty credits	1,165	—
Property	—	5,384
Commercial real estate loans	—	1,285
Notes and receivables	—	113

Total assets held for sale	1,167	6,795

Current liabilities	—	269

Total liabilities held for disposal	—	269

Net assets held for disposal	$1,167	$6,526

        Income from discontinued operations reflected in the accompanying statements of operations is comprised of the following:

(In thousands)	2004	2003	2002
Revenues	$177	$1,195	$4,764
Gain on exchange of mineral rights for royalty credits	1,165	—	—
Gain on disposal of assets	87	6	1,412
Operating expenses of discontinued operations	(363)	(1,908)	(5,892)

Net income/(loss) from discontinued operations before taxes	$1,066	$(707)	$284

        In October 2004, the United States Department of the Interior, Minerals Management Service, issued the Company royalty credits in exchange for our remaining mineral rights in New Mexico. Royalty credits are used by the United States Department of the Interior for payment of royalties due under oil and gas leases located on the outer continental shelf. Based on a valuation performed at the time of the merger with NZ, zero value was recorded for these mineral rights and therefore prior to the exchange they had no carrying value. As a result of this exchange the Company recognized a gain of $1,165,000 representing the estimated fair value of the royalty credits less the costs to sell the credits. As of December 31, 2004 the fair value of the credits was recorded in assets held for sale. In February 2005, the Company sold the royalty rights and received cash of $1,165,000.

        During the three months ended March 31, 2003, the Company reclassified the remaining assets of a component of the real estate business from discontinued operations to assets held for use. These assets consisted of certain notes receivable secured by real estate, which the Company obtained as a result of providing seller-financing of prior real estate sales. As a result, notes receivable with a carrying value of $6,569,000 at December 31, 2002 were reclassified from current assets of discontinued

operations to notes receivable. The results of operations of this component, previously reported in discontinued operations through December 31, 2002, were also reclassified and included in interest and other income for all periods presented. Income of $689,000 and $747,000 for the twelve months ended December 31, 2002 and the period from Inception (May 21, 1999) to December 31, 2002, respectively, have been reclassified to interest and other income. All related income tax expenses/benefits and accrued interest have been reclassified accordingly. Of the notes receivable reclassified to assets held for use, one note was prepaid in its entirety in June 2003 and the remaining two notes were prepaid at a discount in May 2004. These payoffs reduced the carrying value of the reclassified assets to zero at December 31, 2004.

NOTE 11: INCOME TAXES

        Income tax benefit/(expense) is comprised of the following:

(In thousands) For the years ended December 31,	2004	2003	2002
Current:
Federal	$—	$—	$(8)
State	2	(2)	(13)
Foreign	—	(65)	(23)

Total current tax benefit/(expense)	2	(67)	(44)
Deferred:	—
Federal	—	—	4,642
State	—	—	1,119

Total income tax benefit/(expense)	$2	$(67)	$5,717

        The reconciliation of the computed statutory income tax benefit to the effective income tax benefit/(expense) follows:

(In thousands) For the years ended December 31,	2004	2003	2002
Statutory federal income tax expense	$3,590	$3,726	$7,111
State income taxes, net of federal benefit	—	(2)	729
Valuation Allowance	(4,004)	(4,089)	(3,694)
Research Tax Credit	304	207	644
Other	112	91	927

Total income tax benefit/(expense)	$2	$(67)	$5,717

        Deferred income taxes are recorded based upon differences between the financial statements and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(In thousands)	2004	2003
Current deferred tax assets and liabilities:
Accruals and deferred compensation	$111	$64
Basis difference in assets	—	268
Commercial real estate loans/deferred revenue	—	193
Capitalized acquisition costs	418	578
Other	(99)	217
Valuation allowance	(430)	(1,320)

Total current deferred tax assets	$—	$—

(In thousands)	2004	2003
Noncurrent deferred tax assets and liabilities:
Net operating losses	$13,370	$9,614
Stock options	1,359	1,671
Basis difference in assets	577	64
Research and development credits	2,732	2,325
Other	7	7
Valuation allowance	(18,045)	(13,681)

Total non current deferred tax assets	$—	$—

        A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a valuation allowance at December 31, 2004 and 2003 due to the uncertainty of realizing future tax benefits from certain of the company's net operating loss ("NOL") carryforwards and credits.

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

        At December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $37,000,000 and $14,000,000 respectively. These carryforwards begin to expire in 2020 and 2012 for federal and state purposes, respectively. The Company also has available federal and California research and development tax credit carryforwards of approximately $1,700,000 and $1,600,000, respectively. These carryforwards begin to expire in 2020 for federal tax purposes.

NOTE 12: UNAUDITED QUARTERLY FINANCIAL INFORMATION

        Certain unaudited quarterly financial information for the years ended December 31, 2004 and 2003 is presented below:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenue	$—	$—	$—	$32
Loss from operations	$(2,894)	$(3,509)	$(3,189)	$(2,416)
Net loss	$(2,644)	$(3,562)	$(3,223)	$(1,147)
Basic and diluted net loss per share	$(0.11)	$(0.14)	$(0.13)	$(0.05)

2003
Revenue	$—	$—	$—	$—
Loss from operations	$(3,865)	$(2,634)	$(2,340)	$(2,428)
Net loss	$(3,588)	$(2,032)	$(2,873)	$(2,534)
Basic and diluted net loss per share	$(0.17)	$(0.10)	$(0.14)	$(0.11)

NOTE 13: SEGMENTS

        As a result of the merger between Pre-Merger Lipid and NZ, the Company was previously organized into two segments, Biotechnology and Real Estate. The Biotechnology segment is primarily engaged in the research and development of products and processes focused on treating major medical indications in which lipids, or fat components, play a key role. The Real Estate segment consisted of the business of NZ prior to the merger. As part of the merger, we announced our intent to conduct an orderly disposition of the real estate assets, including commercial real estate loans, acquired to fund the ongoing operations of Lipid Sciences. On March 22, 2002, we approved a plan to dispose of the Real Estate segment and focus on Biotechnology in the future (see Note 10 of the Consolidated Financial Statements). As a result, we operate in only the Biotechnology segment.

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
December 31, 2004
(In thousands)

Description	Interest rate	Final maturity date	Periodic payment terms	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
None				$—	$—	$—

				$—	$—	$—

(A)    Schedule IV—Mortgage Loans on Real Estate

Years ended December 31, (in thousands)	2004	2003	2002
Balance at beginning of period	$6,910	$8,838	$28,381
Additions during period:
New mortgage loans acquired through merger	—	—	—
New mortgage loans	—	—	3,156
Deduction during period:
Collections of principal, net of gains and losses recognized on the payoff of mortgage loans	(6,910)	(1,928)	(22,699)

Balance at close of year	$—	$6,910	$8,838

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipid Sciences, Inc.
/s/ S. Lewis Meyer, Ph.D. S. Lewis Meyer, Ph.D. President and Chief Executive Officer Date: March 15, 2005

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

Signature	Title	Date

/s/ S. LEWIS MEYER, PH.D. S. Lewis Meyer, Ph.D.	President & Chief Executive Officer	March 15, 2005
/s/ SANDRA GARDINER Sandra Gardiner	Chief Financial Officer	March 15, 2005
/s/ RICHARD G. BABBITT Richard G. Babbitt	Chairman	March 15, 2005
/s/ H. BRYAN BREWER, JR., M.D. H. Bryan Brewer, Jr., M.D.	Director	March 15, 2005
/s/ FRANK M. PLACENTI Frank M. Placenti	Director	March 15, 2005
/s/ WILLIAM A. POPE William A. Pope	Director	March 15, 2005
/s/ BOSKO DJORDJEVIC Bosko Djordjevic	Director	March 15, 2005
/s/ GARY S. ROUBIN, M.D., PH.D. Gary S. Roubin, M.D., Ph.D.	Director	March 15, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (7)
3.2	Bylaws (7)
4.1	Form of Common Stock Certificate (8)
10.1	2001 Performance Equity Plan, as amended (8)
10.2	2000 Stock Option Plan, as amended (2)
10.3	1997 Stock Incentive Plan (3)
10.4	Form of Lipid Sciences, Inc. Incentive Stock Option Agreement for 2001 Performance Equity Plan
10.5	Form of Lipid Sciences, Inc. Non-Qualified Stock Option Agreement for 2001 Performance Equity Plan
10.6	Form of Lipid Sciences, Inc. Non-Qualified Stock Option Agreement for Outside Directors and Consultants (2)
10.7	Form of Lipid Sciences, Inc. Non-Qualified Stock Option Agreement Outside the Plan (2)
10.8	Amended and Restated Employment Agreement with Sandra Gardiner, dated July 1, 2003 (9)
10.9	Form of Indemnification Agreement between Lipid Sciences, Inc. and its directors and officers (8)
10.10	Intellectual Property License Agreement between Lipid Sciences, Inc. and Aruba International Pty. Ltd. dated December 30, 1999 (4) *
10.11	Development Agreement between SRI International and Lipid Sciences, Inc., dated October 6, 2000 (1) *
10.12	Amendment No. One to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 8, 2001 (1) *
10.13	Amendment No. Two to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 28, 2001 (4)
10.14	Amendment No. Three to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of May 12, 2001 (1) *
10.15	Warrant and Shareholders Rights Agreement issued by Lipid Sciences, Inc. to SRI International under the Development Agreement dated March 8, 2001 (4)
10.16	Service Agreement between Lipid Sciences, Inc. and Karuba International Pty. Ltd., dated November 27, 2001 (6)
10.17	Deed among Lipid Sciences, Inc., Karuba International Pty. Ltd., and Bill E. Cham, dated November 29, 2001 (6)
10.18	Amended and Restated Employment Agreement with Dale Richardson, dated July 1, 2003 (9)
10.19	Employment Agreement with Jo-Ann B. Maltais, Ph.D., dated August 25, 2000 (5)
10.20	Amended and Restated Employment Agreement with Marc Bellotti, dated July 1, 2003 (9)
10.21	Form of Employee Confidential Information and Inventions Agreement entered into by all employees of Lipid Sciences, Inc. (5)
10.22	Employment Agreement with S. Lewis Meyer, dated April 14, 2003 (9)
10.23	Service Agreement with H. Bryan Brewer Jr., dated September 18, 2003 (9)
10.24	Deed of Assignment between Aruba International Pty Ltd. and Aruba International B.V., dated November 24, 2004
21.1	Subsidiaries of Lipid Sciences, Inc. (6)
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
23.2	Consent of Ernst & Young LLP, Independent Auditors
24.1	Powers of Attorney (Included on Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)
This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2002 and is incorporated herein by reference.

(7)
This exhibit is filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 and is incorporated herein by reference.

(8)
This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the SEC on March 28, 2003.

(9)
This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the SEC on March 15, 2004 and is incorporated herein by reference.

*
Confidential treatment has been granted with respect to certain portions of these agreements.

QuickLinks

LIPID SCIENCES, INC. FORM 10-K For the Fiscal Year Ended December 31, 2004 Table of Contents
EXPLANATORY NOTE
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
LIPID SCIENCES, INC. (A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Lipid Sciences, Inc. Notes to Consolidated Financial Statements
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE December 31, 2004 (In thousands)
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS