Form 10-Q
period 2005-03-31
LIPID SCIENCES INC/
filed 2005-05-10
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 30, 2005
Common Stock $0.001 par value	24,917,263

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended March 31, 2005

Table of Contents

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004, and cumulative period from Inception (May 21, 1999) to March 31, 2005	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, and cumulative period from Inception (May 21, 1999) to March 31, 2005	3
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

INDEX TO EXHIBITS FOR FORM 10-Q		20

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheet (Unaudited)

(In thousands, except share amounts)	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,901	$4,640
Short-term investments	11,922	12,414
Prepaid expenses	256	313
Restricted cash	106	105
Other current assets	8	11
Assets held for sale	—	1,167
Total current assets	16,193	18,650
Property and equipment	385	436
Total assets	$16,578	$19,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,064	$863
Accrued related party royalties	375	750
Accrued compensation	551	542
Income taxes payable	4	—
Other current liabilities	17	20
Total current liabilities	2,011	2,175
Total liabilities	2,011	2,175

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,912,263 and 24,912,263 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	25	25
Additional paid-in capital	69,994	69,953
Deficit accumulated in the development stage	(55,452)	(53,067)
Total stockholders’ equity	14,567	16,911
Total liabilities and stockholders’ equity	$16,578	$19,086

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Period from Inception (May 21, 1999) to March 31,
(In thousands, except per share amounts)	2005	2004	2005

Grant Revenue	$—	$—	$32
Operating expenses:
Research and development	1,624	1,828	46,702
Selling, general and administrative	848	1,066	20,404
Total operating expenses	2,472	2,894	67,106
Operating loss	(2,472)	(2,894)	(67,074)
Interest and other income	87	188	3,215
Loss from continuing operations	(2,385)	(2,706)	(63,859)
Income tax benefit	—	—	8,004
Net loss from continuing operations	(2,385)	(2,706)	(55,855)
Discontinued operations:
Income from discontinued operations	—	62	582
Income tax expense	—	—	(179)
Income from discontinued operations – net	—	62	403
Net loss	$(2,385)	$(2,644)	$(55,452)

Loss per share – basic and diluted:
Net loss per share continuing operations	$(0.10)	$(0.11)
Income per share discontinued operations	$—	$—
Net loss per share	$(0.10)	$(0.11)

Weighted average number of common shares outstanding – basic and diluted	24,912	24,437

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,		Period from Inception (May 21, 1999) to March 31,
(In thousands)	2005	2004	2005
Cash flows used in operating activities:
Net loss from continuing operations	$(2,385)	$(2,706)	$(55,855)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	61	80	1,021
Loss on disposal of assets	—	—	203
Accretion of discount on investments	(60)	(24)	(342)
Stock compensation expense for options issued to consultants and advisors	41	409	6,018
Issuance of warrants to consultants	—	—	1,044
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	60	156	(265)
Notes receivable	—	—	6,569
Restricted cash	—	—	(105)
Income taxes	4	(11)	4
Accounts payable and other current liabilities	198	(620)	(968)
Accrued related party royalties	(375)	125	375
Accrued compensation	9	(100)	551
Deferred rent	—	(2)	—
Net cash used in operating activities	(2,447)	(2,693)	(41,750)

Cash flows provided by/(used in) investing activities:
Capital expenditures	(11)	(39)	(1,624)
Proceeds from disposal of assets	—	—	14
Purchases of investments	(3,448)	—	(44,205)
Maturities and sales of investments	4,000	1,500	32,625
Net cash provided by/(used in) investing activities	541	1,461	(13,190)

Cash flows provided by financing activities:
Acquisition of NZ Corporation – cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	—	55	18,390
Proceeds from issuance of warrants	—	—	40
Net cash provided by financing activities	—	55	24,720
Net decrease in cash and cash equivalents from continuing operations	(1,906)	(1,177)	(30,220)
Net cash provided by discontinued operations	1,167	6,559	34,121
Cash and cash equivalents at beginning of period	4,640	4,905	—
Cash and cash equivalents at end of period	$3,901	$10,287	$3,901

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)

	Three Months Ended March 31,		Period from Inception (May 21, 1999) to March 31,
(In thousands)	2005	2004	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax paid/(recovered)	—	—	(1,473)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)
Fair value of assets acquired (other than cash)	$—	$—	$40,286

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs	$—	$—	$2,050

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

Historically, NZ engaged in various real estate and commercial real estate lending activities.  On March 22, 2002, the Company formalized a plan to discontinue the operations of its real estate and real estate lending business, including commercial real estate loans, to fund the ongoing operations of Lipid Sciences’ biotechnology business.  As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented.

In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.  As of March 31, 2005, we had cash and cash equivalents and short-term investments equal to approximately $15.8 million.  We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects, through at least the early part of 2006.  We expect additional capital will be required in the future.  We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated.

The Condensed Consolidated Financial Statements presented are unaudited and in the opinion of management reflect all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of the financial condition and results of operations as of, and for, the interim periods presented.  The results for interim periods are not necessarily indicative of the results to be expected for the full year.  The December 31, 2004 balance sheet, as presented, was derived from the audited Consolidated Financial Statements as of December 31, 2004.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.

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

	At March 31,
	2005	2004
Stock options	6,362,245	6,262,436
Warrants to purchase common stock	895,412	1,076,314
Contingently issuable shares pursuant to stock rights	—	10,330
	7,257,657	7,349,080

NOTE 3:  STOCK COMPENSATION

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

	Three Months Ended March 31,
	2005	2004
Reported net loss	$(2,385)	$(2,644)
Compensation expense for stock options	(248)	(494)
Pro forma net loss	$(2,633)	$(3,138)

Net loss per share – basic and diluted:
As reported	$(0.10)	$(0.11)
Pro forma	$(0.11)	$(0.13)

Stock compensation expense related to options granted to non-employees as consideration for services was $41,000 and $409,000 for the three-months ended March 31, 2005 and 2004, respectively.

NOTE 4:  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  This statement is effective beginning with our first quarter of fiscal 2006.  We are currently evaluating the requirements of SFAS No. 123(R) and expect that the adoption of SFAS No. 123(R) may have a material impact on our consolidated results of operations and earnings per share.

NOTE 5:  RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors.  As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000.  Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents.  Our human clinical trial commenced during the three month period ended June 30, 2002.  For the three month periods ended March 31, 2005 and 2004, we have expensed $125,000 and $125,000, respectively, related to this agreement.  Amounts for 2005 and 2004 were charged to research and development expense.  In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.

NOTE 6:  DISCONTINUED OPERATIONS

As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans, were acquired.  As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of our biotechnology business.  On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans.  All of those assets were included in the Real Estate segment.  The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal.  As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented.  The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of March 31, 2005 and December 31, 2004, are as follows:

(In thousands)	March 31, 2005	December 31, 2004
Current assets	$—	$2
Royalty credits	—	1,165
Total assets held for sale	—	1,167
Net assets held for disposal	$—	$1,167

In October 2004, the United States Department of the Interior, Minerals Management Service, issued the Company royalty credits in exchange for our remaining mineral rights in New Mexico.  Royalty credits are used by the United States Department of the Interior for payment of royalties due under oil and gas leases located on the outer continental shelf.  Based on a valuation performed at the time of the merger with NZ, zero value was recorded for these mineral rights and therefore prior to the exchange they had no carrying value.  As a result of this exchange the Company recognized a gain of $1,165,000 in 2004, representing the estimated fair value of the royalty credits less the costs to sell the credits.  As of December 31, 2004 the fair value of the credits was recorded in assets held for sale.  In February 2005, the Company sold the royalty credits and received cash of $1,165,000.  The sale of the royalty credits in February 2005 represented the final disposition of the Company’s real estate related assets.

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

You should read the discussion below in conjunction with Part I, Item 1, “Financial Statements,” of this Form 10-Q and Part II, Items 7, 7A and 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Financial Statements and Supplementary Data,” respectively, of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

On November 29, 2001, the merger between NZ and Pre-Merger Lipid was completed.  The merger with NZ was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of the Company’s common stock immediately after the merger.  Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes.  Accordingly, all financial information prior to November 29, 2001 included in this report reflects Pre-Merger Lipid results.  As a result of the merger, certain real estate assets were acquired, and thus our business was organized into two segments: Biotechnology and Real Estate. On March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment, and as of March 31, 2005, we have completed the disposition of these real estate assets.

In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.

We intend to finance our operations through public or private equity or debt financings, the pursuit of research and development grants, and cash on hand.  We anticipate that existing cash, cash equivalents and short-term investments will provide sufficient working capital for our operations, including our current development projects, through at least the early part of 2006.  In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses, including out-licensing opportunities of our proprietary delipidation process for non-human health applications such as the field of animal health, upon receiving all relevant approvals.  If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

On September 23, 2004, we announced the initiation of a HDL Therapy non-human primate study conducted at the Wake Forest University Baptist Medical Center under the direction of Dr. Lawrence L. Rudel.  This pre-clinical animal study was designed to demonstrate the safety and effectiveness of the Company’s HDL Therapy system in a relevant human-like model.  The study subjects, African green monkeys, a widely-accepted model for human atherosclerosis, were evaluated with intravascular ultrasound (IVUS) to establish a baseline at the beginning of the study.  A second IVUS was conducted at the conclusion of the sequence of 12 weekly infusions of plasma that had been delipidated by Lipid Sciences’ proprietary process and device.  The infusions appear to have been well tolerated by the study subjects.  The complex body of IVUS data acquired in this study is now being analyzed by Dr. Steven E. Nissen, Vice-Chairman of Cardiology at the Cleveland Clinic Foundation, and his colleagues.  We anticipate that the analysis of all of the data resulting from this study will be completed by mid-2005.  We believe that a successful conclusion of this innovative study could lead to a new therapeutic approach in the treatment of cardiovascular diseases, such as heart attacks and strokes, in high-risk patients.

In April 2005, we received an extension of our Small Business Technology Transfer (STTR) grant from the National Institutes of Health (NIH).  The grant was extended for a term of one year and will expire in March 2006.  The overall goal of this STTR grant is for us to use our proprietary delipidation technology to provide proof of principle of viral particle modification to prepare a preventative vaccine against the Severe Acute Respiratory Syndrome (SARS) coronavirus.  No significant costs related to the grant were incurred during the three months ended March 31, 2005.

In March 2005, the Company met with representatives of the Center for Devices and Radiological Health of the FDA.  At this meeting the Company discussed steps necessary for us to proceed with the submission of an Investigational Device Exemption (IDE), covering our HDL Therapy system in the third quarter of this year.  The approval of an IDE is necessary in order for us to initiate a human clinical trial.

In April 2005, results of an in vivo study supporting our Viral Immunotherapy Platform were presented at the Keystone Symposium – an important forum for presenting new data in the area of HIV research.  The in vivo study was designed to demonstrate whether there was a measurable response to delipidated Simian Immunodeficiency Virus (SIV) in severely SIV-infected monkeys.  SIV is a widely-accepted primate model for viral diseases like HIV.  This preliminary study demonstrated that the autologous SIV virus delipidated by Lipid Sciences’ proprietary delipidation process was efficiently recognized by the animals’ immune systems and has resulted in a measurable improvement in the conventional indicators of overall health in the study animals.  The results included a viral load reduction of 90+%, weight gain, and extended post-infection survival.  The ability to use small amounts of a patient’s autologous circulating viral antigen to generate a virus-specific immune response could potentially lead to the control of viral replication and provide a unique approach to the development of an effective treatment for chronic HIV infection.  By mid-2005 we plan to launch a pre-clinical safety and effectiveness study in a statistically significant group of SIV-infected non-human primates.  The purpose of this study will be to gather sufficient information to begin our dialogue with the Food and Drug Administration about a human clinical trial for the treatment of HIV-infected patients.

Results of Continuing Operations – Three Months Ended March 31, 2005 and 2004

Revenue.  We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (HDL Therapy) and viral infections (Viral Immunotherapy).

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory, and business development expenses.  Research and development expenses decreased approximately $204,000, or 11%, to $1,624,000 in the three months ended March 31, 2005 from $1,828,000 for the same period in 2004.  The decrease was due primarily to a reduction in stock compensation expense as a result of the full amortization in 2004 of stock options issued to certain consultants and decreased external development expenses related to the production of our delipidation device.  This decrease was partially offset by an increase in outside research expenses related to our non-human primate study that commenced in the third quarter of 2004 at the Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  For the three months ended March 31, 2005, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses.  General and administrative expenses decreased approximately $218,000, or 20%, to $848,000 in the three months ended March 31, 2005 from $1,066,000 for the same period in 2004.  The decrease was due primarily to a reduction in stock compensation expense as a result of the full amortization in 2004 of stock options issued to certain consultants and a decrease in legal and administrative fees associated with the issuance of common stock in 2004 related to our merger with NZ.

Interest and Other Income.  Interest and other income for the three months ended March 31, 2005 decreased approximately $101,000, or 54%, to $87,000 from $188,000 for the same period in 2004.  The decrease was due primarily to the absence of interest income generated from two notes receivable, which were paid off in May 2004.  This decrease was partially offset by higher average cash and short-term investment balances coupled with higher investment yields during the three months ended March 31, 2005.

Results of Discontinued Operations – Three Months Ended March 31, 2005 and 2004

During the three months ended March 31, 2005, the Company recorded no net income or loss from discontinued operations.  This compares with $62,000 in net income recorded in the three months ended March 31, 2004.  As of December 31, 2004, all real estate assets acquired in the merger had been disposed of, and therefore we did not have any income or loss to report for discontinued operations for the three months ended March 31, 2005.

Liquidity and Capital Resources

Pre-Merger Lipid financed its operations principally through two private placements of equity securities, which yielded net proceeds of approximately $16,900,000, and the sale of common stock to one of its founders.  The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs.

The net cash used in operating activities was approximately $2,447,000 for the three months ended March 31, 2005, resulting primarily from operating losses incurred as adjusted for non-cash compensation charges.  Contributing to the cash used in operating activities was a $500,000 payment of related party royalties, which reflected the minimum annual royalty due to Bill E. Cham, Ph. D., a founding stockholder of Pre-Merger Lipid and one of our former Directors (See Note 5).  This payment was partially offset by a $125,000 accrual recorded in the three months ended March 31, 2005, reflecting one quarter of the minimum annual royalty payment due to Dr. Cham for 2005.  The net cash used in operating activities in the three months ended March 31, 2004, was approximately $2,693,000, resulting from operating losses incurred as adjusted for non-cash compensation charges.  Contributing to the cash used in operating activities for the three months ended March 31, 2004 was the payment of accounts payable and other current liabilities.

The net cash provided by investing activities was approximately $541,000 and $1,461,000 for the three month periods ended March 31, 2005 and 2004, respectively. The net cash provided by investing activities for these periods was primarily attributable to the purchase and subsequent maturities of short-term investments and purchase of capital equipment.

There was no net cash provided by financing activities for the three months ended March 31, 2005.  Net cash provided by financing activities of approximately $55,000 for the three months ended March 31, 2004, was attributable to proceeds collected from the exercises of options and warrants on our common stock.

Net cash provided by discontinued operations was approximately $1,167,000 and $6,559,000 for the three month periods ended March 31, 2005 and 2004, respectively.  The net cash provided by discontinued operations in the three months ended March 31, 2005 was primarily attributable to the sale of royalty credits in February 2005, representing the final real estate related transaction.  The net cash provided by discontinued operations in the three months ended March 31, 2004 was primarily due to the sale of real estate assets and collection of principal payments on notes receivable.

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors.  As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000.  Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents.  Our human clinical trial commenced during the three month period ended June 30, 2002.  In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company, controlled by Dr. Cham.

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

Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms.  The expected use of funds related to our HDL Therapy platform includes costs associated with the conclusion of the animal study at Wake Forest University and increasing investment in resources needed to prepare for a human clinical trial.  The expected use of funds related to our Viral Immunotherapy platform includes costs associated with the launch of a pre-clinical safety and effectiveness study, which, with approval from the FDA, could lead to a human clinical trial for the treatment of HIV-infected patients.  We expect our principal sources of funds to be cash on hand.  As of March 31, 2005, we had cash and cash equivalents and short-term investments equal to approximately to $15,823,000.  We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects, through at least the early part of 2006.  We expect additional capital will be needed in the future.  Our Board of Directors continues to consider various strategic initiatives, including third-party inquiries, public or private equity or debt financings, the formation of strategic development or licensing partnerships, and strategic business combinations.  However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

Contractual Obligations

Future estimated contractual obligations are:

(In thousands)	2005	2006	2007	2008	2009	2010	Total
Long-Term Debt Obligations	$—	$—	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—	—	—
Operating Leases*	156	206	211	217	223	56	1,069
Purchase Obligations**	—	—	—	—	—	—	—
Royalty Payments***	500	500	500	500	500	500	3,000
Other Long-Term Liabilities Reflected on the Company’s Consolidated Balance Sheet	—	—	—	—	—	—	—
Total	$656	$706	$711	$717	$723	$556	$4,069

*We extended our operating lease in May 2005.  The lease will terminate in March 2010.

**While the Company does have various consulting agreements, these agreements are cancelable without penalty, generally with thirty days written notice.

***We have agreed to pay annual royalties in the amount of $500,000 to Aruba International B.V. in exchange for the exclusive worldwide rights to certain patents, trademarks, and technology.  Under certain circumstances, additional payments related to this agreement could be required in the future.  The amounts presented in the above table reflect the minimum annual royalty amount payable through the next six years.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Stock Compensation

The Company accounts for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, thus, recognizes no compensation expense for those options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.  As permitted, the Company has elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Significant judgment is required on the part of management in determining the proper assumptions to use in the computation of the amounts to be disclosed or recorded pursuant to the provisions of SFAS No. 123.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model.  The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected life, volatility and dividend yield of the option.  Management bases its assumptions on historical data where available.  However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and are therefore subject to management’s judgment.

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

In assessing the realizability of deferred tax assets to determine the need for any valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Our significant accounting policies are more fully described in our audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2004, which appear in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2005.

Factors That May Affect Future Results and Financial Condition

If we are unable to obtain adequate funds, we may not be able to develop and market our potential products.

As of March 31, 2005, we had cash, cash equivalents and short-term investments equal to approximately $15,823,000.  We believe that we have at our disposal sufficient capital to fund our operations, including our current development projects, through at least the early part of 2006.  As of March 31, 2005, we have disposed of all of our real estate and other assets held by the Company before the merger.

For the three months ended March 31, 2005, we incurred a net loss of approximately $2,385,000 and since Inception through March 31, 2005, we have accumulated a deficit of approximately $55,452,000.  We expect to continue to incur losses for the foreseeable future as we continue funding for clinical testing and other activities related to seeking approval to market our products.  Conducting clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital.

In the near future, we will require additional capital in amounts that cannot be quantified, but are expected to be significant.  We intend to seek capital needed to fund our operations through new collaborations, through pursuit of research and development grants, or through public or private equity or debt financings.  Additional financing may not be available on terms favorable to us, or at all.  If we are unable to obtain financing on acceptable terms or at all, our ability to continue our business as planned will be significantly impaired and we may be forced to cease operations.

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

Our technology, and hence, our business, at present is limited to addressing two medical applications: cardiovascular disease, using our HDL Therapy platform, and viral infections, using our Viral Immunotherapy platform.  HDL Therapy is aimed at developing treatments for the reversal of atherosclerosis, while the Viral Immunotherapy platform is focused on treatments for people suffering from conditions associated with infection from lipid-enveloped viruses such as HIV, Hepatitis B and C, SARS coronavirus, influenza and West Nile.  If our technology does not prove to be safe or effective, if we otherwise fail to receive regulatory approval for our potential product indications, or if we fail to successfully commercialize any product that may receive regulatory approval, our business prospects would be significantly harmed and we may even be forced to cease operations.

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

We have entered into an agreement for an exclusive license to patents, know-how and other intellectual property relating to our foundation technology for removal of lipids from proteins and our continued operations at present are dependent upon such intellectual property.  The licensor is Aruba International B.V., a company controlled by Dr. Bill E. Cham, a founding stockholder of Pre-Merger Lipid and one of our former Directors.  Dr. Cham also controls KAI International, LLC, our largest stockholder.  The technology licensed from Aruba International B.V. currently represents an important part of the technology owned or licensed by us.  Aruba International B.V. may terminate the license agreement if we fail to perform and fail to remedy, following written notice, any default with respect to our material obligations under the agreement, including our obligations to make royalty payments, or if we cease, without intention to resume, all efforts to commercialize the subject matter of the licensed intellectual property.  If our license with Aruba International B.V. terminates, our business would be significantly harmed and may cause us to cease operations.

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

Our future success will depend in part on our ability to obtain patent protection, enforce patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third parties with respect to their technology, both in the United States and in foreign countries.  We currently have an exclusive license from Aruba International B.V. with respect to three issued U.S. patents, three issued Australian counterpart patents, one issued Japanese counterpart patent, one issued European counterpart patent and counterpart applications as well as independent pending patent applications.  The issued U.S. patents will expire in January 2008, January 2016 and June 2017.  There are additional pending applications assigned to us and we are constantly strengthening our IP portfolio in accordance with our technological advancements.  Each of the patents and pending applications relates to different aspects of our technology platforms.  However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged.  The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions.  Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

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

If it were ultimately determined that our intellectual property rights are unenforceable, or that our use of our technology infringes on the intellectual property rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market products using our technology.  We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable.  In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies.  Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors’ products.  Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents or litigation against our partners, may be costly and time-consuming and could significantly harm our business.

Because of the large number of patent filings in the biopharmaceutical field, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary intellectual property rights relating to products or processes competitive with or similar to ours.  We cannot be certain that U.S. or foreign patents do not exist or will not be issued that would preempt or otherwise harm our ability to commercialize our products and product candidates.

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

•      political developments or proposed legislation in the biotechnology, medical device or healthcare industries;

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

As of March 31, 2005, 6,362,245 stock options and 895,412 warrants to purchase common stock were outstanding, which if exercised, would result in the issuance of our common stock.  Moreover, in the near future, we anticipate the need for additional capital to fund our operations.  Such capital could be obtained be selling additional common stock or other equity instruments.  Any future issuance of our common stock will have the effect of diluting ownership of existing stockholders.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the Nasdaq National Market rules, are creating uncertainty for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, we might be subject to sanctions or investigations by regulatory authorities, such as the SEC or the Nasdaq National Market, and our reputation may be harmed.  Any such action could adversely affect our financial results and the market price of our common stock.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002, “Section 404”.  We are evaluating our internal controls systems in order to allow management to report on, and our independent registered public accountants to attest to, our internal controls, as required by Section 404.  We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404.  As a result, we are incurring additional expenses and a diversion of management’s time.  While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is currently only limited precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market.  Any such action could adversely affect our financial results and the market price of our common stock.

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

As of March 31, 2005, the amortized cost of our investment portfolio, which equaled approximately $11,922,000, exceeded the market value of the investments contained in the portfolio by approximately $16,000.  We have both the ability and intent to hold the securities contained in the investment portfolio until their respective maturity dates.  Additionally, all securities contained in the investment portfolio have maturity dates of less than one year. Therefore, we have concluded that this unrealized loss is not considered “other than temporary”, as defined by the Emerging Issues Task Force (EITF) Issue 03-1-1 “The Meaning of Other-Than-Temporary Impairments and its Applications to Certain Investments”, and we have not booked any impairment charges related to this unrealized loss.  Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

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

Date: May 10, 2005	Lipid Sciences, Inc.

	By:	/s/ Sandra Gardiner
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