Form 10-Q
period 2005-06-30
LIPID SCIENCES INC/
filed 2005-08-10
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2005
Common Stock $0.001 par value	24,921,763

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended June 30, 2005

Table of Contents

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004, and cumulative period from Inception (May 21, 1999) to June 30, 2005	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004, and cumulative period from Inception (May 21, 1999) to June 30, 2005	3
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

INDEX TO EXHIBITS FOR FORM 10-Q		22

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheet (Unaudited)

(In thousands, except share amounts)	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,881	$4,640
Short-term investments	9,918	12,414
Prepaid expenses	177	313
Restricted cash	—	105
Other current assets	10	11
Assets held for sale	—	1,167
Total current assets	13,986	18,650
Property and equipment	448	436
Long-term lease deposits	19	—
Total assets	$14,453	$19,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,505	$863
Accrued related party royalties	500	750
Accrued compensation	372	542
Income taxes payable	4	—
Other current liabilities	—	20
Total current liabilities	2,381	2,175
Deferred rent	3	—
Total liabilities	2,384	2,175

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 24,921,763 and 24,912,263 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	25	25
Additional paid-in capital	70,125	69,953
Deficit accumulated in the development stage	(58,081)	(53,067)
Total stockholders’ equity	12,069	16,911
Total liabilities and stockholders’ equity	$14,453	$19,086

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (May 21, 1999) to June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004	2005

Grant Revenue	$1	$—	$1	$—	$33
Operating expenses:
Research and development	1,872	2,655	3,495	4,482	48,574
Selling, general and administrative	861	854	1,709	1,921	21,264
Total operating expenses	2,733	3,509	5,204	6,403	69,838
Operating loss	(2,732)	(3,509)	(5,203)	(6,403)	(69,805)
Interest and other income	102	23	189	211	3,317
Loss from continuing operations	(2,630)	(3,486)	(5,014)	(6,192)	(66,488)
Income tax benefit	—	—	—	—	8,004
Net loss from continuing operations	(2,630)	(3,486)	(5,014)	(6,192)	(58,484)
Discontinued operations:
Income/(loss) from discontinued operations	—	(76)	—	(14)	582
Income tax expense	—	—	—	—	(179)
Income/(loss) from discontinued operations - net	—	(76)	—	(14)	403
Net loss	$(2,630)	$(3,562)	$(5,014)	$(6,206)	$(58,081)
Loss per share — basic and diluted:
Net loss per share continuing operations	$(0.11)	$(0.14)	$(0.20)	$(0.25)
Net loss per share discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share	$(0.11)	$(0.14)	$(0.20)	$(0.25)
Weighted average number of common shares outstanding — basic and diluted	24,920	24,659	24,916	24,548

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		Period from Inception (May 21, 1999) to June 30,
(In thousands)	2005	2004	2005
Cash flows (used in)/provided by operating activities:
Net loss from continuing operations	$(5,014)	$(6,192)	$(58,485)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	114	162	1,074
Loss on disposal of assets	—	—	203
Accretion of discount on investments	(136)	(51)	(418)
Stock compensation expense for options issued to consultants and advisors	162	1,448	6,140
Issuance of warrants to consultants	—	—	1,044
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	137	146	(187)
Notes receivable	—	5,513	6,569
Other assets	(19)	—	(19)
Income taxes	4	(16)	4
Accounts payable and other current liabilities	537	(723)	(629)
Accrued related party royalties	(250)	250	500
Accrued compensation	(170)	(52)	372
Deferred rent	3	(5)	3
Net cash (used in)/provided by operating activities	(4,632)	480	(43,829)

Cash flows provided by/(used in) investing activities:
Capital expenditures	(41)	(39)	(1,654)
Restricted cash	105	108	—
Proceeds from disposal of assets	—	—	14
Purchases of investments	(7,368)	(6,933)	(48,125)
Maturities and sales of investments	10,000	7,000	38,625
Net cash provided by/(used in) investing activities	2,696	136	(11,140)

Cash flows provided by financing activities:
Acquisition of NZ Corporation – cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	10	184	18,399
Proceeds from issuance of warrants	—	—	40
Net cash provided by financing activities	10	184	24,729
Net (decrease)/increase in cash and cash equivalents from continuing operations	(1,926)	800	(30,240)
Cash flows provided by discontinued operations:
Operating activities	1,167	6,395	38,173
Investing activities	—	—	10,856
Financing activities	—	—	(14,908)
Net cash provided by discontinued operations	1,167	6,395	34,121
Cash and cash equivalents at beginning of period	4,640	4,905	—
Cash and cash equivalents at end of period	$3,881	$12,100	$3,881

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)

	Six Months Ended June 30,		Period from Inception (May 21, 1999) to June 30,
(In thousands)	2005	2004	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax paid/(recovered)	—	—	(1,473)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)
Fair value of assets acquired (other than cash)	$—	$—	$40,286

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs	$—	$—	$2,050

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

In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.  As of June 30, 2005, we had cash and cash equivalents and short-term investments equal to approximately $13.8 million.  We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects, through at least the first half of 2006.  We expect additional capital will be required in the future.  We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings.

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  Cash flows from restricted cash for the six month period ended June 30, 2004 have been reclassified from cash provided by operating activities to cash provided by investing activities to reflect the current period’s presentation.

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

	At June 30,
	2005	2004
Stock options	6,846,183	6,307,436
Warrants to purchase common stock	895,412	1,036,314
Contingently issuable shares pursuant to stock rights	—	2,600
	7,741,595	7,346,350

NOTE 3:  STOCK COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25” (“FIN No. 44”).  The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting  for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net loss	$(2,630)	$(3,562)	$(5,014)	$(6,206)
Add stock-based compensation included in net loss	21	—	21	—
Compensation expense for stock options	(514)	(311)	(762)	(805)
Pro forma net loss	$(3,123)	$(3,873)	$(5,755)	$(7,011)

Net loss per share — basic and diluted:
As reported	$(0.11)	$(0.14)	$(0.20)	$(0.25)
Pro forma	$(0.13)	$(0.16)	$(0.23)	$(0.29)

Stock compensation expense related to options granted to non-employees as consideration for services was $101,000 and $1,040,000 for the three-months ended June 30, 2005 and 2004, respectively, and $142,000 and $1,448,000 for the six-months ended June 30, 2005 and 2004, respectively.  The decrease in stock compensation expense recognized during the three and six month periods ended June 30, 2005 was primarily due to the absence of stock compensation charges associated with the modification of certain existing non-employee stock options to extend their expiration dates.  These modifications were made in the three months ended June 30, 2004.

NOTE 4:  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  This statement is effective beginning with our first quarter of fiscal 2006.  We are currently evaluating the requirements of SFAS No. 123(R) and expect that the adoption of SFAS No. 123(R) may have a material impact on our consolidated results of operations and earnings per share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirement for the accounting for and reporting of a change in accounting principle by requiring retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable.  This statement is effective beginning with our first quarter of fiscal 2006.  We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

NOTE 5:  RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd. (“Aruba”), an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors.  As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000.  Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents.  The $250,000 related to the commencement of our initial human clinical trial was paid to Aruba in July 2002.  For the three month periods ended June 30, 2005 and June 30, 2004 we have expensed $125,000 and $125,000, respectively, and for the six month periods ended June 30, 2005 and June 30, 2004 we have expensed $250,000 and $250,000, respectively,  related to this agreement.  Amounts for 2005 and 2004 were charged to research and development expense.  In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.

On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC (“WCA”), an entity beneficially owned by Dr. Brewer, pursuant to which WCA will provide the services of Dr. Brewer as the Company’s Chief Scientific Director.  Dr. Brewer was also appointed Vice Chairman of the Company’s Board of Directors on May 16, 2005, and serves as Chairman of the Company’s Scientific Advisory Board.  The consulting agreement is for a three year term.  As consideration for Dr. Brewer’s services as Chief Scientific Director, we are required to pay WCA annual fees of $395,000.  For the three months ended June 30, 2005, approximately $49,000 was charged to selling, general and administrative expense for fees related to the consulting agreement.  In addition to the annual fee, we have granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement.  For the three months ended June 30, 2005, approximately $32,000 was recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the consulting agreement.

During the three month period ended June 30, 2005, the Company cancelled and re-granted 411,927 options which had been issued to Dr. Brewer in his capacity as a member of the Company’s Board of Directors and as a member of the Company’s Scientific Advisory Board.  As a result of this transaction, the Company recognized $21,000 in compensation expense charged to selling, general and administrative expense.

NOTE 6:  DISCONTINUED OPERATIONS

As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans, were acquired.  As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of our biotechnology business.  On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans.  All of those assets were included in the Real Estate segment.  The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal.  As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented.  The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of June 30, 2005 and December 31, 2004, are as follows:

(In thousands)	June 30, 2005	December 31, 2004
Current assets	$—	$2
Royalty credits	—	1,165
Total assets held for sale	—	1,167
Net assets held for disposal	$—	$1,167

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

On November 29, 2001, the merger between NZ and Pre-Merger Lipid was completed.  The merger with NZ was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of the Company’s common stock immediately after the merger.  Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes.  Accordingly, all financial information prior to November 29, 2001 included in this report reflects Pre-Merger Lipid results.  As a result of the merger, certain real estate assets were acquired, and thus our business was organized into two segments: Biotechnology and Real Estate.  On March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment.  In the first quarter of 2005, we completed the disposition of these real estate assets.

In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.

We intend to finance our operations through public or private equity or debt financings, the pursuit of research and development grants, and cash on hand.  We anticipate that existing cash, cash equivalents and short-term investments will provide sufficient working capital for our operations, including our current development projects, through at least the first half of 2006.  In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses, including out-licensing opportunities of our proprietary delipidation process for non-human health applications such as the field of animal health, upon receiving all relevant approvals.  If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

In April 2005, we received an extension of our Small Business Technology Transfer (“STTR”) grant from the National Institutes of Health (“NIH”).  This $100,000 grant was extended for a term of one year and will expire in March 2006.  The overall goal of this STTR grant is to use our proprietary delipidation technology to provide proof of principle of viral particle modification to prepare a preventative vaccine against the Severe Acute Respiratory Syndrome (“SARS”) coronavirus.  No significant costs related to the grant were incurred during the three or six months ended June 30, 2005.

In April 2005, we presented the results of an in vivo study supporting our Viral Immunotherapy Platform at the Keystone Symposium.  The in vivo study was designed to demonstrate whether there was a measurable response to delipidated Simian Immunodeficiency Virus (“SIV”) in severely SIV-infected monkeys.  SIV is a widely-accepted primate model for viral diseases like

HIV.  This preliminary study demonstrated that the autologous SIV virus delipidated by Lipid Sciences’ proprietary delipidation process was efficiently recognized by the animals’ immune systems and has resulted in a measurable improvement in the conventional indicators of overall health in the study animals.  The results included a viral load reduction of 90+%, weight gain, and extended post-infection survival.  The ability to use small amounts of a patient’s autologous circulating viral antigen to generate a virus-specific immune response could potentially lead to the control of viral replication and provide a unique approach to the development of an effective treatment for chronic HIV infection.  By year-end 2005 we plan to launch a pre-clinical non-human primate study in a group of SIV-infected non-human primates.  The purpose of this study will be to gather sufficient information to begin our dialogue with the Food and Drug Administration (“FDA”) about a human clinical trial for the treatment of HIV-infected patients.

On May 16, 2005, we announced the appointment of Dr. H. Bryan Brewer to the position of Vice Chairman of our Board of Directors.  We also engaged Dr. Brewer as a consultant to serve in the newly-created position of Chief Scientific Director.  Dr. Brewer has been a member of our Board of Directors since October 2002 and a member of our Scientific Advisory Board since March 2001.  We expect Dr. Brewer to expand the scope and breadth of our scientific development program and participate in the planning and support of a human clinical trial of our proprietary HDL Therapy Platform.

On July 13, 2005, we announced the completion of the data analysis phase of our HDL Therapy non-human primate study.  The data showed the HDL Therapy process to be safe and well-tolerated within the study population of 12 African green monkeys.  The study animals were monitored before, during and after each of 12 weekly infusions of plasma delipidated using our proprietary process and device.  The data included over 3,000 assays of blood chemistry and physiological variables, such as blood pressure, heart rate, temperature, and respiration rate, collected throughout the study.  No significant changes in any of the monitored variables were noted during the course of the study.  The study was conducted at the Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina in collaboration with Dr. Lawrence L. Rudel, Professor of Pathology, Section of Comparative Medicine (Department of Pathology) and Professor of Biochemistry at Wake Forest University.  The animals were evaluated with intravascular ultrasound (“IVUS”) to establish a baseline of atheroma volume (plaque buildup) at the beginning of this study.  A second IVUS was conducted at the conclusion of the sequence of 12 weekly infusions of delipidated plasma.  The data was then analyzed at the Cleveland Clinic Foundation under the direction of Dr. Steven Nissen and his colleagues.  Although statistical significance was not achieved for measurement of effectiveness of the therapy, the primary objective of demonstrating the safety of our product and process was achieved.  The safety data gathered from this study will be a critical component of our Investigational Device Exemption (“IDE”) submission to the FDA for review and approval, prior to the planned initiation of a human clinical trial of our HDL Therapy Platform.  We anticipate that the submission of our IDE to the FDA, the approval of the IDE submission and the initiation of a planned human clinical trial of our HDL Therapy Platform should occur during the fourth quarter of 2005 and the first quarter of 2006.

Results of Continuing Operations — Three Months Ended June 30, 2005 and 2004

Revenue.  We recognized $1,000 in grant revenue in the three months ended June 30, 2005.  This grant revenue relates to the Small Business Technology Transfer (“STTR”) grant awarded in the second quarter of 2004 by the National Institutes of Health (“NIH”), for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome.

We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our two primary platforms: HDL Therapy and Viral Immunotherapy.

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory and business development expenses.  Research and development expenses decreased approximately $783,000, or 29%, to $1,872,000 in the three months ended June 30, 2005 from $2,655,000 for the same period in 2004.  The decrease was due primarily to an $847,000 decrease in stock compensation expense and decreases in costs associated with our non-human primate study at Wake Forest University Baptist Medical Center in Winstom-Salem, North Carolina, which concluded in the second quarter of 2005.  During the three months ended June 30, 2004, $855,000 was charged to research and development as a result of the modification of our Scientific Advisory Board members’ option agreements in 2004.  This decrease was partially offset by an increase in costs related to the preparation of a human clinical trial of our HDL Therapy Platform, including costs associated with the selection of key development partners for device and disposable manufacture, regulatory compliance, and clinical trial support.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  For the three months ended June 30, 2005, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses.  General and administrative expenses increased approximately $7,000, or 1%, to $861,000 in the three months ended June 30, 2005 from $854,000 for the same period in 2004.  The increase was due primarily to an increase in expenses related to our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  This increase was partially offset by a reduction in stock compensation expense as a result of the full amortization in 2004 of stock options issued to certain consultants and reduced facility related expenses as a result of the renegotiation and extension of our facility lease in Pleasanton, CA.

Interest and Other Income.  Interest and other income for the three months ended June 30, 2005 increased approximately $79,000, or 343%, to $102,000 from $23,000 for the same period in 2004.  The increase was due primarily to the absence of a discount recognized on the early payoff of two notes receivable in the three months ended June 30, 2004 and higher average investment balances coupled with higher investment yields during the three months ended June 30, 2005.

Results of Continuing Operations — Six Months Ended June 30, 2005 and 2004

Revenue.  We recognized $1,000 in grant revenue in the six months ended June 30, 2005.  This grant revenue relates to the Small Business Technology Transfer (“STTR”) grant awarded in the second quarter of 2004 by the National Institutes of Health (“NIH”), for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome.

We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (HDL Therapy) and viral infections (Viral Immunotherapy).

Research and Development Expenses.  Research and development expenses decreased approximately $987,000, or 22%, to $3,495,000 for the six month period ended June 30, 2005 from $4,482,000 for the same period in 2004.  The decrease was due primarily to a $1,033,000 decrease in stock compensation expense and reduced facility related expenses as a result of the renegotiation and extension of our facility lease in Pleasanton, CA.  During the six months ended June 30, 2004, $855,000 was charged to research and development as a result of the modification of our Scientific Advisory Board members’ option agreements in 2004.  This decrease was partially offset by an increase in costs related to the preparation of a human clinical trial of our HDL Therapy Platform, including costs associated with the selection of key development partners for device and disposable manufacture, regulatory compliance, and clinical trial support.  Research and development expenses accounted for approximately 67% of total operating expenses for the six months ended June 30, 2005.

Selling, General and Administrative Expenses.  General and administrative expenses decreased approximately $212,000, or 11%, to $1,709,000 for the six month period ended June 30, 2005 from $1,921,000 for the same period in 2004.  The decrease was due primarily to a reduction in stock compensation expense as a result of the full amortization in 2004 of stock options issued to certain consultants and reduced facility related expenses as a result of the renegotiation and extension of our facility lease in Pleasanton, CA.  This decrease was partially offset by an increase in expenses related to our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and Other Income.  Interest and other income for the six month period ended June 30, 2005 decreased approximately $22,000, or 10%, to $189,000 from $211,000 for the same period in 2004.  The decrease was due primarily to the absence of interest income generated from two notes receivable, which were paid off in May 2004.  This decrease was partially offset by the absence of a discount recognized on the early payoff of two notes receivable in the three months ended June 30, 2004 and higher average investment balances coupled with higher investment yields during the six months ended June 30, 2005.

Results of Discontinued Operations — Three and Six Months Ended June 30, 2005 and 2004

During the three and six months ended June 30, 2005, the Company recorded no income or loss from discontinued operations.  This compares with a loss of $76,000 and $14,000 recorded in the three and six month periods ended June 30, 2004, respectively.  As of December 31, 2004, all real estate assets acquired in the merger between NZ and Pre-Merger Lipid had been disposed of, and therefore we did not have any income or loss to report for discontinued operations for the three or six month periods ended June 30, 2005.

Liquidity and Capital Resources

Pre-Merger Lipid financed its operations principally through two private placements of equity securities, which yielded net proceeds of approximately $16,900,000, and the sale of common stock to one of its founders.  The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs.

The net cash used in operating activities was approximately $4,632,000 for the six months ended June 30, 2005, resulting primarily from operating losses incurred as adjusted for non-cash compensation charges.  Partially offsetting the operating loss was a net increase in accounts payable, primarily related to accrued costs and invoices received for various pre-clinical studies.  The net cash provided by operating activities in the six months ended June 30, 2004, was approximately $480,000, resulting from operating losses incurred, as adjusted for non-cash stock compensation charges, and offset by the early payoff of two notes receivable.

The net cash provided by investing activities was approximately $2,696,000 and $136,000 for the six month periods ended June 30, 2005 and June 30, 2004, respectively.  The net cash provided by investing activities for these periods was primarily attributable to the purchase and subsequent maturities of short-term investments.

The net cash provided by financing activities was approximately $10,000 and $184,000 for the six month periods ended June 30, 2005 and June 30, 2004, respectively.  The net cash provided by financing activities for these periods was attributable to the proceeds collected from the exercise of options and warrants of our common stock.

Net cash provided by discontinued operations was approximately $1,167,000 and $6,395,000 for the six month periods ended June 30, 2005 and June 30, 2004, respectively.  The net cash provided by discontinued operations in the six months ended June 30, 2005 was primarily attributable to the sale of royalty credits in February 2005, representing the final real estate related transaction.  The net cash provided by discontinued operations in the six months ended June 30, 2004 was primarily due to the sale of real estate assets and collection of principal payments on notes receivable.

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors.  As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000.  Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents.  The $250,000 related to the commencement of our initial human clinical trial was paid to Aruba in July 2002.  In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company, controlled by Dr. Cham.

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

Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy Platforms.  The expected use of funds related to our HDL Therapy Platform includes costs associated with the preparation and initiation of a human clinical trial.  The expected use of funds related to our Viral Immunotherapy Platform includes costs associated with the launch of a pre-clinical non-human primate study by year-end 2005, which, with approval from the FDA, could lead to the initiation of a human clinical trial for the treatment of HIV-infected patients.  We expect our principal sources of funds to be cash on hand.  As of June 30, 2005, we had cash and cash equivalents and short-term investments equal to approximately $13,799,000.  We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects, through at least the first half of 2006.  We expect additional capital will be needed in the future.  Our Board of Directors continues to consider third-party inquiries and explore strategic initiatives, public or private equity or debt financings, the formation of strategic development or licensing partnerships, and strategic business combinations.  However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

Contractual Obligations

Future estimated contractual obligations are:

(In thousands)	2005	2006	2007	2008	2009	2010	Total
Long-Term Debt Obligations	$—	$—	$—-	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—	—	—
Operating Leases*	156	206	211	217	223	56	1,069
Purchase Obligations**	—	—	—	—	—	—	—
Royalty Payments***	500	500	500	500	500	500	3,000
Other Long-Term Liabilities Reflected on the Company’s Consolidated Balance Sheet	—	—	—	—	—	—	—
Total	$656	$706	$711	$717	$723	$556	$4,069

*We extended our operating lease effective April 2005.  The lease will terminate in March 2010.

**While the Company does have various consulting agreements, these agreements are cancelable without penalty, generally with thirty days prior written notice.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or Special Purpose Entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (“SEC”), required that all registrants disclose and describe their “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate.  We believe that our following accounting policies fit this definition:

Stock Compensation

The Company accounts for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, thus, recognizes no compensation expense for those options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.  As permitted, the Company has elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-

18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Significant judgment is required on the part of management in determining the proper assumptions to use in the computation of the amounts to be disclosed or recorded pursuant to the provisions of SFAS No. 123.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model.  The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected life, volatility and dividend yield of the option.  Management bases its assumptions on historical data where available.  However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and are therefore subject to management’s judgment.

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

As of June 30, 2005, we had cash, cash equivalents and short-term investments equal to approximately $13,799,000.  We believe that we have at our disposal sufficient capital to fund our operations, including our current development projects, through at least the first half of 2006.  By the first quarter of 2005, we had disposed of all of our real estate and other assets held by the Company before the merger with NZ.

For the six months ended June 30, 2005, we incurred a net loss of approximately $5,014,000 and since Inception through June 30, 2005, we have accumulated a deficit of approximately $58,081,000.  We expect to continue to incur losses for the foreseeable future as we continue funding for clinical testing and other activities related to seeking approval to market our products.  Conducting clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital.

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

Our industry is intensely competitive.

The biotechnology and medical device industries are intensely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential.  We compete with biotechnology, medical device and pharmaceutical companies that have been established longer than we have, have more experience in commercializing their technology, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages.  We also have competition in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies, and other private and public research organizations.  We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will not benefit from significantly greater sales and marketing capabilities; or will not develop products that are more clinically effective or cost-effective or that are otherwise accepted more widely than ours.

If we fail to secure and then enforce patents and other intellectual property rights underlying our technologies, or if the use of our technology is determined to infringe on the intellectual property rights of others, our business could be harmed.

Our future success will depend in part on our ability to obtain patent protection, enforce patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third parties with respect to their technology, both in the United States and in foreign countries.  We currently have an exclusive license from Aruba International B.V. with respect to three issued U.S. patents, three issued Australian counterpart patents, one issued Japanese counterpart patent, one issued European counterpart patent and counterpart applications as well as independent pending patent applications.  The issued U.S. patents will expire in January 2008, January 2016 and June 2017.  There are additional pending applications assigned to us and we are constantly strengthening our intellectual property portfolio in accordance with our technological advancements.  Each of the patents and pending applications relates to different aspects of our technology platforms.  However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged.  The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions.  Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

In addition to patents, we rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain our competitive position.  It is our policy to require our employees, certain contractors, consultants, members of our Scientific and Viral Advisory Boards and parties to collaborative agreements to execute confidentiality agreements upon the commencement of a business relationship with us.  We cannot assure you that these agreements will not be breached, that these agreements will provide meaningful protection of our trade secrets or know-how or adequate remedies if there is unauthorized use or disclosure of this information, or that our trade secrets or know-how will not otherwise become known or be independently discovered by our competitors.

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

As of June 30, 2005, 6,846,183 stock options and 895,412 warrants to purchase common stock were outstanding, which if exercised, would result in the issuance of our common stock.  Moreover, in the near future, we anticipate the need for additional capital to fund our operations.  Such capital could be obtained be selling additional common stock or other equity instruments.  Any future issuance of our common stock will have the effect of diluting ownership of existing stockholders.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  We are evaluating our internal controls systems in order to allow management to report on, and our independent registered public accountants to attest to, our internal controls, as required by Section 404.  We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404.  As a result, we are incurring additional expenses and a diversion of management’s time.  While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by December 31, 2005, our fiscal year-end, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is currently only limited precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market.  Any such action could adversely affect our financial results and the market price of our common stock.

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

As of June 30, 2005, the amortized cost of our investment portfolio, which equaled approximately $9,918,000, exceeded the market value of the investments contained in the portfolio by approximately $5,000.  We have both the ability and intent to hold the securities contained in the investment portfolio until their respective maturity dates.  Additionally, all securities contained in the investment portfolio have maturity dates of less than one year. Therefore, we have concluded that this unrealized loss is not considered “other than temporary”, as defined by the Emerging Issues Task Force (“EITF”) Issue 03-1-1 “The Meaning of Other-Than-Temporary Impairments and its Applications to Certain Investments”, and we have not booked any impairment charges related to this unrealized loss.  Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2005, the Company held its annual meeting of stockholders. As of April 12, 2005, the record date for the annual meeting, there were 24,917,263 shares of common stock of the Company issued and outstanding and entitled to vote at the annual meeting. The following item was submitted to a vote of the stockholders:

To elect two Class III members currently serving on the Board of Directors to three-year terms.

Election of Directors	Votes for	Votes Withheld
Richard G. Babbitt.	18,693,295	39,652
Gary S. Roubin, M.D., Ph.D.	18,693,395	39,552

As a result, Richard G. Babbitt and Gary S. Roubin, M.D., Ph.D. were elected as Directors of the Company.  The following incumbent members continue to serve on the Board of Directors: S. Lewis Meyer, Ph.D., H. Bryan Brewer Jr., M.D., William A. Pope, Bosko Djordjevic and Frank M. Placenti.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)          Exhibits - See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2005	Lipid Sciences, Inc.

	By:	/s/ Sandra Gardiner
Sandra Gardiner
Chief Financial Officer*

*Signing on behalf of the Registrant as a duly authorized officer and as the Principal Financial Officer of the Registrant

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation. Previously filed as Exhibit 3.1 to registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.
3.2	Bylaws, as amended
10.1	Lease Agreement, dated May 3, 2005, between Lipid Sciences, Inc. and 7-L NorthCreek, LLC.
10.2	Consulting Agreement, effective May 16, 2005, between Washington Cardiovascular Associates, LLC, H. Bryan Brewer Jr., M.D. and Lipid Sciences, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.