Form 10-Q
period 2005-09-30
LIPID SCIENCES INC/
filed 2005-11-08
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at October 31, 2005
Common Stock $0.001 par value	27,359,267

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended September 30, 2005

Table of Contents

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and cumulative period from Inception (May 21, 1999) to September 30, 2005	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, and cumulative period from Inception (May 21, 1999) to September 30, 2005	3
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

INDEX TO EXHIBITS FOR FORM 10-Q		22

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheet (Unaudited)

(In thousands, except share amounts)	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,354	$4,640
Short-term investments	6,925	12,414
Prepaid expenses	135	313
Restricted cash	—	105
Other current assets	11	11
Assets held for sale	—	1,167
Total current assets	18,425	18,650
Property and equipment	428	436
Long-term lease deposits	19	—
Total assets	$18,872	$19,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,344	$863
Accrued related party royalties	125	750
Accrued compensation	362	542
Other current liabilities	7	20
Total current liabilities	2,838	2,175
Deferred rent	6	—
Total liabilities	2,844	2,175

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,359,267 and 24,912,263 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	27	25
Additional paid-in capital	76,676	69,953
Deficit accumulated in the development stage	(60,675)	(53,067)
Total stockholders’ equity	16,028	16,911
Total liabilities and stockholders’ equity	$18,872	$19,086

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (May 21, 1999) to September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004	2005

Grant Revenue	$—	$—	$1	$—	$33
Operating expenses:
Research and development	1,787	2,262	5,282	6,744	50,361
Selling, general and administrative	908	927	2,617	2,848	22,172
Total operating expenses	2,695	3,189	7,899	9,592	72,533
Operating loss	(2,695)	(3,189)	(7,898)	(9,592)	(72,500)
Interest and other income	101	71	290	283	3,418
Loss from continuing operations	(2,594)	(3,118)	(7,608)	(9,309)	(69,082)
Income tax benefit	—	2	—	2	8,004
Net loss from continuing operations	(2,594)	(3,116)	(7,608)	(9,307)	(61,078)
Discontinued operations:
Income/(loss) from discontinued operations	—	(107)	—	(121)	582
Income tax expense	—	—	—	—	(179)
Income/(loss) from discontinued operations - net	—	(107)	—	(121)	403
Net loss	$(2,594)	$(3,223)	$(7,608)	$(9,428)	$(60,675)
Loss per share — basic and diluted:
Net loss per share continuing operations	$(0.10)	$(0.13)	$(0.31)	$(0.38)
Net loss per share discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share	$(0.10)	$(0.13)	$(0.31)	$(0.38)
Weighted average number of common shares outstanding — basic and diluted	24,925	24,679	24,919	24,592

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,		Period from Inception (May 21, 1999) to September 30,
(In thousands)	2005	2004	2005
Cash flows used in operating activities:
Net loss from continuing operations	$(7,608)	$(9,307)	$(61,078)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	168	242	1,128
Loss on disposal of assets	2	—	205
Accretion of discount on investments	(206)	(94)	(488)
Stock compensation expense for options issued to consultants and advisors	100	1,684	6,078
Issuance of warrants to consultants	—	—	1,044
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	178	337	(146)
Notes receivable	—	5,513	6,569
Other assets	(19)	—	(19)
Income taxes	—	(18)	—
Accounts payable and other current liabilities	1,468	(538)	301
Accrued related party royalties	(625)	375	125
Accrued compensation	(180)	(7)	362
Deferred rent	6	(8)	6
Net cash used in operating activities of continuing operations	(6,716)	(1,821)	(45,913)

Cash flows provided by/(used in) investing activities:
Capital expenditures	(165)	(63)	(1,778)
Restricted cash	105	213	—
Proceeds from disposal of assets	3	—	17
Purchases of investments	(10,305)	(13,333)	(78,723)
Maturities and sales of investments	16,000	8,000	72,286
Net cash provided by/(used in) investing activities of continuing operations	5,638	(5,183)	(8,198)

Cash flows provided by financing activities:
Acquisition of NZ Corporation — cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	6,625	304	25,014
Proceeds from issuance of warrants	—	—	40
Net cash provided by financing activities of continuing operations	6,625	304	31,344
Net increase/(decrease) in cash and cash equivalents from continuing operations	5,547	(6,700)	(22,767)
Cash flows provided by discontinued operations:
Operating activities	1,167	6,392	38,192
Investing activities	—	—	10,837
Financing activities	—	—	(14,908)
Net cash provided by discontinued operations	1,167	6,392	34,121
Cash and cash equivalents at beginning of period	4,640	4,905	—
Cash and cash equivalents at end of period	$11,354	$4,597	$11,354

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)

	Nine Months Ended September 30,		Period from Inception (May 21, 1999) to September 30,
(In thousands)	2005	2004	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax paid/(recovered)	—	—	(1,473)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)
Fair value of assets acquired (other than cash)	$—	$—	$40,286

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued acquisition costs	$603	$—	$603

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

In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.  As of September 30, 2005, we had cash and cash equivalents and short-term investments equal to approximately $18.3 million.  We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects, through mid-2007.  We expect additional capital will be required in the future.  We intend to seek capital needed to fund our operations through corporate partnerships, technology licensing, the pursuit of research and development grants or through public or private equity or debt financings.

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  Specifically, the Company has reclassified the presentation of Restricted Cash from an Operating Activity to an Investing Activity in the Statement of Cash flows and has reclassified the presentation of Purchases and Maturities of securities from a net presentation to a gross presentation included in the Period from Inception (May 21, 1999) to September 30, 2005 column of the Statement of Cash Flows.

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

	At September 30,
	2005	2004
Stock options	6,846,377	6,221,279
Warrants to purchase common stock	2,839,565	1,036,314
	9,685,942	7,257,593

NOTE 3:  STOCK COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25” (“FIN No. 44”).  The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting  for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reported net loss	$(2,594)	$(3,223)	$(7,608)	$(9,428)
Add stock-based compensation included in net loss	(21)	—	—	—
Compensation expense for stock options	(313)	(249)	(1,075)	(1,050)
Pro forma net loss	$(2,928)	$(3,472)	$(8,683)	$(10,478)

Net loss per share — basic and diluted:
As reported	$(0.10)	$(0.13)	$(0.31)	$(0.38)
Pro forma	$(0.12)	$(0.14)	$(0.35)	$(0.43)

Stock compensation income related to options granted to non-employees as consideration for services was $42,000 for the three-months ended September 30, 2005.  Stock compensation expense related to options granted to non-employees as consideration for services was $236,000 for the three-months ended September 30, 2004.  Stock compensation expense related to options granted to non-employees as consideration for services was $100,000 and $1,685,000 for the nine-months ended September 30, 2005 and 2004, respectively.  The stock compensation income and decrease in stock compensation expense recognized during the three and nine month periods ended September 30, 2005 was primarily due to the absence of stock compensation charges associated with the modification of certain existing non-employee stock options to extend their expiration dates.  These modifications were made in the three months ended June 30, 2004.

NOTE 4:  STOCKHOLDERS’ EQUITY

On September 30, 2005, we completed the private placement of 2,430,198 shares of the Company’s common stock at a price of $2.98 per share, for an aggregate offering price of approximately $7.2 million, to institutional and accredited investors (the “Investors”). In connection with the private placement, we also issued to the Investors warrants to purchase 729,057 shares of common stock at $4.20 per share and additional investment rights (“AIRs”) in the form of warrants to purchase 1,215,096 shares of common stock at $3.73 per share.  The warrants expire September 30, 2010 and the AIRs may be exercised at the option of the holders until 90 days following the effective date of a registration statement filed with the Securities and Exchange Commission registering the resale of shares of common stock issued to the Investors pursuant to the Securities Purchase Agreement, AIRs and warrants.  If exercised, we have the potential to receive approximately $4,500,000 in additional gross proceeds related to the additional investment rights.  Up to 607,509 additional shares of common stock are issuable as a result of potential future adjustments to the exercise price of the warrants.

As part of the transaction, we agreed to register for resale under the Securities Act all of the shares of common stock issued in the offering, as well as shares of common stock issuable upon exercise of the AIRs and warrants, within thirty calendar days following the closing date of September 30, 2005, and will use our best efforts to have it declared effective within ninety days of the closing date.  We filed a Registration Statement on Form S-3 with the SEC on October 27, 2005.  Under the transaction agreements, a failure to have the Registration Statement declared effective within 90 days after the closing, other than for allowed delays as defined therein, may subject us to liquidated damages equal to 1.5% of the aggregate purchase price paid (with regard to the shares of common stock issued in the offering only) for each thirty day period or part thereof, until the time that the Registration Statement is declared effective.

NOTE 5:  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  This statement is effective beginning with our first quarter of fiscal 2006.  We are currently evaluating the requirements of SFAS No. 123(R) and expect that the adoption of SFAS No. 123(R) may have a material impact on our consolidated results of operations and net loss per share.

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

	September 30, 2005	December 31, 2004
Equipment	$1,256	$1,100
Leasehold improvements	255	255
	1,511	1,355
Less accumulated depreciation and amortization	(1,083)	(919)
Total property and equipment, net	$428	$436

NOTE 7:  RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd. (“Aruba”), an Australian company, controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors.  As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000.  Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents.  The $250,000 related to the commencement of our initial human clinical trial was paid to Aruba in July 2002.  For the three month periods ended September 30, 2005 and September 30, 2004 we have expensed $125,000 and $125,000, respectively, and for the nine month periods ended September 30, 2005 and September 30, 2004 we have expensed $375,000 and $375,000, respectively,  related to this agreement.  Amounts for 2005 and 2004 were charged to research and development expense.  In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.

On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC (“WCA”), an entity beneficially owned by Dr. Brewer, pursuant to which WCA will provide the services of Dr. Brewer as the Company’s Chief Scientific Director.  Dr. Brewer was also appointed Vice Chairman of the Company’s Board of Directors on May 16, 2005, and serves as Chairman of the Company’s Scientific Advisory Board.  The consulting agreement is for a three year term.  As consideration for Dr. Brewer’s services as Chief Scientific Director, we are required to pay WCA annual fees of $395,000.  For the three and nine months ended September 30, 2005, approximately $99,000 and $149,000, respectively, was charged to selling, general and administrative expense for fees related to the consulting agreement.  In addition to the annual fee, we have granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement.  For the three months and nine months ended September 30, 2005, approximately $25,000 and $57,000, respectively, was recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the consulting agreement.

During the three month period ended June 30, 2005, the Company cancelled and re-granted 411,927 options which had been issued to Dr. Brewer in his capacity as a member of the Company’s Board of Directors and as a member of the Company’s Scientific Advisory Board.  As a result of this transaction, the Company recognized $21,000 in compensation expense for the three month period ended June 30, 2005 and $21,000 in compensation income for the three month period ended September 30, 2005.  Both amounts were charged to selling, general and administrative expense.

NOTE 8:  DISCONTINUED OPERATIONS

As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans, were acquired.  As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of our biotechnology business.  On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans.  All of those assets were included in the Real Estate segment.  The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal.  As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented.  The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of September 30, 2005 and December 31, 2004, are as follows:

(In thousands)	September 30, 2005	December 31, 2004
Current assets	$—	$2
Royalty credits	—	1,165
Total assets held for sale	—	1,167
Net assets held for disposal	$—	$1,167

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

We intend to finance our operations through public or private equity or debt financings, the pursuit of research and development grants, and cash on hand.  We anticipate that existing cash, cash equivalents and short-term investments will provide sufficient working capital for our operations, including our current development projects, through mid-2007.  In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses, upon receiving all relevant approvals.  If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

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

On August 8, 2005 we announced the passing of our Chairman of the Board, Richard G. Babbitt.  Mr. Babbitt died unexpectedly on August 6, 2005 at the age of 79.  Vice Chairman H. Bryan Brewer, Jr., M.D., and S. Lewis Meyer, Ph.D., our President and Chief Executive Officer, will perform the duties of the Chairman.  Mr. Babbitt was elected to our Board of Directors and served as our Chairman since September 2002.

On September 9, 2005 we announced the completion of our exploratory investigation of the therapeutic effect of delipidated autologous virus in chronically SIV-infected rhesus macaques.  Simian Immunodeficiency Virus (SIV) is a widely-accepted primate model for viral diseases like HIV.  The results of this study, conducted at the Yerkes National Primate Research Center at Emory University, demonstrated that the administration of “autologous” SIV viral antigen delipidated by our proprietary delipidation process to chronically SIV-infected non-human primates led to the recognition of new epitopes of the virus by the animals’ immune system which was coincident with an improvement in the general indicators of overall health in these study animals.  Statistical significance was reached both in the long-term survival of these animals as compared to a retrospective, SIV-infected, non-immunized control group, as well as a viral load reduction of approximately 90%, that was achieved for the nine months’ duration of the study follow-up period.  We expect to launch a pre-clinical non-human primate study related to our Viral Immunotherapy platform by year-end 2005.

On October 3, 2005, we announced the closing of a private placement of common stock and warrants on September 30, 2005.  In the transaction we issued 2,430,198 shares of common stock at $2.98 per share for gross proceeds of approximately $7,200,000.  In connection with this private placement, we issued to the investors warrants to purchase 729,057 shares of common stock at $4.20 per share and additional investment rights in the form of warrants to purchase 1,215,096 shares of common stock at $3.73 per share.  The additional investment rights expire ninety days after the date a registration statement is deemed effective by the Securities Exchange Commission relating to these shares of common stock, warrants and additional investment rights.  On October 27, 2005 we filed a registration statement on Form S-3 covering the common stock issued pursuant to the Securities Purchase Agreement and issuable upon exercise of the warrants.  See Note 4 of our Condensed Consolidated Financial Statements for further discussion of our private placement.

Results of Continuing Operations — Three Months Ended September 30, 2005 and 2004

Revenue.  We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our two primary platforms: HDL Therapy and Viral Immunotherapy.

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory and business development expenses.  Research and development expenses decreased approximately $475,000, or 21%, to $1,787,000 in the three months ended September 30, 2005 from $2,262,000 for the same period in 2004.  The decrease was due primarily to decreases in stock compensation expense, process development costs and costs associated with our non-human primate study at Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina, which concluded in the second quarter of 2005.  This decrease was partially offset by an increase in costs related to the preparation of a human clinical trial of our HDL Therapy platform, including costs associated with the selection of key development partners for device and disposable manufacture, regulatory compliance and clinical trial support.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  For the three months ended September 30, 2005, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses.  General and administrative expenses decreased approximately $19,000, or 2%, to $908,000 in the three months ended September 30, 2005 from $927,000 for the same period in 2004.  The decrease was due primarily to a reduction in stock compensation expense as a result of the full amortization in 2004 of stock options issued to certain consultants.  This decrease was partially offset by an increase in expenses related to our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and Other Income.  Interest and other income for the three months ended September 30, 2005 increased approximately $30,000, or 42%, to $101,000 from $71,000 for the same period in 2004.  The increase was due to higher yields earned on both our cash and short-term investment assets during the three months ended September 30, 2005.

Results of Continuing Operations — Nine Months Ended September 30, 2005 and 2004

Revenue.  We recognized $1,000 in grant revenue in the nine months ended September 30, 2005.  This grant revenue relates to the Small Business Technology Transfer (“STTR”) grant awarded in the second quarter of 2004 by the National Institutes of Health (“NIH”), for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome.

We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our two primary platforms for the treatment of cardiovascular disease (HDL Therapy) and viral infections (Viral Immunotherapy).

Research and Development Expenses.  Research and development expenses decreased approximately $1,462,000, or 22%, to $5,282,000 for the nine month period ended September 30, 2005 from $6,744,000 for the same period in 2004.  The decrease was due primarily to a $1,188,000 decrease in stock compensation expense and a decrease in process development costs and costs associated with our non-human primate study at Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina, which concluded in the second quarter of 2005.  This decrease was partially offset by an increase in costs associated with our Viral Immunotherapy platform and an increase in costs related to the preparation of a human clinical trial of our HDL Therapy platform, including costs associated with the selection of key development partners for device and disposable manufacture, regulatory compliance and clinical trial support.  During the nine months ended September 30, 2004, $855,000 was charged to research and development as a result of the modification of our Scientific Advisory Board members’ option agreements in 2004.  Research and development expenses accounted for approximately 67% of total operating expenses for the nine months ended September 30, 2005.

Selling, General and Administrative Expenses.  General and administrative expenses decreased approximately $231,000, or 8%, to $2,617,000 for the nine month period ended September 30, 2005 from $2,848,000 for the same period in 2004.  The decrease was due primarily to a reduction in stock compensation expense as a result of the full amortization in 2004 of stock options issued to certain consultants and reduced facility related expenses as a result of the renegotiation and extension of our facility lease in Pleasanton, CA.  This decrease was partially offset by an increase in expenses related to our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and Other Income.  Interest and other income for the nine month period ended September 30, 2005 increased approximately $7,000, or 2%, to $290,000 from $283,000 for the same period in 2004.  The increase was due primarily to higher yields earned on both our cash and short-term investment assets during the nine months ended September 30, 2005.  This increase was partially offset by the absence of interest income generated from two notes receivable, which were paid off in May 2004.

Results of Discontinued Operations — Three and Nine Months Ended September 30, 2005 and 2004

During the three and nine months ended September 30, 2005, the Company recorded no income or loss from discontinued operations.  This compares with a loss of $107,000 and $121,000 recorded in the three and nine month periods ended September 30, 2004, respectively.  As of December 31, 2004, all real estate assets acquired in the merger between NZ and Pre-Merger Lipid had been disposed of, and therefore we did not have any income or loss to report for discontinued operations for the three or nine month periods ended September 30, 2005.

Liquidity and Capital Resources

The net cash used in operating activities was approximately $6,716,000 for the nine months ended September 30, 2005, resulting primarily from operating losses incurred as adjusted for non-cash compensation charges.  Partially offsetting the operating loss was a net increase in accounts payable, primarily related to accrued costs and invoices received for various pre-clinical studies and offering costs related to the closing of our private placement of common stock and warrants on September 30, 2005.  The net cash used in operating activities for the nine months ended September 30, 2004, was approximately $1,821,000, resulting from operating losses incurred, as adjusted for non-cash stock compensation charges, and offset by the early payoff of two notes receivable.

The net cash provided by investing activities was approximately $5,638,000 for the nine months ended September 30, 2005 and the net cash used in investing activities was approximately $5,183,000 for the nine months ended September 30, 2004.  The net cash provided and used by investing activities for these periods was primarily attributable to the purchase and subsequent maturities of short-term investments.

The net cash provided by financing activities was approximately $6,625,000 and $304,000 for the nine month periods ended September 30, 2005 and September 30, 2004, respectively.  The net cash provided by financing activities for the nine month period ended September 30, 2005 was attributable to the proceeds, net of issuance costs, received from the private placement of common stock on September 30, 2005 and the proceeds received from the exercise of options of our common stock.  The net cash provided by financing activities for the nine month period ended September 30, 2004 was attributable to the proceeds received from the exercise of options and warrants of our common stock.

Net cash provided by discontinued operations was approximately $1,167,000 and $6,392,000 for the nine month periods ended September 30, 2005 and September 30, 2004, respectively.  The net cash provided by discontinued operations in the nine month period ended September 30, 2005 was primarily attributable to the sale of royalty credits in February 2005, representing the disposition of our last remaining real estate assets.  The net cash provided by discontinued operations in the nine month period ended September 30, 2004 was primarily due to the sale of real estate assets and collection of principal payments on notes receivable.

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

On November 29, 2001, we merged with and into NZ Corporation.  NZ Corporation survived the merger and changed its name to Lipid Sciences, Inc.  The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs.

In September 2005, we closed a private placement of 2,430,198 shares of common stock at $2.98 per share in a private placement to institutional and accredited investors for gross proceeds of approximately $7,200,000.  In connection with this private placement, we issued to the investors warrants to purchase 729,057 shares of common stock at $4.20 per share and additional investment rights in the form of warrants to purchase 1,215,096 shares of common stock at $3.73 per share.  Up to 607,509 additional shares of common stock are issuable as a result of potential future adjustments to the exercise price of the warrants.  The additional investment rights expire ninety days after the date a registration statement is deemed effective by the Securities Exchange Commission relating to these shares of common stock, warrants and additional investment rights.  If exercised, we have the potential to receive approximately $4,500,000 in additional gross proceeds related to the additional investment rights.  As of September 30, 2005, we have accrued approximately $600,000 in offering costs related to the private placement.

Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms.  The expected use of funds related to our HDL Therapy platform includes costs associated with the preparation and initiation of a human clinical trial.  The expected use of funds related to our Viral Immunotherapy platform includes costs associated with the launch of a pre-clinical non-human primate study by year-end 2005.  The results of this study could lead to the initiation of a human clinical trial for the treatment of HIV-infected patients, with approval from the FDA, or to an offshore human study in collaboration with a partner.  We expect our principal sources of funds to be cash on hand.  As of September 30, 2005, we had cash and cash equivalents and short-term investments equal to approximately $18,279,000.  We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects, through mid-2007.  We expect additional capital will be needed in the future.  Our Board of Directors continues to consider third-party inquiries and explore strategic initiatives, public or private equity or debt financings, the formation of strategic development or licensing partnerships, and strategic business combinations.  However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

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

For the nine months ended September 30, 2005, we incurred a net loss of approximately $7,608,000 and since Inception through September 30, 2005, we have accumulated a deficit of approximately $60,675,000.  We expect to continue to incur losses for the foreseeable future as we continue funding for clinical testing and other activities related to seeking approval to market our products.  Conducting clinical trials necessary to apply for regulatory approval to sell our products will take a number of years and will require significant amounts of capital.

In the near future, we will require additional capital in amounts that cannot be quantified, but are expected to be significant.  We intend to seek capital needed to fund our operations through corporate partnerships, technology licensing, the pursuit of research and development grants, or public or private equity or debt financings.  Additional financing may not be available on terms favorable to us, or at all.  If we are unable to obtain financing on acceptable terms or at all, our ability to continue our business as planned will be significantly impaired and we may be forced to cease operations.

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

Our technology, and hence, our business, at present is limited to addressing two medical applications: cardiovascular disease, using our HDL Therapy platform (selective HDL delipidation and HDL mimetic peptides), and viral infections, using our Viral Immunotherapy platform.  HDL Therapy is aimed at developing treatments for the reversal of atherosclerosis, while the Viral Immunotherapy platform is focused on treatments for people suffering from conditions associated with infection from lipid-enveloped viruses such as HIV, Hepatitis B and C, SARS coronavirus, West Nile and influenza.  If our technology does not prove to be safe or effective, if we otherwise fail to receive regulatory approval for our potential product indications, or if we fail to successfully commercialize any product that may receive regulatory approval, our business prospects would be significantly harmed and we may even be forced to cease operations.

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

•                  patients do not enroll in the studies at the rate we expect; or

•                  the discovery by us, during the course of the study, of deficiencies in the way the study is being conducted by the study investigators that raise questions as to whether the study is being conducted in conformity with the relevant regulatory authorities’ regulations or Good Clinical Practice.

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

Our industry is intensely competitive.

The biotechnology and medical device industries are intensely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential.  We compete with biotechnology, medical device and pharmaceutical companies that have been established longer than we have, have more experience in commercializing their technology, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages.  We also have competition in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies, and other private and public research organizations.  We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will not benefit from significantly greater sales and marketing capabilities; or will not develop products that are more clinically effective, cost-effective, or that are otherwise accepted more widely than ours.

If we fail to secure and then enforce patents and other intellectual property rights underlying our technologies, or if the use of our technology is determined to infringe on the intellectual property rights of others, our business could be harmed.

Our future success will depend in part on our ability to obtain patent protection, enforce patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third parties with respect to their technology, both in the United States and in foreign countries.  We currently have an exclusive license from Aruba International B.V. with respect to three issued U.S. patents, three issued Australian counterpart patents, one issued Japanese counterpart patent, one issued European counterpart patent and counterpart applications as well as independent pending patent applications.  The issued U.S. patents will expire in January 2008, January 2016 and June 2017.  There are additional pending applications assigned to us and we are constantly strengthening our intellectual property portfolio in accordance with our technological advancements.  Each of the patents and pending applications relates to different aspects of our technology platforms.  However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged.  The patent positions of biotechnology, medical device and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions.  Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

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

Because most of our products are based on technologies that are unfamiliar to the healthcare community, they may not be accepted by healthcare providers and patients, which could harm our business.

We may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community.  We have no assurance that healthcare providers and patients will accept such products, if developed.  In addition, government agencies, as well as private organizations involved in healthcare, from time to time publish guidelines or recommendations to healthcare providers and patients.  Such guidelines or recommendations can be very influential and may adversely affect the usage of any products we may develop directly (for example, by recommending a decreased dosage of a product in conjunction with a concomitant therapy or a government entity withdrawing its recommendation to screen blood donations for certain viruses) or indirectly (for example, by recommending a competitive product over our product).

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

•                  our financing activities; and

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

As of September 30, 2005, 6,846,377 stock options and 2,839,565 warrants to purchase common stock were outstanding, which if exercised, would result in the issuance of our common stock.  Moreover, in the near future, we anticipate the need for additional capital to fund our operations.  Such capital could be obtained be selling additional common stock or other equity instruments.  Any future issuance of our common stock will have the effect of diluting ownership of existing stockholders.

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

As of September 30, 2005, the amortized cost of our investment portfolio, which equaled approximately $6,925,000, exceeded the market value of the investments contained in the portfolio by approximately $7,000.  We have both the ability and intent to hold the securities contained in the investment portfolio until their respective maturity dates.  Additionally, all securities contained in the investment portfolio have maturity dates of less than one year.  Therefore, we have concluded that this unrealized loss is not considered “other than temporary”, as defined by the Emerging Issues Task Force (“EITF”) Issue 03-1-1 “The Meaning of Other-Than-Temporary Impairments and its Applications to Certain Investments”, and we have not booked any impairment charges related to this unrealized loss.  Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2005, we closed a private placement of 2,430,198 shares of common stock at $2.98 per share in a private placement to institutional and accredited investors for gross proceeds of approximately $7,200,000.  In connection with this private placement, we issued to the investors warrants to purchase 729,057 shares of common stock at $4.20 per share and additional investment rights in the form of warrants to purchase 1,215,096 shares of common stock at $3.73 per share.  The warrants expire September 30, 2010 and the additional investment rights expire ninety days after the date a registration statement is deemed effective by the Securities Exchange Commission relating to these shares of common stock, warrants and additional investment rights.  Up to 607,509 additional shares of common stock are issuable as a result of potential future adjustments to the exercise price of the warrants.  Our Form S-3 filed on October 27, 2005 provides a more detailed description of this transaction.

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

Date: November 8, 2005	Lipid Sciences, Inc.

	By:	/s/ Sandra Gardiner
Sandra Gardiner
Chief Financial Officer*

*Signing on behalf of the Registrant as a duly authorized officer and as the Principal Financial Officer of the Registrant

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.

4.1

Form of Series A Warrant, issued by Lipid Sciences, Inc. to the Investors. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2005.

4.2

Form of Series B Warrant, issued by Lipid Sciences, Inc. to the Investors. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2005.

4.3

Form of Registration Rights Agreement, dated as of September 28, 2005, by and among Lipid Sciences, Inc. and the Investors named therein. Previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2005.

10.1

Form of Securities Purchase Agreement, dated as of September 28, 2005, by and among Lipid Sciences, Inc. and the Investors named therein. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2005.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.