Form 10-K
period 2005-12-31
LIPID SCIENCES INC/
filed 2006-03-15
CIK 71478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005.
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
 Common stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $77,444,604.48 as of June 30, 2005 (based on the last trading price on June 30, 2005, as reported on the Nasdaq National Market).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at February 28, 2006
Common Stock $0.001 par value	27,359,267

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement relating to the registrant's 2006 Annual Meeting of Stockholders, to be held on June 1, 2006, are incorporated by reference into Part III of this Form 10-K where indicated.

LIPID SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2005

Table of Contents

EXPLANATORY NOTES

        In this Annual Report on Form 10-K, unless the context otherwise requires, Lipid Sciences, Inc., a Delaware corporation, is referred to as "we," "the Company" or "Lipid." On November 29, 2001, after the completion of our merger with Lipid Sciences, Inc., a Delaware corporation, we changed our name from NZ Corporation to Lipid Sciences, Inc. On June 26, 2002, the merged corporation changed its state of incorporation from Arizona to Delaware. In this Annual Report on Form 10-K, we refer to our former name, NZ Corporation, as "NZ," and we refer to the merged corporation, Lipid Sciences, Inc., as "Pre-Merger Lipid." Because the merger was treated as a reverse acquisition, Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to 2001 included in this report reflects only Pre-Merger Lipid's information. Consequently, we sometimes also refer to Pre-Merger Lipid as "we" or "the Company." In addition, all share numbers, purchase prices per share, and exercise prices relating to Pre-Merger Lipid securities are shown on a post-merger basis after adjusting such numbers and prices to reflect the exchange ratio in the merger, with the exception of share amounts included in the Statement of Stockholders' Equity for the period ended December 31, 2000 to November 29, 2001, the date of the merger, and certain common stock, share, and per share amounts as of December 31, 2000, specifically referenced in Note 9 of the Consolidated Financial Statements.

        The statistics and industry data included in this Annual Report on Form 10-K related to cardiovascular disease and viral infections were obtained by us from various scientific and government sources, including the American Heart Association, the Center for Disease Control and Prevention, and UNAIDS. While we believe the information from these scientific and governmental sources is reliable, we have not independently verified any of the information from these sources. As a result, there can be no assurance as to the accuracy or completeness of the statistics and industry data from these sources included in this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the documents incorporated by reference in this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

  •
  our dependence on our license agreement with Aruba International B.V.;

  •
  our reliance on collaborations with strategic partners and consultants;

  •
  competition in our industry, including the development of new products by others that may provide alternative or better therapies;

  •
  failure to secure and enforce our intellectual property rights;

  •
  risks associated with use of biological and hazardous materials;

  •
  acceptance of our potential products by healthcare providers and patients; and

  •
  our dependence on key personnel.

        Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K.

ii

PART I

ITEM 1. BUSINESS

Overview

        We are a development-stage biotechnology company engaged in research and development of products and processes intended to treat major medical indications such as cardiovascular disease and viral infections in which lipids, or fat components, play a key role. Lipids are a part of every human living cell and are commonly bound to proteins which are transported throughout the body. We are focused on applications of our technology in two main areas: cardiovascular disease, using our HDL Therapy platform, and viral infections, using our Viral Immunotherapy platform. HDL Therapy is focused on developing treatments for the reversal of atherosclerosis, which is the leading cause of heart attacks, stroke and peripheral vascular disease. Our Viral Immunotherapy platform is focused on treatments for people suffering from conditions caused by lipid-enveloped viruses such as HIV, Hepatitis B and C, the Severe Acute Respiratory Syndrome coronavirus ("SARS"), West Nile and influenza. Additionally, we are conducting investigational research into other applications of the technology and have moved to secure additional intellectual property rights in these areas.

        Our HDL Therapy platform (HDL Selective Delipidation and HDL mimetic peptides) is aimed at developing potential treatments for the reversal of atherosclerosis, a systemic disease of blood vessels, caused by the build-up of cholesterol-filled plaques in the vascular system and, most critically, in the coronary arteries. If left untreated, these plaques are highly vulnerable to rupture and to blood clot formation, which can result in a fatal myocardial infarction (heart attack). Regression of such plaques may have a major impact on reducing the risk of acute coronary events and strokes.

        Our Viral Immunotherapy platform is focused on the removal of lipid coatings from lipid-enveloped viruses and other lipid-containing infectious agents by the application of Lipid Sciences' delipidation technology. It is believed that removing the virus' protective lipid coating enhances the processing and presentation of viral proteins to stimulate the body's immune system to effectively fight the disease.

        Our HDL Selective Delipidation and Viral Immunotherapy technologies are based on a patented process that selectively and rapidly removes lipids, such as cholesterol, from targeted lipoproteins or viruses circulating in blood plasma without disrupting the non-targeted plasma proteins function. Our process of lipid removal, known as delipidation, potentially improves the disease condition by enhancing the body's natural ability to heal itself. We believe that our unique delipidation process has the potential for a far-reaching impact on human health. In addition, we have expanded our HDL Therapy platform with a new development program in the field of HDL mimetic peptides. HDL mimetic peptides consist of a unique sequence of amino acids that mimic the critical functional characteristics of apolipoprotein A-I, the key protein component of high-density lipoproteins ("HDL"), or "good cholesterol".

        On November 29, 2001, we completed our merger with Pre-Merger Lipid. As a result of the merger, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the stockholders of Pre-Merger Lipid became stockholders of the Company. In connection with the merger, Pre-Merger Lipid stockholders received 1.55902 shares of the Company's common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. As part of the merger, we announced our intent to conduct an orderly disposition of substantially all of the real estate and other assets held by the Company before the merger to fund the ongoing operations of Lipid Sciences' biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. We completed the disposal of all the real estate assets acquired in the merger in February 2005.

        Our primary activities since incorporation have been conducting research and development (including pre-clinical studies); performing business, strategic and financial planning; and raising capital, including, from the date of the merger, disposing of Company real estate assets. Accordingly, the Company is considered to be in the development stage.

Cardiovascular Disease

        Cardiovascular disease is a major cause of death in the industrialized countries of the world. Atherosclerosis, the primary cause of heart disease and stroke, is a disease of the arteries. Atherosclerosis refers to the slow and continuous build-up of cholesterol-laden plaque on arterial walls. Over decades, this build-up may result in the blockage or reduction of blood flow through arteries, particularly those which deliver blood to the heart and the brain. A rupture of such a cholesterol-laden plaque may also result in a sudden reduction in blood flow leading to a series of symptoms described as acute coronary syndrome, or ACS. If left untreated, these plaques can have debilitating or even fatal effects.

        Researchers believe that high cholesterol, especially high concentrations of low-density lipoprotein ("LDL") cholesterol, plays a key role in the occurrence and development of atherosclerosis. Low-density lipoproteins are often called "bad cholesterol" because these particles carry cholesterol in the blood and deposit it in body tissue and in blood vessel walls. Through the process of reverse cholesterol transport, HDL removes excess cholesterol from tissues and vessel walls and carries it to the liver where it is eliminated from the body. A high LDL-to-HDL cholesterol ratio leads to the build-up of lipid-rich plaques in the arterial walls. These plaques are highly vulnerable to rupture and blood clot formation. Serious adverse cardiac events, such as angina pectoris (chest pain) and myocardial infarction, can occur if a blood clot forms from the rupture of a so-called "vulnerable plaque", reducing or preventing blood flow to the heart muscle. Conversely, regression or stabilization of such plaques could reduce the risk of such acute coronary events. Proper diet, exercise, and drug therapy may help lower the amount of cholesterol in the blood and therefore may reduce the progression of this disease. However, we believe that current treatments for atherosclerosis have not been demonstrated to substantially reverse the disease.

        According to the American Heart Association, cardiovascular disease is the leading cause of death among American men and women. Currently over 13 million people have been diagnosed with coronary heart disease and nearly six million people have suffered a stroke in the United States. Additionally, peripheral arterial disease affects 12-20% of Americans age 65 and older. Each year, approximately 1.8 million people suffer from acute coronary syndrome and approximately 700,000 are afflicted with a stroke in the United States. The limitations of treating this disease with more traditional methods like diet, exercise, and drug therapy have led to the development and widespread use of interventional procedures, such as balloon angioplasty therapy with stent placement, and coronary artery bypass surgery, known as surgical revascularization. These interventional procedures have high attendant costs and clinical complications associated with them. Physicians and their patients, however, are often forced to resort to these procedures in order to save, prolong or improve the quality of life of people with cardiovascular disease.

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

        The primary benefit of acute treatments is the immediate restoration of oxygen-rich blood flow to the heart. However, the major drawbacks of acute treatments are:

  •
  Acute procedures are localized and treat only one segment of a diseased artery at a time, even though atherosclerosis may affect the entire cardiovascular system. Therefore, many diseased arteries are left untreated by these invasive surgical procedures, leaving the patient at risk for future adverse events.

  •
  Restenosis, or reclosing of the artery, even after stenting, often occurs in patients after the initial procedure. This may require an additional invasive procedure within six months.

  •
  Acute treatments are invasive surgical procedures, which may require significant recovery time.

  •
  Invasive procedures by their nature involve not only a high financial cost, but also the risk of complications, including death. For example, these invasive procedures may involve opening up the chest cavity to expose the heart, as in coronary artery bypass surgery, or snaking a wire through the femoral artery to the heart, as in balloon angioplasty and stenting.

  •
  Many patients may not be eligible for these invasive procedures due to their anatomy, physical condition, age, or past medical history.

        Chronic Treatments.    Chronic treatments for cardiovascular disease have the goal of preventing or limiting progression of the disease. Physicians frequently prescribe drugs called statins, which lower the level of LDL cholesterol in the blood by inhibiting cholesterol production in the body. These drugs can also lower other lipids and have the ability to slightly raise HDL. Studies have shown that statins reduce the incidence of illness and death from cardiovascular disease. We believe that these drugs have a minimal effect in reversing the underlying atherosclerosis in a majority of patients. In post-operative patients, they also fail to prevent restenosis, the reclosure of an artery following surgical procedures.

  Our Approach to Treating Lipid-Based Cardiovascular Diseases

        HDL Therapy.    The past decade has brought about an intense focus on the lowering of LDL cholesterol for the treatment of atherosclerotic cardiovascular disease. In spite of this focus and the billions of dollars spent on lowering LDL, atherosclerosis continues to cause significant mortality and morbidity. Even with LDL drug therapy at its best, the reduction of cardiovascular disease events has been only 35-40%. As a result, a trend to discover new therapies to treat cardiovascular disease has emerged.

        We believe that our HDL Therapy platform could one day result in a dramatic reduction in cardiovascular, coronary or cerebrovascular events such as heart attacks and strokes. Our HDL Selective Delipidation technology selectively removes lipids from lipoproteins such as HDL in the bloodstream. These delipidated HDL particles pick up excess lipid from the artery walls more efficiently than undelipidated HDL and transport the lipid to the liver. The lipids are then processed and excreted naturally from the body. Our HDL mimetic peptide technology provides synthetic apolipoprotein A-I—like particles that are designed to remove cholesterol from patients' arteries. The process of the removal of excess cholesterol from the arterial wall by HDL is referred to as Reverse Cholesterol Transport. If successful, our HDL Therapy may be able to reverse the deposition of arterial plaque that occurs in the course of a human's life.

        Our HDL Therapy is designed to increase or enhance the performance of HDL through the stimulation of a patient's natural Reverse Cholesterol Transport system. This therapy is intended to increase cholesterol removal from vulnerable arterial plaques and stimulate the regression of atherosclerosis. The enhanced cholesterol transport capacity causes the removal of lipids from the arteries and contributes to the regression of vulnerable plaques, therefore, "supercharging" the body's own mechanism for lipid management. HDL Therapy is intended to treat plaque wherever it may occur in the cardiovascular circulation. We believe this systemic approach to the treatment of cardiovascular disease is a significant potential benefit of HDL Therapy. We anticipate that HDL Therapy will complement treatment with lipid-lowering drugs such as statins. After treatment by HDL Therapy and resulting subsequent plaque regression, long-term statin therapy would then seek to ensure continued control of disease progression, thereby reducing the risk of future cardiovascular events.

        Our HDL Selective Delipidation treatment, which we intend to be based on a proprietary set of high-margin disposables, will encompass the following sequence of steps:

  •
  removing a portion of a patient's whole blood;

  •
  separating the plasma from the blood cells;

  •
  returning the blood cells to the patient;

  •
  delipidating HDL in the plasma; and

  •
  returning the treated plasma to the patient.

        Once developed, our HDL mimetic peptides are expected to be administered as an infusion whereby a patient comes into a patient care setting, such as a physician's office, and receives a series of infusions over several weeks. After the treatments, the patient returns to his or her normal activities.

        In Vitro and Animal Experiments.    In vitro experiments conducted both internally and by third party laboratories have confirmed our ability to selectively delipidate HDL in plasma. Further experiments have confirmed the ability of the delipidated HDL particle created by our process to "efflux" (remove) cholesterol via specific metabolic pathways known to be critical to Reverse Cholesterol Transport. Delipidated HDL particles have been shown to be more efficient at cholesterol removal than undelipidated HDL.

        On July 13, 2005, we announced the completion of a non-human primate study conducted at the Wake Forest University Baptist Medical Center under the direction of Dr. Lawrence L. Rudel. This pre-clinical animal study was designed to demonstrate the safety and effectiveness of the Company's HDL Selective Delipidation process in a relevant human-like model. The study subjects, African green monkeys, a widely-accepted model for human atherosclerosis, were first surveyed with intravascular ultrasound ("IVUS") to determine the presence and composition of atherosclerotic plaque. The subjects then received a sequence of 12 weekly infusions of plasma that had been delipidated by Lipid Sciences' proprietary process and device. The data showed that the delipidated HDL infusions were safe and well tolerated by the study subjects. The study animals were monitored before, during, and after each of the 12 weekly infusions of delipidated plasma. The data included over 3,000 assays of blood chemistry and physiological variables, such as blood pressure, heart rate, temperature, and respiration rate, collected throughout the study. No significant changes in any of the monitored variables were noted during the course of the study. After completion of the 12 weekly infusions, a second IVUS was conducted and the data was analyzed at the Cleveland Clinic Foundation. Because of the limited number of study animals, there was insufficient data to reach statistical significance for the effectiveness portion of the study. However, we noted an encouraging trend in the change in percent of atheroma (plaque) volume in the study subjects.

        Regulatory Filing.    In December 2005, the Company filed an Investigational Device Exemption ("IDE") application with the Center for Devices and Radiological Health ("CDRH") of the Food and Drug Administration ("FDA"). In January 2006, the FDA granted conditional approval of the IDE to allow the Company to begin a human clinical trial with the Company's Plasma Delipidation System-2 (PDS-2). The Company was granted this approval subject to the condition that within 45 days it would submit a response to the questions and observations made by the FDA. The Company submitted its response on February 22, 2006, which was within 45 days of receiving conditional approval from the FDA. Prior to beginning our human clinical trial, we must also obtain approval from the Institutional Review Board of the Washington Hospital Center, Washington, D.C. and submit that approval to the FDA.

Viral Infections

        Viruses can be divided into two major classes: lipid-enveloped viruses, which possess a lipid coat, and non-enveloped viruses, which do not. The lipid coat that surrounds the protein structure of the virus protects the virus from recognition by the immune system. The lipid coat also helps the virus infect the host cell by merging the virus coat with the host cell surface. Some well-known lipid-enveloped viruses include HIV, Hepatitis B and C, SARS, West Nile and influenza.

        HIV infection is a high-profile, worldwide problem resulting in the devastation of populations in many countries. Currently, 900,000 to 950,000 people in the United States, and approximately 40 million people worldwide, are infected with HIV. About 40,000 people in the United States, and approximately 5 million people worldwide, become infected by HIV each year. Three million people die of HIV/AIDS associated illnesses every year worldwide. HIV begins its infection of a susceptible host cell, called a lymphocyte, by binding to a receptor on the host cell surface. Lymphocytes are a critical part of the body's immune system. Following fusion of the virus with the host cell, HIV infects the cell. The genetic material of the virus, RNA, is released into the host cell and converted into DNA. This viral DNA integrates into the genetic material of the cell and replicates using the host cell's replication system. The virus can persist in a latent state or emerge through the host cell membrane to infect other host cells.

        Other well-known lipid-enveloped viruses present health concerns both domestically and internationally. There are an estimated 1 million people in the United States chronically infected with Hepatitis B and 3.9 million people infected with Hepatitis C. Chronic hepatitis infections can lead to serious liver disease, creating the need for a liver transplant, and if left untreated can lead to death. SARS has recently emerged as a new, threatening disease. While the initial outbreak of SARS in the winter of 2002 was relatively small, the mortality rate of the disease is significant at about 10% of those infected. West Nile virus has been spreading across the United States over the past six years, infecting large populations of various animal species and, in a limited number of cases, humans, and is currently present in the vast majority, if not all, of the 50 states of the U.S. Influenza infects more than 15 million Americans each year and results in some 36,000 deaths annually. Avian influenza has arisen as a new concern. To date, the virus has only been spread to humans by contact with infected birds. Should the virus mutate to a form that permits human to human infection, the potential exists for an influenza pandemic that some have predicted could rival that of the 1918 Spanish flu that killed millions of people worldwide.

        Current Treatments for Viral Infections.    There have been significant advances in the treatment of viral diseases such as HIV over the past 20 years. With respect to HIV, the most important treatment advances have been as the result of the introduction of anti-retroviral drugs. While these drugs have helped millions of patients by lowering the amount of virus circulating in their blood and by helping keep their immune systems functioning through preservation of CD4+ T cells, there is still a pressing need for new therapies. The primary target of HIV is the CD4+ T cells. Thus, infection of these cells needs to be prevented, which is something that cannot be achieved through the use of anti-retroviral drugs. As a result of the use of Highly Active Anti-Retroviral Therapy ("HAART"), a combination of protease inhibitors and reverse transcriptase inhibitor drugs, death rates from AIDS have been significantly reduced in countries where such therapies are available. These therapies however are expensive and have been shown to have significant toxicity and debilitating side effects for many of the patients who take them. Despite improving both quality and duration of life for HIV-infected individuals, HAART therapy has been unable to completely eradicate the virus in the blood and organs of infected individuals. Side effects of these therapies, which include drug toxicity, lipodystrophy, neurological symptoms, and depression, can be significant. Such side effects lead to the rejection of these therapies by a significant number of patients. After cessation of drug therapy, or if a patient does not adhere strictly to the schedule of drug therapy, viral loads may rebound or even exceed pretreatment levels. HIV may also mutate in the presence of the antiviral compounds that are designed to interfere with viral replication. Viral mutation can lead to the development of drug resistance, rendering the drugs ineffective. Drug resistance is a major concern of physicians because a large number of patients today are infected by a strain of HIV that is already resistant to at least one drug in their drug therapy regimen. As the HIV virus continues to mutate, the number of patients with drug-resistant viral strains is expected to grow significantly. Because of these limitations, extensive research has been conducted to create new and more powerful therapies to treat this disease.

        Existing drug therapies for Hepatitis C have proven effective in only a portion of the patients treated. In addition, side effects of existing drug therapies, such as depression and hematologic abnormalities, can be significant and the therapeutic regimen is very expensive. Current treatments for Hepatitis B can be very expensive, have unpleasant side effects and can lead to drug resistance. At their best, these treatments can stop viral growth in less than half of chronically infected patients. At the present time, there are no specific treatments for either SARS or West Nile disease. While there are vaccines for the common influenza strains, influenza still kills thousands of people every year. There is no current vaccine for the avian influenza virus and should a pandemic occur, medicines to treat infected individuals are predicted to be in very short supply.

  Our Approach to Treating Lipid-Enveloped Viruses

        Viral Immunotherapy.    Our Viral Immunotherapy platform is focused on the removal of lipid coatings from viruses and other lipid-containing infectious agents by application of our delipidation technology. It is commonly understood that lipid-enveloped agents will not be able to infect a host cell if their lipid membranes are removed. We believe that removing the virus' protective lipid coating can stimulate a patient's immune system to more readily fight the disease.

        Our primary strategy for our Viral Immunotherapy technology is to pursue therapeutic applications in patients already infected with lipid-enveloped viruses. We are also developing our Viral Immunotherapy technology to establish a new approach for the preparation of vaccines against lipid-enveloped pathogens. The first indication we are pursuing with our Viral Immunotherapy process is the development of an autologous therapeutic treatment for use against HIV.

        Our Viral Immunotherapy platform aims to treat viral diseases, such as HIV, by modifying the infectious virus to enhance the processing and presentation of viral proteins that under normal conditions may not be presented by the lipid-enveloped virus. The exposure of these proteins to a patient's immune system can allow the immune system to recognize the foreign viral proteins and therefore mount an enhanced cell-mediated immune response, as well as potentially developing antibodies. The cell-mediated immune response will engage T-cells to attack and destroy viruses and infected cells reducing viral load of the victim of the disease. This reduced viral load could greatly reduce the stress on the immune system of the infected patient, and potentially improve or remedy the disease state. Because the Viral Immunotherapy process makes the viral proteins more visible to the body's host-defense and antigen-presenting systems, Viral Immunotherapy may provide a basis for treating patients infected by a wide variety of lipid-enveloped viruses, including Hepatitis B and C, SARS, West Nile virus, influenza and others.

        For chronic infections such as HIV, we believe that our Viral Immunotherapy process is unique because it would treat the actual viral population of the individual at the time of treatment, and presents the resulting exposed antigens of that unique viral mix to the immune system, resulting in an autologous therapeutic effect. We believe that this novel approach may overcome some of the limitations of other therapeutic approaches to chronic infection with HIV, Hepatitis B and C, where viral mutations lead to drug or vaccine resistance or result in lack of protection against infection by another strain of the virus. We also believe that our process can be used to develop vaccines for acute infections such as those from SARS, West Nile and influenza.

        We believe that our Viral Immunotherapy process may also prove very useful in treating patients who cannot tolerate or who are resistant to current therapies, such as HAART therapy for HIV. We also believe that Viral Immunotherapy may have potential applications in managing viral loads during periods of cessation of therapy, such as HAART, and in reducing side effects and toxicity issues associated with long term, chronic use of these potent drugs. In the developing world, our Viral Immunotherapy process may be particularly attractive because it could potentially be administered on an intermittent basis rather than on a daily basis, and delivered at a potentially lower cost than existing therapies, and without the issues of drug resistance and other drug-related side effects.

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

        In 2005, we completed an exploratory investigation of the therapeutic effect of delipidated autologous virus in chronically SIV-infected non-human primates. The results of this study, conducted at the Yerkes National Primate Research Center at Emory University, demonstrated that the administration of autologous SIV viral antigen delipidated by Lipid Sciences proprietary delipidation process to chronically infected SIV-infected rhesus macaques led to an enhanced presentation of viral proteins by the animals' immune system which was coincident with an improvement in the general indicators of overall health in these study animals. Statistical significance was reached both in the long-term survival of these animals compared to a retrospective, SIV-infected, non-immunized control group (p=0.0067) as well as a viral load reduction of approximately 90% (p=0.04), that was achieved for the nine months' duration of the study follow up period. With the successful completion of these studies, at the end of 2005 we initiated a much larger, controlled non-human primate study to demonstrate both survival and viral load reduction in a statistically significant group of SIV-infected non-human primates. We anticipate this study will last approximately 18 months. The study is designed to generate safety data and to demonstrate the efficacy of our proposed therapeutic treatment. We anticipate that these results could be used in the future application to the FDA to support the initiation of a human clinical trial designed for the treatment of HIV-infected patients, or for a potential offshore human study in collaboration with a corporate partner.

Competition

        The pharmaceutical, biotechnology and medical device industries are intensely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential. We compete with biotechnology, medical device and pharmaceutical companies that have been established longer than we have, have more experience in commercializing their technology, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also have competition in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies, and other private and public research organizations. The factors that affect the likelihood of commercial success for our potential products include: the development of alternative therapies that are more user-friendly for customers or physicians or are more effective and safer, the ability to develop cost-effective products, the ability to acquire, develop, maintain and enforce intellectual property rights and the availability of financial and technical resources. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will not benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

Intellectual Property Protection

        We consider the protection of our technology, whether owned or licensed by us, to be vital to our business. While we pursue patent protection for our technology wherever appropriate, we also rely on trade secrets, unpatented know-how, regulatory exclusivity, and continuing technological innovation to reinforce our competitive position. We own, or have exclusively licensed, issued patents in the United States, Australia, Europe, Japan and Canada. We also own, or have exclusively licensed, a number of pending Japanese, Canadian, European, PCT, U.S. utility, and U.S. provisional patent applications that cover our on-going improvements and innovations. In addition, we continually assess and re-evaluate our intellectual property strategy to focus on building the strongest portfolio possible to support our HDL Therapy and Viral Immunotherapy platforms. To protect our trade secrets, proprietary know-how and other confidential information, we require our employees, consultants, advisors, collaborators, members of our Scientific and Viral Advisory Boards, and others, as may be appropriate, to enter into confidentiality agreements that prohibit disclosure to any third party, reaffirm our ownership of the confidential information, and prohibit the use of any confidential information for purposes not authorized by us. We also require our employees to agree to disclose and assign us all methods, improvements, modifications, developments, discoveries, and inventions conceived during their employment with us that relate to our business.

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

Government Regulation

        General.    Drugs, devices and biologic products must satisfy rigorous standards of safety, effectiveness and/or efficacy before they can be approved or, in the case of some medical devices, "cleared" for commercial marketing by the FDA. The FDA has extensive authority and discretion over this approval process, subject to the provisions of its governing statutes, which consist principally of the Federal Food, Drug, and Cosmetic Act with respect to pharmaceuticals and medical devices, and the Public Health Service Act in the case of drug or device products of a biological nature, such as processed plasma.

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

        The extent and nature of the FDA regulatory requirements also will depend on the labeled uses, or indications, for which approval is sought and the type, complexity and novelty of the product. In the case of medical devices, the Federal Food, Drug, and Cosmetic Act requires that the most risky products, referred to as Class III devices, be the subject of a Pre-Market Approval ("PMA") application under Section 515 of the Federal Food, Drug, and Cosmetic Act. A PMA application usually requires that the applicant conduct well-controlled clinical studies to demonstrate the safety and effectiveness of its medical device. Other medical devices can be cleared for marketing by the FDA pursuant to what is known as a pre-market notification. Clearance of a pre-market notification filing relies on a finding by the FDA that the applicant's device is substantially equivalent to a lawfully marketed device that itself does not require a PMA application. In the case of other even less risky devices, the FDA has eliminated the need to file a pre-market notification, although the product and its maker generally are still subject to the general controls contained in the Federal Food, Drug, and Cosmetic Act and the device regulations. The division of the FDA having primary jurisdiction over medical devices is the Center for Devices and Radiological Health, or Devices Center.

        Drug products and biological drug products whose active ingredients have never been approved by the FDA—or which, although having the same ingredient, differ in a substantial way from an approved product—will usually require the applicant to file a full new drug application containing substantial evidence in the form of well-controlled clinical investigations that the drug product or biological drug product is safe and effective for its labeled indication(s). In contrast, a generic version of a previously approved drug product may be approved by the FDA under an "abbreviated" new drug application in which the showing of safety and efficacy is satisfied by the applicant proving that its drug is bioequivalent to the drug product originally approved under a full new drug application that forms the basis for the abbreviated new drug application. To qualify for the abbreviated new drug application process, a generic drug, with some limited exceptions, must be identical to that of the drug covered under the full new drug application as to active ingredient, labeling, dosage strength, dosage form, and route of administration. The division of the FDA having primary jurisdiction over drugs is the Center for Drug Evaluation and Research, or Drugs Center, and over biological drugs is the Center for Biologics Evaluation and Research, or Biologics Center.

        Biologics are regulated under the Public Health Service Act, which prohibits marketing them without an approved license from the FDA known as a Biologics License Application. Biologics regulation, under the Public Health Service Act, also focuses on whether a biologic is pure, safe and potent. Biologics License Applications for therapeutic biological drug products are similar to new drug applications and well-controlled clinical investigations to show safety and effectiveness are often required. The regulation of biologics also is impacted by the fact that biologics may be used in conjunction with a medical device such as a diagnostic kit. If used in conjunction with a device, the biologic product must satisfy the Public Health Service Act requirements and also may need to go through the PMA application procedure, which may require that the applicant conduct clinical studies to secure approval. There is no mechanism existing today that provides for a Biologics License Application for a "generic" biologic drug.

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

        Regulatory Status of Our Products.    The Company's Plasma Delipidation System-2 (PDS-2) has been classified as a medical device by the FDA. In discussions with the FDA, they have indicated that the PDS-2 will be a PMA device which will require clinical studies prior to approval. Due to the early nature of our development efforts, the regulatory status of some of our other potential products or which center of the FDA will have primary responsibility for review of our regulatory submissions is unknown at this time. Depending on the claims made and the FDA's ruling regarding the regulatory status of our products, they may be designated as devices, biologics or as combination products. However, we anticipate that regardless of regulatory designation, we will need to conduct clinical studies to prove the safety and effectiveness of the plasma delipidation systems for the initial intended use for which we elect to seek approval from the FDA.

        To support a regulatory submission for a PMA, the FDA commonly requires clinical studies to show safety and effectiveness. While we cannot currently state the nature of all of the studies that the FDA may require for our HDL Selective Delipidation system, medical device products approved by the FDA for other companies using similar mechanisms of operation have required extensive clinical studies in order to secure approval.

        As we design our clinical development plans, we will seek the FDA's input on those plans and, more specifically, the agency's requirements for approval. However, the FDA may insist upon changes to a development plan previously agreed to by the FDA if new information shows that the plan may present safety or effectiveness concerns. The FDA also retains considerable leverage to require changes in study protocols from the sponsors of clinical investigations even after an FDA meeting and agreement has been reached.

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

        If human clinical trials of a device are required for a PMA application and if the device presents a significant risk as defined in the FDA's regulations, the sponsor of the trial (usually the manufacturer or the distributor of the device) must submit an IDE prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing and the proposed protocol governing the clinical study. If the IDE application is approved by the FDA and an appropriate Institutional Review Board, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

        Submission of an IDE application or IND application does not assure that the FDA will not object to the IDE application or IND application. Furthermore, even if the IDE application or IND application becomes effective, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and effectiveness of the drug or device or warrant the continuation of clinical studies. In addition, the regulations governing INDs and IDEs are extensive and involve numerous requirements including that, generally, an IDE application or IND application supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. Deviation from these regulatory requirements can lead to the FDA refusing to consider the study in support of a commercial marketing application.

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

        In December 2005, the Company filed an IDE application with the CDRH of the FDA for their review. In January 2006, the FDA granted conditional approval of the IDE to allow the Company to begin a human clinical trial with the Company's PDS-2. The Company was granted this approval subject to the condition that within 45 days it would submit a response to the questions and observations made by the FDA. The Company submitted its response on February 22, 2006, which was within 45 days of receiving conditional approval from the FDA. Prior to beginning our human clinical trial, we must also obtain approval from the Institutional Review Board of the Washington Hospital Center, Washington, D.C. and submit that approval to the FDA.

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

Employees

        As of December 31, 2005, we had sixteen full-time employees and one part-time employee. Nine employees were engaged directly in research and new product development, one in regulatory affairs and quality assurance and seven in administration and finance. All of our employees are located in California.

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

ITEM 1A. RISK FACTORS

If we are unable to obtain adequate funds, we may not be able to develop and pursue the commercial application of our HDL Therapy and Viral Immunotherapy platforms.

        We depend on the availability of adequate capital to maintain and develop our business. In particular, we will require significant amounts of capital in order to conduct pre-clinical studies and clinical trials necessary to develop our HDL Therapy and Viral Immunotherapy platforms, and to pursue regulatory approval for products based on these platforms. As of December 31, 2005, we had cash, cash equivalents and short-term investments equal to $14,588,000. We believe that we have at our disposal sufficient capital to fund our operations, including our current development projects, to the early part of 2007. However, due to unforeseen developments, our ability to fund our capital requirements may vary from those currently planned. In addition, the amount of our future capital requirements cannot be quantified, but we expect them to be significant.

        We intend to seek capital needed to fund our operations through corporate partnerships, technology licensing, the pursuit of research and development grants, or public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. Should we raise funds through the incurrence of debt, we may become subject to covenants that may significantly restrict our operations. In the event we issue additional equity, our stockholders may suffer significant dilution. If we are unable to obtain financing on acceptable terms or at all, our ability to continue our business as planned will be significantly impaired and it may cause us to cease operations.

We have incurred significant losses since our inception, will continue to incur substantial losses in the future and may never achieve or maintain profitability.

        For the twelve months ended December 31, 2005, we incurred a net loss of approximately $10,214,000 and since Inception through December 31, 2005, we have accumulated a deficit of approximately $63,281,000. We expect to continue to incur substantial losses for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. Our ability to achieve and maintain profitability will be dependent in large part on the success of our development programs, obtaining regulatory approval for our products and entering into collaborations for product development, manufacturing and commercialization, all of which are uncertain. As a result, we may never achieve or maintain profitability.

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

        Our technology, and hence, our business, at present is limited to addressing two medical applications: cardiovascular disease, using our HDL Therapy platform (HDL Selective Delipidation and HDL mimetic peptides), and viral infections, using our Viral Immunotherapy platform. HDL Therapy is aimed at developing treatments for the reversal of atherosclerosis, while the Viral Immunotherapy platform is focused on treatments for people suffering from conditions associated with lipid-enveloped viruses such as HIV, Hepatitis B and C, SARS, West Nile and influenza. If our technology does not prove to be safe or effective, if we otherwise fail to receive regulatory approval for our potential product indications, or if we fail to successfully commercialize any product that may receive regulatory approval, our business, financial condition and results of operations would be significantly harmed and it may cause us to cease operations.

Our future clinical studies may be delayed or unsuccessful.

        Our future success depends in large part upon the results of clinical trials designed to assess the safety and effectiveness of our potential product indications. The ultimate results of clinical studies cannot be predicted with accuracy and can be impacted by many variables. We cannot be sure whether planned clinical trials will begin on time or will be completed on schedule or at all. Delay or failure to complete clinical studies may delay or prevent us from bringing products to market, which would materially harm our business, financial condition and results of operations. For example, any of our future clinical studies might be delayed in their initiation or performance, or even halted after initiation because:

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

        We have entered into an agreement for an exclusive license to patents, know-how and other intellectual property relating to our foundation technology for removal of lipids from proteins and our continued operations at present are dependent upon such intellectual property. The licensor is Aruba International B.V., a company controlled by Dr. Bill E. Cham, a founding stockholder of Pre-Merger Lipid and one of our former Directors. The technology licensed from Aruba currently represents an important part of the technology owned or licensed by us. Aruba may terminate the license agreement if we fail to perform and fail to remedy following written notice of default with respect to our material obligations under the agreement, including our obligations to make royalty payments, or if we cease, without intention to resume, all efforts to commercialize the subject matter of the licensed intellectual property. If our license with Aruba B.V. terminates, our business, financial condition and results of operations would be significantly harmed and it may cause us to cease operations.

We intend to rely on collaborations in order to further develop our products and processes. If we are unable to enter into any collaborations, or if any of these collaborations are unsuccessful, the development of our products could be adversely affected and we may incur significant unexpected costs.

        We intend to enter into collaborations with strategic partners, licensors, licensees and others. We may be unable to maintain or expand our existing collaborations on favorable terms, or at all, or establish additional collaborations or licensing arrangements necessary to develop our technology on favorable terms, or at all. We may not be able to enter into any collaborations or licensing arrangements with strategic partners in the future, and any existing or future collaborations or licensing arrangements may not be successful. In addition, parties we collaborate with may develop products or processes that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. If one or more of these parties fails to achieve product development objectives, this failure could harm our ability to fund related programs and develop or commercialize products, which could have a significant adverse impact on our business, financial condition and results of operations.

Our industry is intensely competitive.

        The pharmaceutical, biotechnology and medical device industries are intensely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential. We compete with biotechnology, medical device and pharmaceutical companies that have been established longer than we have, have more experience in commercializing their technology, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also have competition in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are more clinically effective, cost-effective, or that are otherwise accepted more widely than ours.

If we fail to secure and then enforce patents and other intellectual property rights underlying our technologies, or if the use of our technology is determined to infringe on the intellectual property rights of others, our business, financial condition and results of operations could be harmed.

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

        If it were ultimately determined that our intellectual property rights are unenforceable, or that our use of our technology infringes on the intellectual property rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market products using our technology. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors' products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could significantly harm our business, financial condition and results of operations.

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

        We may experience difficulties in launching new products, many of which are novel and based on technologies that are unfamiliar to the healthcare community. We have no assurance that healthcare providers and patients will accept such products, if developed. In addition, government agencies, as well as private organizations involved in healthcare, from time to time publish guidelines or recommendations to healthcare providers and patients. Such guidelines or recommendations can be very influential and may adversely affect the usage of any products we may develop directly (for example, by recommending to screen blood donations for certain viruses) or indirectly (for example, by recommending a competitive product over our product).

We depend on key personnel and will need to hire additional key personnel in the future.

        Our ability to operate successfully depends in significant part upon the experience, abilities and continued service of certain key scientific, technical and managerial personnel. If we lose the services of any of these personnel and we are unable to hire qualified replacements, our business could be harmed. Our future success also depends upon our ability to attract and retain additional highly qualified personnel in these areas and our ability to develop and maintain relationships with qualified clinical researchers. There is intense competition for the services for these personnel, especially in California. Moreover, we expect the high cost of living in the San Francisco Bay Area, where our headquarters is located, may impair our ability to attract and retain employees in the future. There can be no assurance that we can retain our existing personnel or that we can attract or retain other highly qualified scientific, technical and managerial personnel or develop and maintain relationships with clinical researchers in the future.

Our stock price may be volatile and there may not be an active trading market for our common stock.

        There can be no assurance that there will be an active trading market for our common stock or that the market price of the common stock will not decline below its present market price. The market prices for securities of companies in the biotechnology, medical device and healthcare industries have been, and are likely to continue to be, highly volatile. Factors that have had, and are expected to continue to have, a significant impact on the market price of our common stock include:

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

  •
  our financing activities;

  •
  potential changes in stock ownership positions; and

  •
  market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

        In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Regardless of its outcome, securities litigation may result in substantial costs and divert management's attention and resources, which could harm our business, financial condition and results of operations.

Existing stockholders may experience future dilution.

        As of December 31, 2005, 6,799,093 stock options and 2,839,565 warrants to purchase our common stock were outstanding, which if exercised, would result in the issuance of our common stock. Moreover, in the near future, we anticipate the need for additional capital to fund our operations. Such capital could be obtained by selling additional common stock or other equity instruments. Any future issuance of our common stock will have the effect of diluting ownership of existing stockholders.

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

While we believe that we currently have adequate internal control procedures in place, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions.

        While we believe that we currently have adequate internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are still exposed to potential risks from error or fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures.

        We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

Facilities

        Our headquarters are located at 7068 Koll Center Parkway, Suite 401 in Pleasanton, California. The facility is approximately 12,000 square feet, which consists of approximately 9,000 square feet of office and warehouse space and 3,000 square feet of laboratory space. We renewed our operating lease for our headquarters effective April 2005. This lease will terminate in March 2010. Management believes that its current facility is adequate and suitable for our operations in the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                   MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Since November 29, 2001, our common stock has traded on the Nasdaq National Market System under the symbol "LIPD". Prior to November 29, 2001, our common stock was admitted to non-listed trading privileges on the American Stock Exchange under the symbol "NZ". The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq National Market. On February 28, 2006, there were approximately 701 registered holders of record of our common stock, including multiple beneficial holders and depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker. The closing price of our common stock on February 28, 2006, as reported by the Nasdaq National Market System, was $2.64.

The Market Price Range by Quarter:

	2005		2004
	High	Low	High	Low
First Quarter	$4.650	$3.430	$8.450	$3.230
Second Quarter	5.560	3.910	6.980	3.400
Third Quarter	4.950	2.910	5.750	3.320
Fourth Quarter	3.250	2.080	5.270	3.310

        We did not declare any dividends on our common stock in 2005 or in any of the two prior years. We anticipate that for the foreseeable future we will continue to retain our cash and any earnings for use in our business. The payment of cash dividends is at the discretion of the Board of Directors of the Company.

Equity Compensation Plan Information

        The following table provides aggregate information regarding outstanding options and warrants under all equity compensation plans of the Company through December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	6,058,556	(1)	$3.72	4,814,675
Equity compensation plans not approved by security holders:
Options	740,537	(2)	2.40	—
Warrants	895,412	(3)	3.77	—

Total	7,694,505		$3.60	4,814,675

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

        Each of Petar Alaupovic, Ph.D., George A. Bray, M.D., Howard Hodis, M.D., Gerhard Kostner, Ph.D. and Frank Sacks, M.D. was granted a non-qualified stock option to purchase 116,927 shares of common stock as consideration for services performed as a member of the Company's Scientific Advisory Board. The options granted to the Scientific Advisory Board members are subject to substantially identical terms. Each option has a per share exercise price equal to the fair market value on the date of grant and is exercisable for a three-month period following the option-holder's termination of service for any reason other than cause, the option-holder's death or disability. The original options had a term of five years, however, in 2004, the expiration date of these option agreements were extended to ten years in an effort to more closely align the expiration date with the terms and scope of their work. The non-qualified stock option to purchase 155,902 shares of common stock that was granted to Gary S. Roubin, M.D., Ph.D., as consideration for services he performed as a member of the Company's Board of Directors is subject to substantially similar terms as the options granted to the Scientific Advisory Board members. Each option that was granted outside the Company's plans became exercisable over a specified period. All of these options were fully vested as of December 31, 2002.

        In October 2000, the Company issued to SRI International ("SRI") a warrant to purchase 779,510 shares of common stock at a per share exercise price of $3.21 as consideration for services it performed in connection with a development agreement between the Company and SRI. The warrant, which expires on October 6, 2007, becomes exercisable only upon completion of specified milestones. In 2004, SRI exercised 40,000 of their 233,853 vested warrant shares in exchange for 40,000 shares of our common stock. Accordingly, 193,853 warrant shares remain exercisable at December 31, 2005. In May 2001, the Company sold to Carroll Shelby a warrant to purchase 155,902 shares of common stock at a per share exercise price of $6.41 as consideration for services performed for the Company in connection with a private placement transaction. In exchange for the warrant sold to Mr. Shelby, the Company received cash consideration in the amount of $20,000. This warrant expires on May 30, 2006.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 are derived from audited financial statements. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected data in this section are not intended to replace our financial statements.

Years ended December 31, 2005, 2004, 2003, 2002 and 2001
(In thousands, except per share data)

Consolidated Statement of Operations Data:	2005	2004	2003	2002	2001(1)
Grant Revenue	$9	$32	$—	$—	$—
Net loss from continuing operations	(10,214)	(11,642)	(10,320)	(14,909)	(13,607)
Net loss per share from continuing operations	$(0.40)	$(0.47)	$(0.48)	$(0.70)	$(0.86)
Weighted average number of shares used in computing basic and diluted earnings per share	25,529	24,649	21,411	21,152	15,801
Consolidated Balance Sheet Data:	2005	2004	2003	2002	2001
Cash, cash equivalents and short-term investments	$14,588	$17,054	$13,860	$20,552	$12,811
Working capital	13,029	16,475	18,495	27,582	28,388
Total assets	15,399	19,086	27,712	39,524	79,232
Long-term liabilities	9	—	34	36	22,598
Stockholders' equity	13,458	16,911	24,959	35,606	51,277

(1)
Financial information for the year ended December 31, 2001, includes the results of Pre-Merger Lipid from January 1, 2001 through November 28, 2001, and the Company's results from November 29, 2001 through December 31, 2001.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATION

        You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included on pages F-1 through F-29 of this Annual Report on Form 10-K, and "Risk Factors", which are discussed in Item 1A. The statements below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page ii.

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

        On November 29, 2001, we completed our merger with Pre-Merger Lipid. The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of the Company's common stock immediately after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to November 29, 2001 included in this report reflects Pre-Merger Lipid results. As a result of the merger, certain real estate assets were acquired, and thus our business was organized into two segments: Biotechnology and Real Estate. On March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment, and as of December 31, 2004, we had completed the disposition of substantially all of these real estate assets and our business is no longer organized into two segments. The remaining real estate asset, classified as assets held for sale as of December 31, 2004, was sold in February 2005 for $1,167,000. Therefore, as of the date of this filing, the Company has no remaining real estate assets.

        In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.

        We intend to finance our operations through corporate partnerships, technology licensing, the pursuit of research and development grants, public or private equity or debt financings, and cash on hand. We anticipate that existing cash, cash equivalents and short-term investments will provide sufficient working capital for our operations, which includes our current development projects, to the early part of 2007. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses, including outlicensing opportunities of our proprietary delipidation process for non-human health applications such as the field of animal health, upon receiving all relevant approvals. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

        On July 13, 2005, we announced the completion of a non-human primate study conducted at the Wake Forest University Baptist Medical Center under the direction of Dr. Lawrence L. Rudel. This pre-clinical animal study was designed to demonstrate the safety and effectiveness of the Company's HDL Therapy in a relevant human-like model. The study subjects, African green monkeys, a widely-accepted model for human atherosclerosis, were first surveyed with intravascular ultrasound ("IVUS") to determine the presence and composition of atherosclerotic plaque. The subjects received a sequence of 12 weekly infusions of plasma that had been delipidated by Lipid Sciences' proprietary process and device. The data showed that the delipidated HDL infusions were safe and well tolerated by the study subjects. The study animals were monitored before, during, and after each of the 12 weekly infusions of delipidated plasma. The data included over 3,000 assays of blood chemistry and physiological variables, such as blood pressure, heart rate, temperature, and respiration rate, collected throughout the study. No significant changes in any of the monitored variables were noted during the course of the study. After completion of the 12 weekly infusions, a second IVUS was conducted and the data was analyzed at the Cleveland Clinic Foundation. Because of the limited number of study animals, there was insufficient data to reach statistical significance for the effectiveness portion of the study. However, we noted an encouraging trend in the change in percent of atheroma (plaque) volume in the study subjects.

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

        On September 9, 2005 we announced the completion of our exploratory investigation of the therapeutic effect of delipidated autologous virus in chronically SIV-infected rhesus macaques. Simian Immunodeficiency Virus (SIV) is a widely-accepted primate model for viral diseases like HIV. The results of this study, conducted at the Yerkes National Primate Research Center at Emory University, demonstrated that the administration of "autologous" SIV viral antigen delipidated by our proprietary delipidation process to chronically SIV-infected non-human primates led to the recognition of new epitopes of the virus by the animals' immune system which was coincident with an improvement in the general indicators of overall health in these study animals. Statistical significance was reached both in the long-term survival of these animals as compared to a retrospective, SIV-infected, non-immunized control group, as well as a viral load reduction of approximately 90%, that was achieved for the nine months' duration of the study follow-up period. In the fourth quarter of 2005, we initiated a much larger, controlled non-human primate study to demonstrate both survival and viral load reduction in a statistically significant group of SIV-infected non-human primates. The study is designed to generate safety data and to demonstrate the efficacy of our proposed therapeutic treatment. We anticipate that these results could be used in the future application to the FDA to support the initiation of a human clinical trial designed for the treatment of HIV-infected patients, or for a potential offshore human study in collaboration with a corporate partner.

        On September 30, 2005, we completed the private placement of 2,430,198 shares of the Company's common stock at a price of $2.98 per share, for an aggregate offering price of approximately $7.2 million, to institutional accredited investors (the "Investors"). Pursuant to the terms of the private placement, we also issued to the Investors warrants and Additional Investment Rights ("AIRs") in the form of warrants. As part of the transaction, we agreed to register for resale under the Securities Act all of the shares of common stock issued in the offering, as well as shares of common stock issuable upon exercise of the AIRs and warrants, within thirty calendar days following the closing date of September 30, 2005. We filed a Registration Statement on form S-3 with the SEC on October 27, 2005 that became effective on December 29, 2005. As a result, these shares sold in the private placement generally may be freely resold into the public markets.

        In December 2005, the Company filed an IDE application to the CDRH of the FDA for their review. In January 2006, the FDA granted conditional approval of the IDE to allow the Company to begin a human clinical trial with the Company's PDS-2. The Company was granted this approval subject to the condition that within 45 days it would submit a response to the questions and observations made by the FDA. The Company submitted its response on February 22, 2006, which was within 45 days of receiving conditional approval from the FDA. Prior to beginning our human clinical trial, we must also obtain approval from the Institutional Review Board of Washington, D.C. and submit that approval to the FDA. We expect to have completed preparations for the initiation of our human clinical trial at the Washington Hospital Center by the end of the first quarter of 2006, and anticipate that the initiation of our human clinical trial of our HDL Therapy platform will begin early in the second quarter of 2006.

Results of Continuing Operations—Year Ended December 31, 2005 as compared to Year Ended December 31, 2004

        Revenue.    We recognized $9,000 in grant revenue in 2005, compared to $32,000 in 2004. This grant revenue relates to the Small Business Technology Transfer ("STTR") grant awarded in the second quarter of 2004 by the National Institutes of Health ("NIH"), for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome.

        We have had no product revenues since our Inception (May 21, 1999). Future product revenues will depend on our ability to develop and commercialize our HDL Therapy and Viral Immunotherapy platforms.

        Research and Development Expenses.    Research and development expenses include applied and scientific research, regulatory and business development expenses. Research and development expenses for 2005 decreased $1,433,000, or 17%, to $7,170,000 from $8,603,000 in 2004. The decrease was due primarily to the absence of an $855,000 stock compensation charge related to the modification of our Scientific Advisory Board members' option agreements to extend the expiration date of these options, reduction in expenses related to our non-human primate study at the Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina, which concluded in the second quarter of 2005, and a decrease in process development costs related to our HDL Therapy platform. This decrease was partially offset by an increase in costs associated with our Viral Immunotherapy platform and an increase in costs related to the preparation of a human clinical trial of our HDL Therapy platform, including costs associated with the development and manufacture of our PDS-2 device and disposables, regulatory compliance and clinical trial support. Research and development expense accounted for approximately 67% of total operating expenses for the twelve months ended December 31, 2005.

        While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis. For the year ended December 31, 2005 however, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

        Selling, General and Administrative Expenses.    General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance and accounting expenses. General and administrative expenses increased $71,000, or 2%, to $3,508,000 from $3,437,000 in 2004. The increase was due primarily to an increase in expenses related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and an increase in investor and public relations expenses. This increase was partially offset by a reduction in stock compensation expense as a result of the full amortization in 2004 of stock options issued to certain consultants and reduced facility related expenses as a result of the renegotiation and extension of our facility lease in Pleasanton, CA. General and administrative expenses accounted for approximately 33% of total operating expenses for the twelve months ended December 31, 2005.

        Interest and Other Income.    Interest and other income for 2005 increased $91,000, or 25%, to $455,000 from $364,000 in 2004. The increase was due primarily to higher average short-term investment balances coupled with higher investment yields during the twelve months ended December 31, 2005. This increase was partially offset by the absence of interest income received from two notes receivable which were paid off in the three months ended June 30, 2004.

Results of Continuing Operations—Year Ended December 31, 2004 as compared to Year Ended December 31, 2003

        Revenue.    We recognized $32,000 in grant revenue in 2004. This grant revenue relates to the STTR grant awarded in the second quarter of 2004 by the NIH for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome.

        We have had no product revenues since our Inception (May 21, 1999). Future product revenues will depend on our ability to develop and commercialize our two primary platforms: HDL Therapy and Viral Immunotherapy.

        Research and Development Expenses.    Research and development expenses include applied and scientific research, regulatory and business development expenses. Research and development expenses for 2004 increased $1,232,000, or 17%, to $8,603,000 from $7,371,000 in 2003. The increase was due primarily to an $870,000 increase in stock compensation expense, $855,000 of which was due to the modification of our Scientific Advisory Board members' option agreements to extend the expiration date of those options, and increases in outside research expenses related to our non-human primate study that commenced in the third quarter of 2004 at the Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina. This increase was partially offset by the absence of external development services performed by SRI under a development agreement, restructuring charges recorded in the first quarter of 2003, and consulting fees related to the Karuba agreement which was terminated in August 2003. Research and development expenses accounted for approximately 71% of total operating expenses for the twelve months ended December 31, 2004.

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

Results of Discontinued Operations—Years Ended December 31, 2005, 2004 and 2003

        During the twelve months ended December 31, 2005, the Company recorded no net income or loss from discontinued operations. As of December 31, 2004, all real estate assets acquired in the merger between NZ and Pre-Merger Lipid had been disposed of, and therefore we did not have any income or loss to report for discontinued operations for the twelve month period ended December 31, 2005.

        During the twelve months ended December 31, 2004, the Company recorded net income from discontinued operations of $1,066,000 as compared to a net loss of $707,000 recorded in 2003. The change was attributable to the absence of a valuation charge recorded on real property in California, a reduction in administrative costs as a result of the cessation of our real estate operations in Arizona, and gains recognized on the sale of mineral rights and real property in New Mexico.

Liquidity and Capital Resources

        Pre-Merger Lipid financed its operations principally through two private placements of equity securities, which yielded net proceeds of approximately $16,900,000, and the sale of common stock to one of its founders. The merger with NZ resulted in the acquisition of net assets of approximately $45,000,000, net of repurchase of stock and acquisition costs.

        Net cash used in operating activities was approximately $10,446,000 for the year ended December 31, 2005, resulting primarily from operating losses incurred. The net cash used in operating activities was approximately $4,425,000 and $9,565,000 for the years ended December 31, 2004 and 2003, respectively, resulting primarily from operating losses incurred as adjusted for non-cash stock compensation charges and the payment of accrued liabilities pertaining to our restructuring activities and the advisory fees due to MDB Capital Group. These cash outflows were partially offset by the early payoff of two notes receivable in 2004.

        Net cash used in investing activities was approximately $184,000, $3,180,000 and $6,941,000 for the years ended December 31, 2005, 2004 and 2003, respectively, primarily attributable to the purchase and subsequent maturity of short-term investments and purchase of capital equipment.

        Net cash provided by financing activities of approximately $6,575,000 for the year ended December 31, 2005 was attributable to the proceeds, net of issuance costs, received from the private placement of our common stock on September 30, 2005 and the proceeds received from the exercise of options of our common stock. The net cash provided by financing activities of approximately $915,000 and $27,000 for the years ended December 31, 2004 and 2003, respectively, was attributable to the proceeds received from the exercise of options and warrants of our common stock.

        Net cash provided by discontinued operations of approximately $1,167,000 for the year ended December 31, 2005 was primarily attributable to the February 2005 sale of royalty credits acquired by the Company in October 2004 in exchange for our remaining mineral rights in New Mexico. The sale of the royalty credits represented the final disposition of our real estate related assets. Net cash provided by discontinued operations of approximately $6,425,000 and $2,832,000 for the years ended December 31, 2004 and 2003, respectively, was primarily due to the sale of real estate assets and collection of principal payments on commercial real estate loans and other notes receivable.

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

        In September 2005, we completed the private placement of 2,430,198 shares of the Company's common stock at a price of $2.98 per share, for an aggregate offering price of approximately $7.2 million, to institutional accredited investors. Pursuant to the terms of the private placement, we issued to the Investors warrants to purchase 729,057 shares of common stock at $4.20 per share and Additional Investment Rights in the form of warrants to purchase 1,215,096 shares of common stock at $3.73 per share. The warrants and the AIRs expire September 30, 2010, and March 29, 2006, respectively. Up to 607,509 additional shares of common stock are issuable as a result of potential future adjustments to the exercise price of the warrants. If exercised, we have the potential to receive approximately $4,500,000 in additional gross proceeds related to the Additional Investment Rights. In connection with the private placement, approximately $490,000 was paid to A.G. Edwards who acted as the placement agent for the transaction.

        Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms. The expected use of funds related to our HDL Therapy platform includes costs associated with the preparation for and initiation of a human clinical trial. The expected use of our funds related to our Viral Immunotherapy platform includes costs associated with our non-human primate study. The results of this study could lead to the initiation of a human clinical trial for the treatment of HIV-infected patients, with approval from the FDA, or to an offshore human study in collaboration with a partner. We expect our principal sources of funds to be cash on hand. As of December 31, 2005, we had cash and cash equivalents and short-term investments equal to approximately $14,600,000. We anticipate that these assets will provide sufficient working capital for our operations, which include our current development projects and human clinical trial, to the early part of 2007. We expect additional capital will be required in the future. Our Board of Directors continues to consider third-party inquiries and explore strategic initiatives, public or private equity or debt financings, the formation of strategic development or licensing partnerships, and strategic business combinations. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company's future cash requirements.

Contractual Obligations

        Future estimated contractual obligations are:

	2006	2007	2008	2009	2010	Total
	(In thousands)
Operating Leases	$206	$211	$217	$223	$56	$913
Purchase Obligations	36	—	—	—	—	36
Royalty Payments*	500	500	500	500	500	2,500

Total	$742	$711	$717	$723	$556	$3,449

*
We have agreed to pay annual royalties in the amount of $500,000 to Aruba International B.V. in exchange for the exclusive worldwide rights to certain patents, trademarks, and technology. Under certain circumstances, additional payments related to this agreement could be required in the future. The amounts presented in the above table reflect the minimum annual royalty amount payable through the next five years.

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

Stock Compensation

        The Company accounts for stock options granted to employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, thus, recognizes no compensation expense for those options granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant. As permitted, the Company has elected to adopt the disclosure provisions only of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Significant judgment is required on the part of management in determining the proper assumptions to use in the computation of the amounts to be disclosed or recorded pursuant to the provisions of SFAS No. 123. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected life, volatility and dividend yield of the option. Management bases its assumptions on historical data where available. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and are therefore subject to management's judgment.

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

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. This statement is effective beginning with our first quarter of fiscal 2006. Based on stock options outstanding at December 31, 2005, compensation expense related to employee stock option awards is expected to be approximately

$500,000 in 2006. The amount and timing of total future compensation expense related to stock option grants will vary based upon additional awards, if any, cancellations, forfeitures, and modifications.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirement for the accounting for and reporting of a change in accounting principle by requiring retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. This statement is effective beginning with our first quarter of fiscal 2006. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

        In November 2005, the FASB issued FASB Staff Position No. 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"), which outlines a three-step model for identifying investment impairments in debt and equity securities within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), and cost-method investments. The three steps involve (1) determining whether the investment is impaired, (2) evaluating whether the impairment is other-than-temporary, and (3) if the impairment is other than temporary, recognizing an impairment loss. FSP 115-1 carries forward the disclosure requirements of Emerging Issues Task Force ("EITF") Issue 03-1-1, "The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments". FSP 115-1 is effective for reporting periods beginning after December 15, 2005. We believe that the adoption of FSP 115-1 will not have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk associated with changes in interest rates relates to our investment portfolio. We maintain an investment portfolio consisting of government issued securities. These investments are classified as held-to-maturity and are accounted for at their amortized cost, as per SFAS No. 115.

        As of December 31, 2005, the amortized cost of our investment portfolio, which equaled approximately $12,836,000 exceeded the market value of the investments contained in the portfolio by approximately $13,000. We have both the ability and intent to hold the securities contained in the investment portfolio until their respective maturity dates. Additionally, all securities contained in the investment portfolio have maturity dates of less than one year. Therefore, we have concluded that this unrealized loss is not considered "other than temporary", as defined by FSP 115-1 and we have not booked any impairment charges related to this unrealized loss. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements, including consolidated balance sheets as of December 31, 2005 and 2004, consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003, consolidated statements of stockholders' equity for the years ended December 31, 2005, 2004 and 2003, consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003 and notes to our consolidated financial statements, together with a report thereon of Deloitte & Touche LLP, dated March 15, 2006, are attached hereto as pages F-1 through F-29.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Lipid Sciences maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2005. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, our management sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

        Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2005 the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Management Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee.

        Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management's assessment of our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Changes to Internal Controls over Financial Reporting

        There have not been any significant changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding our Directors, committees of our Board of Directors, including our audit committee and nominating and corporate governance committee, our director nomination process and our Executive Officers appearing under the headings "Proposal One: Election of Directors," "Management—Executive Officers" and "Management—Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement relating to our 2006 Annual Meeting of Stockholders to be held on June 1, 2006 (the "2006 Proxy Statement") is incorporated by reference.

        Our Board has determined that William A. Pope is an audit committee financial expert and that he is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information appearing under the headings "Management—Executive Compensation," "Management—Employment Contracts, Termination of Employment and Change-in-Control Arrangements," "Management—Compensation Committee Interlocks and Insider Participation" and "Proposal One: Election of Directors—Compensation of Directors" of the 2006 Proxy Statement is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information appearing under the heading "Management—Security Ownership of Certain Beneficial Owners and Management" of the 2006 Proxy Statement is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing under the heading "Management—Certain Relationships and Related Transactions" of the 2006 Proxy Statement is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information appearing under the heading "Independent Public Accountants" of the 2006 Proxy Statement is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.
Financial Statements

    The financial statements and notes thereto, and the reports of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-29.

  2.
  Financial Statement Schedules

    Schedule IV—Mortgage Loans on Real Estate

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements

  3.
  Exhibits

    The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

LIPID SCIENCES, INC.
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	F-1
Consolidated Balance Sheets at December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 and cumulative period from Inception (May 21, 1999) to December 31, 2005	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 and cumulative period from Inception (May 21, 1999) to December 31, 2005	F-7
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lipid Sciences, Inc.
Pleasanton, California

        We have audited the accompanying consolidated balance sheets of Lipid Sciences, Inc. and subsidiaries (the "Company," a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2005, and for the period from Inception (May 21, 1999) to December 31, 2005 and the related consolidated statements of stockholders' equity for each of the five years in the period ended December 31, 2005 and for the period from Inception (May 21, 1999) to December 31, 2000. Our audits also included the financial statement schedule listed at Item 15(a)2. We also have audited management's assessment, included in the Management Report on Internal Control over Financial Reporting included in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, and for the period from Inception (May 21, 1999) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 3, the consolidated statements of cash flows have been revised.

/s/ Deloitte & Touche LLP

San Francisco, California
March 15, 2006

Lipid Sciences, Inc.
(A Development Stage Company)
 Consolidated Balance Sheets

December 31,	2005	2004
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,752	$4,640
Short-term investments	12,836	12,414
Prepaid expenses	355	313
Restricted cash	—	105
Other current assets	18	11
Assets held for sale	—	1,167

Total current assets	14,961	18,650

Property and equipment	419	436
Long-term lease deposits	19	—

Total assets	$15,399	$19,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,292	$863
Accrued related party royalties	250	750
Accrued compensation	390	542
Other current liabilities	—	20

Total current liabilities	1,932	2,175

Deferred rent	9	—

Total liabilities	1,941	2,175

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,359,267 and 24,912,263 shares issued and outstanding at December 31, 2005 and 2004, respectively	27	25
Additional paid-in capital	76,712	69,953
Deficit accumulated in the development stage	(63,281)	(53,067)

Total stockholders' equity	13,458	16,911

Total liabilities and stockholders' equity	$15,399	$19,086

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)
 Consolidated Statements of Operations

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from Inception (May 21, 1999) to December 31, 2005
	(In thousands, except per share amounts)
Grant Revenue	$9	$32	$—	$41
Operating expenses:
Research and development	7,170	8,603	7,371	52,248
Selling, general and administrative	3,508	3,437	3,896	23,064

Total operating expenses	10,678	12,040	11,267	75,312

Operating loss	(10,669)	(12,008)	(11,267)	(75,271)
Interest and other income	455	364	1,014	3,583

Loss from continuing operations	(10,214)	(11,644)	(10,253)	(71,688)
Income tax benefit/(expense)	—	2	(67)	8,004

Net loss from continuing operations	(10,214)	(11,642)	(10,320)	(63,684)

Discontinued operations:
Income/(loss) from discontinued operations	—	1,066	(707)	582
Income tax expense	—	—	—	(179)

Income/(loss) from discontinued operations—net	—	1,066	(707)	403

Net loss	$(10,214)	$(10,576)	$(11,027)	$(63,281)

Loss per share—basic and diluted:
Net loss per share continuing operations	$(0.40)	$(0.47)	$(0.48)
Net income/(loss) per share discontinued operations	$0.00	$0.04	$(0.04)
Net loss per share	$(0.40)	$(0.43)	$(0.52)
Weighted average number of common shares outstanding—basic and diluted	25,529	24,649	21,411

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences Inc.
(A Development Stage Company)
 Consolidated Statements of Stockholders' Equity

				Deficit Accumulated During the Development Stage
	Common Stock
			Additional Paid-in Capital		Total Stockholders' Equity
	Shares	Amounts
	(In thousands, except share and per share amounts)
Issuance of common stock for cash	3,000,000	$30	$220	$—	$250
Issuance of common stock for technology rights	3,000,000	30	220	—	250
Issuance of common stock for cash	3,180,949	32	10,991	—	11,023
Issuance of common stock for royalties	42,858	1	149	—	150
Issuance of common stock for services	32,000	—	160	—	160
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	567	—	567
Issuance of warrants to purchase common stock to consultants for services	—	—	216	—	216
Net loss	—	—	—	(2,993)	(2,993)

Balances at December 31, 2000	9,255,807	93	12,523	(2,993)	9,623
Issuance of common stock for services	21,700	—	108	—	108
Issuance of common stock for cash	943,394	9	6,186	—	6,195
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	2,936	—	2,936
Issuance of warrants to purchase common stock in exchange for development services	—	—	848	—	848
Acquisition of common stock related to merger, net of $3,665 issuance costs, including repurchase of 1,505,402 shares of common stock in November 2001	5,311,534	45,244	—	—	45,244
Issuance of 1.55902 shares of common stock to Pre-Merger Lipid stockholders for every 1.0 shares of Pre-Merger Lipid common stock owned in connection with merger in November 2001	5,713,787	—	—	—	—
Merger adjustments to reclassify equity accounts to conform with capital structure of no par value	—	22,601	(22,601)	—	—
Net loss	—	—	—	(13,677)	(13,677)

Balances at December 31, 2001	21,246,222	67,947	—	(16,670)	51,277
Repurchase 104,767 shares at $7.00 for dissenters rights	(104,767)	(470)	—	—	(470)
Additional issuance costs of merger	—	(248)	—	—	(248)
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	(159)	—	(159)
Adjustments to reclassify equity accounts to conform with Delaware capital structure, $0.001 par value	—	(67,208)	67,208	—	—
Net loss	—	—	—	(14,794)	(14,794)

Balances at December 31, 2002	21,141,455	21	67,049	(31,464)	35,606
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	353	—	353
Issuance of 27,500 shares of common stock for cash upon exercise of employee stock options at $0.89-$1.00 per share	27,500	—	27	—	27
Issuance of 1.0 shares of common stock to NZ rights holders for every 1.0 shares of NZ common stock owned in connection with November 2001 merger	3,090,495	3	(3)	—	—
Net loss	—	—	—	(11,027)	(11,027)

Balances at December 31, 2003	24,259,450	24	67,426	(42,491)	24,959
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	1,613	—	1,613
Issuance of 195,902 shares of common stock for cash upon exercise of non-employee warrants at $3.21 per share	195,902	—	629	—	629
Issuance of 100,503 shares of common stock for cash upon exercise of employee stock options at $0.89-$4.46 per share	100,503	—	286	—	286
Issuance of 1.0 shares of common stock to NZ rights holders for every 1.0 shares of NZ common stock owned in connection with November 2001 merger	356,408	1	(1)	—	—
Net loss	—	—	—	(10,576)	(10,576)

Balances at December 31, 2004	24,912,263	$25	$69,953	$(53,067)	$16,911

Balances at December 31, 2004	24,912,263	$25	$69,953	$(53,067)	$16,911
Compensation associated with issuance of options to purchase common stock to employees, consultants and advisors	—	—	186	—	186
Issuance of common stock for cash at $2.98 per share in September 2005, net of $687,081 issuance costs	2,430,198	2	6,552	—	6,554
Issuance of 16,806 shares of common stock for cash upon exercise of employee stock options at $1.00-$1.90 per share	16,806	—	21	—	21
Net loss	—	—	—	(10,214)	(10,214)

Balances at December 31, 2005	27,359,267	$27	$76,712	$(63,281)	$13,458

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences Inc.
(A Development Stage Company)
 Consolidated Statements of Cash Flows

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003	Period from inception (May 21, 1999) to December 31, 2005 (revised—see Note 3)
	(In thousands)
Cash flows used in operating activities:
Net loss from continuing operations	$(10,214)	$(11,642)	$(10,320)	$(63,684)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	219	321	335	1,179
Loss on disposal of assets	2	—	203	206
Accretion of discount on investments	(337)	(156)	(46)	(618)
Stock compensation expense for options issued to employees, consultants and advisors	186	1,613	353	6,164
Issuance of warrants to consultants	—	—	—	1,044
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(49)	235	116	(373)
Notes receivable	—	5,513	1,056	6,569
Other assets	(19)	—	—	(19)
Income taxes	—	(18)	(21)	—
Accounts payable and other current liabilities	409	(745)	(1,423)	(753)
Accrued related party royalties	(500)	500	—	250
Accrued compensation	(152)	(12)	184	390
Deferred rent	9	(34)	(2)	9

Net cash used in operating activities of continuing operations	(10,446)	(4,425)	(9,565)	(49,636)

Cash flows used in investing activities:
Capital expenditures	(207)	(90)	(44)	(1,819)
Restricted cash (revised—see Note 3)	105	213	(2)	—
Proceeds from disposal of assets	3	—	14	17
Purchases of investments	(18,585)	(15,303)	(15,409)	(87,004)
Maturities and sales of investments	18,500	12,000	8,500	74,786

Net cash used in investing activities of continuing operations	(184)	(3,180)	(6,941)	(14,020)

Cash flows provided by financing activities:
Acquisition of NZ Corporation—cash acquired	—	—	—	20,666
Payment of acquisition costs	—	—	—	(1,863)
Payment to repurchase stock	—	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	6,575	915	27	24,964
Proceeds from issuance of warrants	—	—	—	40

Net cash provided by financing activities of continuing operations	6,575	915	27	31,294

Net decrease in cash and cash equivalents from continuing operations	(4,055)	(6,690)	(16,479)	(32,362)
Cash flows provided by discontinued operations (revised—see Note 3):
Operating activities	1,167	6,425	2,832	38,185
Investing activities	—	—	—	10,837
Financing activities	—	—	—	(14,908)

Net cash provided by discontinued operations	1,167	6,425	2,832	34,114
Cash and cash equivalents at beginning of period	4,640	4,905	18,552	—

Cash and cash equivalents at end of period	$1,752	$4,640	$4,905	$1,752

Lipid Sciences Inc.
(A Development Stage Company)
 Consolidated Statements of Cash Flows (Continued)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003	Period from inception (May 21, 1999) to December 31, 2005
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$—	$839
Income tax paid/(recovered)	—	—	69	(1,473)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$—	$1,040
Property and equipment	—	—	—	30,193
Commercial real estate loans	—	—	—	16,335
Notes and receivables	—	—	—	15,166
Investments in joint ventures	—	—	—	2,343
Current liabilities assumed	—	—	—	(1,947)
Long-term debt assumed	—	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	—	(7,936)

Fair value of assets acquired (other than cash)	$—	$—	$—	$40,286
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued financing costs	$12	$—	$—	$12

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

        In the course of its research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. As of December 31, 2005, we had cash and cash equivalents and short-term investments equal to approximately $14.6 million. We anticipate that these assets will provide sufficient working capital for our operations, which include our current development projects, to the early part of 2007. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private equity or debt financings.

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

Cash and Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may be invested in money market funds. Cash equivalents are carried at cost, which approximates fair value at December 31, 2005 and 2004. All of the Company's investments are classified as short-term, are held-to-maturity, and are accounted for at their amortized cost per Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Short-term investments consist of investments in U.S. Government securities with a cost, approximating fair value, of $12,836,000 and $12,414,000 at December 31, 2005 and 2004, respectively.

        As of December 31, 2005, the amortized cost of our investment portfolio, which equaled approximately $12,836,000 exceeded the market value of the investments contained in the portfolio by approximately $13,000. We have both the ability and intent to hold the securities contained in the investment portfolio until their respective maturity dates. Additionally, all securities contained in the investment portfolio have maturity dates of less than one year. Therefore, we have concluded that this unrealized loss is not considered "other than temporary", as defined by Emerging Issues Task Force ("EITF") Issue 03-1-1 "The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments", and we have not booked any impairment charges related to this unrealized loss.

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

Stock Compensation

        The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees", as interpreted by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25." ("FIN No. 44") The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

        Had compensation expense for the Company's employee stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net loss and loss per share ("EPS") would have been reduced to the pro forma amounts presented in the following table:

	Twelve months Ended December 31,
(In thousands)
	2005	2004	2003
Reported net loss	$(10,214)	$(10,576)	$(11,027)
Add stock-based compensation included in net loss	57
Compensation expense for stock options	(1,104)	(1,293)	(1,243)

Pro forma net loss	$(11,261)	$(11,869)	$(12,270)

Net loss per share—basic and diluted:
As reported	$(0.40)	$(0.43)	$(0.52)
Pro forma	$(0.44)	$(0.48)	$(0.57)

        Stock compensation expense related to options granted to non-employees as consideration for services was approximately $129,000, $1,613,000, and $186,000 for the twelve months ended December 31, 2005, 2004 and 2003, respectively. The decrease in stock compensation expense recognized during the twelve months ended December 31, 2005 was primarily due to the absence of stock compensation charges associated with the modification of certain existing non-employee stock options to extend their expiration dates. These modifications were made in the three months ended June 30, 2004.

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

        Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had securities outstanding, which could potentially dilute basic net earnings per share, but because the Company incurred a net loss for all periods presented, such securities were excluded from the computation of diluted net loss per share as their effect would have been antidilutive. The securities excluded from diluted loss per share consist of the following:

	At December 31,
	2005	2004	2003
Stock options	6,799,093	6,154,720	6,114,586
Warrants to purchase common stock	2,839,565	895,412	1,091,314
Contingently issuable shares pursuant to stock rights	—	—	277,427

	9,638,658	7,050,132	7,483,327

Other Comprehensive Income

        Other comprehensive income represents changes in equity from non-owner sources. The Company's only source of other comprehensive income is net income.

Cash Flow Statement Revisions

        In 2005, the statement of Cash Flows has been revised to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount. In addition, the change in Restricted Cash, which was previously presented as an Operating Activity, is now presented as an Investing Activity. The effect of this change was to increase cash used in operating activities and decrease cash used in investing activities by $213,000 and $2,000, for the years ended December 31, 2004 and 2003, respectively. Further, the presentation of Purchases and Maturities of securities has been changed from a net presentation of approximately $8 million to a gross presentation of purchases of approximately $35 million and maturities of approximately $27 million during the Period from Inception (May 21, 1999) to December 31, 2000, which is included in the Period from Inception (May 21, 1999) to December 31, 2005.

New Accounting Standards

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. This statement is effective beginning with our first quarter of fiscal 2006. Based on stock options outstanding at December 31, 2005, compensation expense related to employee stock option awards is expected to be approximately $500,000 in 2006. The amount and timing of total future compensation expense related to stock option grants will vary based upon additional awards, if any, cancellations, forfeitures and modifications.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirement for the accounting for and reporting of a change in accounting principle by requiring retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. This statement is effective beginning with our first quarter of fiscal 2006. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

NOTE 4: PROPERTY AND EQUIPMENT

        Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.

        Property and equipment consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Equipment	$1,277	$1,100
Leasehold improvements	258	255

	1,535	1,355
Less accumulated depreciation and amortization	(1,116)	(919)

Total property and equipment, net	$419	$436

NOTE 5: COMMITMENTS AND CONTINGENCIES

        The Company has a non-cancelable lease agreement for office space in Pleasanton, California. We renewed this lease effective April 2005 and it will terminate in March 2010. Rent expense for 2005, 2004 and 2003 was approximately $231,000, $341,000 and $344,000, respectively. Future minimum lease payments under this lease are:

(In thousands)
2006	$206
2007	211
2008	217
2009	223
2010	56

$913

        The Company was required to obtain an irrevocable standby letter of credit for our original lease in Pleasanton, California in the amount of $525,000 as security for payments due under the lease. The letter of credit was fully collateralized by cash held in a restricted money market account. The balance in this restricted money market account was zero and $105,000 at December 31, 2005 and 2004, respectively, as both the letter of credit and the restricted money market account were closed upon renewal of the lease in 2005.

        We are from time to time a party to legal proceedings. All of the legal proceedings we are currently involved in are ordinary and routine. The outcomes of the legal proceedings are uncertain until they are completed. We believe that the results of the current proceedings will not have a material adverse effect on our business or financial condition or results of operations.

NOTE 6: RELATED PARTY TRANSACTIONS

        In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. The $250,000 related to the commencement of our initial human clinical trial was paid to Aruba in July 2002. We have expensed approximately $500,000 in each of the years ended December 31, 2005, 2004 and 2003 related to this agreement. Amounts for 2005, 2004 and 2003 were charged to research and development expense. Accrued related party royalties under this agreement were $250,000 and $750,000 at December 31, 2005 and 2004, respectively. In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.

        Additionally, in the normal course of business, we have consulted with Dr. Cham, and companies with which he is affiliated, regarding various matters relating to research and development. In November 2001, we entered into a Service Agreement with Karuba International Pty. Ltd. ("Karuba"), a company controlled by Dr. Cham, in order to consolidate such consulting services. We were required to pay approximately $191,000 a year for Karuba's consulting services, as well as out-of-pocket expenses incurred in the performance of such services. Under the terms of the agreement, the annual obligation to Karuba increased to approximately $198,000 per year in May 2002. This agreement, the initial term of which expired on November 27, 2002, automatically renewed every year, however, either party could terminate the agreement, without cause, upon thirty days written notice. Haven given 30 days written termination notice to Karuba on July 30, 2003, the agreement was terminated effective August 31, 2003. As a result of such termination, we were required to pay Karuba a termination amount equal to one third of the annual fee, payable in equal monthly installments through December 2003. For the years ended December 31, 2005, 2004 and 2003, approximately $0, $0 and $275,000, respectively, was expensed to research and development under this agreement.

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

        On September 18, 2003 we entered into a service agreement with H. Bryan Brewer, Jr., M.D., a Director and Vice-Chairman of the Company. Pursuant to such agreement, Dr. Brewer was obligated to provide to the Company certain consulting services for the period commencing on the effective date of the agreement until September 17, 2004. In consideration for Dr. Brewer's services, we were required to pay Dr. Brewer $125,000 annually, payable monthly together with a non-qualified stock option award of 150,000 shares of our common stock to vest equally over a forty-eight month period. For the years ended December 31, 2005, 2004 and 2003, approximately $0, $89,000 and $36,000, respectively, was charged to operations for fees related to the service agreement. For the years ended December 31, 2005, 2004 and 2003, approximately $0, $395,000 and $110,000, respectively, was recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the service agreement.

        On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC ("WCA"), an entity beneficially owned by Dr. Brewer, pursuant to which WCA will provide the services of Dr. Brewer as the Company's Chief Scientific Director. Dr. Brewer was also appointed Vice Chairman of the Company's Board of Directors on May 16, 2005, and serves as Chairman of the Company's Scientific Advisory Board. The consulting agreement is for a three year term. As consideration for Dr. Brewer's services as Chief Scientific Director, we are required to pay WCA annual fees of $395,000. For the twelve months ended December 31, 2005, approximately $247,000 was charged to selling, general and administrative expense for fees related to the consulting agreement. In addition to the annual fee, we have granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement. For the twelve months ended December 31, 2005, approximately $75,000 was recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the consulting agreement.

        During the three month period ended June 30, 2005, the Company cancelled and re-granted 411,927 options which had been issued to Dr. Brewer in his capacity as a member of the Company's Board of Directors and as a member of the Company's Scientific Advisory Board. There was no compensation expense charge related to Dr. Brewer's option as the grant price of the option exceeded the market price of our stock on the date of grant.

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

NOTE 7: RETIREMENT PLANS

        At the time of the merger, NZ Corporation had a qualified 401(k) savings plan in place for its employees. Nine employees were eligible to participate. The Company matched up to 3% of the employee's salary contributed. In January 2002, Lipid replaced the plan with a new qualified 401(k)

savings plan. Substantially all employees are eligible to participate. Lipid's 401(k) plan provides for a contribution by the Company each year, for non-highly compensated employees. The Company matches 100% of the first 3% of the employee's salary and 50% of every $1.00 of the employee's salary deferred, up to 5%. Total expense for Lipid under this plan was approximately $8,000, $8,000 and $14,000 for 2005, 2004 and 2003, respectively.

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

        In connection with these restructuring initiatives, we have recorded the following:

	Real Estate Restructuring		Strategic Restructuring
	Severance & Related Benefits	Lease Termination	Severance & Related Benefits	Cessation Australian Operations	Facility Related	Total
Accrued balance as of December 31, 2002	$619,000	$180,000	$—	$—	$—	$799,000
Accrued during the twelve months ended December 31, 2003	—	—	734,000	212,000	158,000	1,104,000
Amount paid during the twelve months ended December 31, 2003	(502,000)	(160,000)	(681,000)	(212,000)	(158,000)	(1,713,000)

Accrued balance as of December 31, 2003	117,000	20,000	53,000	—	—	190,000
Amount paid during the twelve months ended December 31, 2004	(117,000)	(20,000)	(53,000)	—	—	(190,000)

Accrued balance as of December 31, 2004	—	—	—	—	—	—

Accrued balance as of December 31, 2005	$—	$—	$—	$—	$—	$—

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

        On September 30, 2005, we completed the private placement of 2,430,198 shares of the Company's common stock at a price of $2.98 per share, for an aggregate offering price of approximately $7.2 million, to institutional accredited investors. In connection with the private placement, we also issued to the Investors warrants and additional investment rights ("AIRs") in the form of warrants, as described in more detail below. As part of the transaction, we agreed to register for resale under the Securities Act all of the shares of common stock issued in the offering, as well as shares of common stock issuable upon exercise of the AIRs and warrants, within thirty calendar days following the closing date of September 30, 2005. We filed a Registration Statement on form S-3 with the SEC on October 27, 2005 that became effective on December 29, 2005. As a result these shares may be freely resold into the public markets.

        As of December 31, 2005, there were 27,359,267 shares of common stock issued and outstanding.

Warrants

        In May 2000, we issued a warrant to purchase 155,902 shares of common stock at $3.21 per share to an existing stockholder as consideration for services provided. We also received cash consideration of $20,000 in exchange for the warrant. The fair value of the immediately exercisable warrant, $216,000, was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of 5 years. The fair value of the warrant in excess of the consideration to be received, $196,000, was charged to operations in 2000. In 2004, the warrant was exercised in full and exchanged for 155,902 shares of our common stock.

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

        In connection with the private placement of our common stock on September 30, 2005, we issued the Investors warrants to purchase 729,057 shares of common stock at $4.20 per share and AIRs in the form of warrants to purchase 1,215,096 shares of common stock at $3.73 per share. The warrants and the AIRs expire September 30, 2010, and March 29, 2006, respectively. Additionally, 607,509 shares of common stock are issuable as a result of potential future adjustments to the exercise price of the warrants.

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

        At December 31, 2005, options to purchase 4,814,675 common shares remain available for grant under all the plans.

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

        Activity under the Plans was as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Shares authorized	3,118,040	—	$—
Options granted	(2,034,523)	2,034,523	2.47

Balance at December 31, 2000	1,083,517	2,034,523	2.47
Additional shares authorized	5,000,000	—	—
Options granted	(1,127,175)	1,127,175	4.16
Options forfeited	109,257	(109,257)	3.21
Options assumed during merger	271,614	628,386	9.53

Balance at December 31, 2001	5,337,213	3,680,827	4.17
Additional shares authorized	500,000	—	—
Options granted	(1,297,894)	1,297,894	5.34
Options forfeited	105,020	(105,020)	4.66

Balance at December 31, 2002	4,644,339	4,873,701	4.47
Additional shares authorized	500,000	—	—
Options granted	(2,961,000)	2,961,000	1.75
Options exercised	—	(27,500)	0.99
Options forfeited	2,557,877	(2,557,877)	3.27

Balance at December 31, 2003	4,741,216	5,249,324	3.54
Additional shares authorized	500,000	—	—
Options granted	(200,000)	200,000	4.93
Options exercised	—	(100,503)	3.13
Options forfeited	59,361	(59,361)	2.64

Balance at December 31, 2004	5,100,577	5,289,460	3.61
Additional shares authorized	500,000	—	—
Options granted	(1,150,390)	1,150,390	3.98
Options exercised	—	(16,806)	1.26
Options forfeited	364,488	(364,488)	3.14

Balance at December 31, 2005	4,814,675	6,058,556	$3.72

        At December 31, 2005, 2004, 2003, 2002, 2001 and 2000, 4,821,310, 3,872,400, 2,738,400, 2,507,772, 1,411,086 and 168,894 options, respectively, were exercisable under the Plans. All options granted in 2005, 2004, 2002, 2001 and 2000 were granted with exercise prices equal to the fair value of the Company's common stock. Of the 2,961,000 options granted in 2003, 585,000 options were granted with exercise prices above the fair value of the Company's common stock, with the remaining options granted with exercise prices equal to the fair value of the Company's common stock. The weighted-average fair value of options, as determined using the Black-Scholes option valuation model, granted for the periods ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000, was $2.21, $3.49, $0.66, $3.76, $2.79 and $1.66, respectively. The weighted-average exercise price of options that are exercisable for the periods ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000, was $3.89, $4.22, $4.84, $5.02, $5.78 and $7.63, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.89 – $3.21	2,544,300	6.67	$1.62	2,119,881	$1.72
3.50 – 5.13	2,588,961	6.92	4.06	1,778,797	4.07
6.00 – 9.67	633,695	4.75	7.05	631,032	7.06
10.46 – 13.11	291,600	3.51	11.76	291,600	11.76

$0.89 – $13.11	6,058,556	6.43	$3.72	4,821,310	$3.89

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

        In May 2000, we granted an option to purchase 155,902 shares of common stock outside the Plan to a member of our Board of Directors. The option carries an exercise price of $2.25 per share, and has a remaining contractual life of approximately 4.40 years at December 31, 2005. The option vested one-third immediately, with the remaining two-thirds vesting in two equal annual installments on the next two anniversaries of the date of grant.

        In June 2001, we granted an option to purchase 7,796 shares of common stock outside the Plan for services rendered in a private placement transaction. The option vested immediately as of the date of grant. The option carried an exercise price of $3.21 per share, and expired unexercised on October 9, 2005.

        In 2000 and 2001, we granted options to purchase 701,562 shares of common stock to members of our Scientific Advisory Board. Each option granted vests 20% immediately, with the remaining 80% vesting in equal annual installments on the next three anniversaries of the date of grant. These options were issued at a weighted-average exercise price of $3.21 and $2.44 per share during 2001 and 2000, respectively, and had a life of five years. In June 2004, the expiration date of our Scientific Advisory Board members' option agreements were extended to ten years in an effort to more closely align the expiration date with the terms and scope of their work. The non-qualified stock option to purchase 116,927 shares of common stock granted to H. Bryan Brewer, Jr., M.D. in 2001 was cancelled and re-granted in May 2005 under our 2000 plan.

        We recorded compensation income of approximately $168,000 in 2002, and compensation expense of approximately $2,936,000 and $567,000 with respect to the options granted to members of our Scientific Advisory Board in 2001 and 2000, respectively. In 2004 we recorded an additional $855,000 of compensation expense related to the expiration date extension of our Scientific Advisory Board members' option agreements. We also recorded $1,000 and $9,000 of compensation expense in 2003 and 2002, respectively, related to incentive stock options granted to Dr. Radlick, our former CEO, which continued to vest through February 2003, and an additional $758,000 and $352,000 of compensation expense in 2004 and 2003, respectively, related to non-qualified options granted to consultants and members of our Viral Advisory Board. In 2005, we recorded approximately $57,000 of compensation expense related to the modification of a former employee's stock option to accelerate the vesting of 40,000 stock options that would have vested on March 14, 2006. We also recorded approximately $75,000 of compensation expense in 2005 related to the re-granted option issued to Dr. Brewer and an additional $54,000 of compensation expense related to non-qualified options granted to members of our Viral Advisory Board.

        Compensation charges were based on the Black-Scholes method with the following assumptions:

	2005	2004	2003
Risk free interest rate	3.15%	3.14%	2.88%
Expected life (in years)	6.01	3.52	3.43
Expected volatility	85.0%	87.1%	83.0%
Expected dividend yield	—	—	—

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

	2005	2004	2003
Risk free interest rate	3.66%	2.80%	2.54%
Expected life (in years)	3.46	5.0	4.2
Expected volatility	87.6%	87.5%	84.2%
Expected dividend yield	—	—	—

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

NOTE 10: DISCONTINUED OPERATIONS

        As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences' biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group as of December 31, 2005 and 2004 are as follows:

(In thousands)	2005	2004
Current assets	$—	$2
Royalty credits	—	1,165

Total assets held for sale	—	1,167

Net assets held for disposal	$—	$1,167

        Income from discontinued operations reflected in the accompanying statements of operations is comprised of the following:

(In thousands)	2005	2004	2003
Revenues	$—	$177	$1,195
Gain on exchange of mineral rights for royalty credits	—	1,165	—
Gain on disposal of assets	—	87	6
Operating expenses of discontinued operations	—	(363)	(1,908)

Net income/(loss) from discontinued operations before taxes	$—	$1,066	$(707)

        In October 2004, the United States Department of the Interior, Minerals Management Service, issued the Company royalty credits in exchange for our remaining mineral rights in New Mexico. Royalty credits are used by the United States Department of the Interior for payment of royalties due under oil and gas leases located on the outer continental shelf. Based on a valuation performed at the time of the merger with NZ, zero value was recorded for these mineral rights and therefore prior to the exchange they had no carrying value. As a result of this exchange the Company recognized a gain of $1,165,000 in 2004, representing the estimated fair value of the royalty credits less the costs to sell the credits. As of December 31, 2004 the fair value of the credits was recorded in assets held for sale. In February 2005, the Company sold the royalty rights and received cash of $1,165,000. The sale of the royalty credits in February 2005 represented the final disposition of the Company's real estate related assets.

NOTE 11: INCOME TAXES

        Income tax benefit/(expense) is comprised of the following:

(In thousands) For the years ended December 31,	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	2	(2)
Foreign	—	—	(65)

Total current tax benefit/(expense)	—	2	(67)
Deferred:
Federal	—	—	—
State	—	—	—

Total income tax benefit/(expense)	$—	$2	$(67)

        The reconciliation of the computed statutory income tax benefit to the effective income tax benefit/(expense) follows:

(In thousands) For the years ended December 31,	2005	2004	2003
Statutory federal income tax expense	$3,473	$3,590	$3,726
State income taxes, net of federal benefit	—	—	(2)
Valuation Allowance	(4,013)	(4,004)	(4,089)
Research Tax Credit	364	304	207
Other	176	112	91

Total income tax benefit/(expense)	$—	$2	$(67)

        Deferred income taxes are recorded based upon differences between the financial statements and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(In thousands) For the years ended December 31,	2005	2004
Current deferred tax assets and liabilities:
Accruals and deferred compensation	$191	$111
Capitalized acquisition costs	363	418
Other	(94)	(99)
Valuation allowance	(460)	(430)

Total current deferred tax assets	$—	$—

(In thousands) For the years ended December 31,	2005	2004
Noncurrent deferred tax assets and liabilities:
Net operating losses	$16,552	$13,370
Stock options	1,359	1,359
Basis difference in assets	1,033	577
Research and development credits	3,094	2,732
Other	—	7
Valuation allowance	(22,038)	(18,045)

Total non current deferred tax assets	$—	$—

        A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a valuation allowance at December 31, 2005 and 2004 due to the uncertainty of realizing future tax benefits from certain of the company's net operating loss ("NOL") carryforwards and credits.

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

        At December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $45,000,000 and $19,000,000 respectively. These carryforwards begin to expire in 2020 and 2012 for federal and state purposes, respectively. The Company also has available federal and California research and development tax credit carryforwards of approximately $2,100,000 and $1,600,000, respectively. These carryforwards begin to expire in 2020 for federal tax purposes.

NOTE 12: UNAUDITED QUARTERLY FINANCIAL INFORMATION

        Certain unaudited quarterly financial information for the years ended December 31, 2005 and 2004 is presented below:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenue	$—	$1	$—	$8
Loss from operations	$(2,385)	$(2,630)	$(2,594)	$(2,605)
Net loss	$(2,385)	$(2,630)	$(2,594)	$(2,605)
Basic and diluted net loss per share	$(0.10)	$(0.11)	$(0.10)	$(0.10)

2004
Revenue	$—	$—	$—	$32
Loss from operations	$(2,894)	$(3,509)	$(3,189)	$(2,416)
Net loss	$(2,644)	$(3,562)	$(3,223)	$(1,147)
Basic and diluted net loss per share	$(0.11)	$(0.14)	$(0.13)	$(0.05)

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

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE
December 31, 2005
(In thousands)

Description	Interest rate	Final maturity date	Periodic payment terms	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
None				$—	$—	$—

				$—	$—	$—

(A)    Schedule IV—Mortgage Loans on Real Estate

Years ended December 31, (in thousands)	2005	2004	2003
Balance at beginning of period	$—	$6,910	$8,838
Additions during period:
New mortgage loans acquired through merger	—	—	—
New mortgage loans	—	—	—
Deduction during period:
Collections of principal, net of gains and losses recognized on the payoff of mortgage loans	—	(6,910)	(1,928)

Balance at close of year	$—	$—	$6,910

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipid Sciences, Inc.
/s/ S. Lewis Meyer, Ph.D. S. Lewis Meyer, Ph.D. President and Chief Executive Officer Date: March 15, 2006

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

Signature	Title	Date

/s/ S. LEWIS MEYER, PH.D. S. Lewis Meyer, Ph.D.	President & Chief Executive Officer	March 15, 2006
/s/ SANDRA GARDINER Sandra Gardiner	Chief Financial Officer	March 15, 2006
/s/ H. BRYAN BREWER, JR., M.D. H. Bryan Brewer, Jr., M.D.	Vice Chairman	March 15, 2006
/s/ FRANK M. PLACENTI Frank M. Placenti	Director	March 15, 2006
/s/ WILLIAM A. POPE William A. Pope	Director	March 15, 2006
/s/ BOSKO DJORDJEVIC Bosko Djordjevic	Director	March 15, 2006
/s/ GARY S. ROUBIN, M.D., PH.D. Gary S. Roubin, M.D., Ph.D.	Director	March 15, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (7)
3.2	Bylaws (7)
4.1	Form of Common Stock Certificate (8)
10.1	2001 Performance Equity Plan, as amended (8)
10.2	2000 Stock Option Plan, as amended (2)
10.3	1997 Stock Incentive Plan (3)
10.4	Form of Lipid Sciences, Inc. Incentive Stock Option Agreement for 2001 Performance Equity Plan (8)
10.5	Form of Lipid Sciences, Inc. Non-Qualified Stock Option Agreement for 2001 Performance Equity Plan (10)
10.6	Form of Lipid Sciences, Inc. Non-Qualified Stock Option Agreement for Outside Directors and Consultants (2)
10.7	Form of Lipid Sciences, Inc. Non-Qualified Stock Option Agreement Outside the Plan (2)
10.8	Amended and Restated Employment Agreement with Sandra Gardiner, dated July 1, 2003 (9)
10.9	Form of Indemnification Agreement between Lipid Sciences, Inc. and its directors and officers (8)
10.10	Intellectual Property License Agreement between Lipid Sciences, Inc. and Aruba International Pty. Ltd. dated December 30, 1999 (4) *
10.11	Development Agreement between SRI International and Lipid Sciences, Inc., dated October 6, 2000 (1) *
10.12	Amendment No. One to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 8, 2001 (4)
10.13	Amendment No. Two to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 28, 2001 (4)
10.14	Amendment No. Three to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of May 12, 2001 (1) *
10.15	Warrant and Shareholders Rights Agreement issued by Lipid Sciences, Inc. to SRI International under the Development Agreement dated March 8, 2001 (4)
10.16	Service Agreement between Lipid Sciences, Inc. and Karuba International Pty. Ltd., dated November 27, 2001 (6)
10.17	Deed among Lipid Sciences, Inc., Karuba International Pty. Ltd., and Bill E. Cham, dated November 29, 2001 (6)
10.18	Amended and Restated Employment Agreement with Dale Richardson, dated July 1, 2003 (9)
10.19	Employment Agreement with Jo-Ann B. Maltais, Ph.D., dated August 25, 2000 (5)
10.20	Amended and Restated Employment Agreement with Marc Bellotti, dated July 1, 2003 (9)
10.21	Form of Employee Confidential Information and Inventions Agreement entered into by all employees of Lipid Sciences, Inc. (5)
10.22	Employment Agreement with S. Lewis Meyer, dated April 14, 2003 (9)
10.23	Service Agreement with H. Bryan Brewer Jr., dated September 18, 2003 (9)
10.24	Deed of Assignment between Aruba International Pty Ltd. and Aruba International B.V., dated November 24, 2004 (10)
10.25	Consulting Agreement with Washington Cardiovascular Associates, L.L.C. dated May 16, 2005
10.26	Separation Agreement and Release with Marc Bellotti, dated December 28, 2005
21.1	Subsidiaries of Lipid Sciences, Inc. (6)
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
24.1	Powers of Attorney (Included on Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10)
This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the SEC on March 15, 2005 and is incorporated herein by reference.

*
Confidential treatment has been granted with respect to certain portions of these agreements.

QuickLinks

LIPID SCIENCES, INC. FORM 10-K For the Fiscal Year Ended December 31, 2005 Table of Contents
EXPLANATORY NOTES
FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
PART IV
LIPID SCIENCES, INC. (A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Lipid Sciences, Inc. Notes to Consolidated Financial Statements
SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE December 31, 2005 (In thousands)
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS