Form 10-Q
period 2006-03-31
LIPID SCIENCES INC/
filed 2006-05-10
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non - accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 28, 2006
Common Stock
$0.001 par value	27,372,767

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended March 31, 2006

Table of Contents

		Page No.
FORWARD-LOOKING STATEMENTS		i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005, and cumulative period from Inception (May 21, 1999) to March 31, 2006	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005, and cumulative period from Inception (May 21, 1999) to March 31, 2006	3
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

INDEX TO EXHIBITS FOR FORM 10-Q		17

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

•      we have incurred significant losses since our inception and it is our expectation that we will incur substantial losses in the future;

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

•      acceptance of our potential products by healthcare providers and patients; and

•      our dependence on key personnel.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2006.

i

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheet (Unaudited)

(In thousands, except share amounts)	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,244	$1,752
Short-term investments	10,389	12,836
Prepaid expenses	239	355
Other current assets	36	18
Total current assets	12,908	14,961
Property and equipment	381	419
Long-term lease deposits	19	19
Total assets	$13,308	$15,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,488	$1,292
Accrued related party royalties	375	250
Accrued compensation	530	390
Taxes payable	3	—
Total current liabilities	2,396	1,932
Deferred rent	11	9
Total liabilities	2,407	1,941

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,372,767 and 27,359,267 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	27	27
Additional paid-in capital	77,152	76,712
Deficit accumulated in the development stage	(66,278)	(63,281)
Total stockholders’ equity	10,901	13,458
Total liabilities and stockholders’ equity	$13,308	$15,399

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Period from Inception (May 21, 1999) to March 31,
(In thousands, except per share amounts)	2006	2005	2006

Grant Revenue	$22	$—	$63
Operating expenses:
Research and development (including non-cash stock option compensation expense of $222 and $41 for the three months ended March 31, 2006 and March 31, 2005, respectively)	1,950	1,624	54,198
Selling, general and administrative (including non-cash stock option compensation expense of $203 and zero for the three months ended March 31, 2006 and March 31, 2005, respectively)	1,209	848	24,273
Total operating expenses	3,159	2,472	78,471
Operating loss	(3,137)	(2,472)	(78,408)
Interest and other income	140	87	3,723
Loss from continuing operations	(2,997)	(2,385)	(74,685)
Income tax benefit	—	—	8,004
Net loss from continuing operations	(2,997)	(2,385)	(66,681)
Discontinued operations:
Income from discontinued operations	—	—	582
Income tax expense	—	—	(179)
Income from discontinued operations - net	—	—	403
Net loss	$(2,997)	$(2,385)	$(66,278)

Loss per share — basic and diluted:
Net loss per share	$(0.11)	$(0.10)

Weighted average number of common shares outstanding — basic and diluted	27,361	24,912

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,		Period from Inception (May 21, 1999) to March 31,
(In thousands)	2006	2005	2006
Cash flows used in operating activities:
Net loss from continuing operations	$(2,997)	$(2,385)	$(66,681)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	53	61	1,230
Loss on disposal of assets	—	—	206
Accretion of discount on investments	(117)	(60)	(735)
Stock compensation expense for options issued to consultants, employees and advisors	425	41	6,589
Issuance of warrants to consultants	—	—	1,044
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	98	60	(275)
Notes receivable	—	—	6,569
Other assets	—	—	(19)
Taxes payable	3	4	3
Accounts payable and other current liabilities	196	198	(555)
Accrued related party royalties	125	(375)	375
Accrued compensation	140	9	530
Deferred rent	2	—	11
Net cash used in operating activities of continuing operations	(2,072)	(2,447)	(51,708)

Cash flows provided by/(used in) investing activities:
Capital expenditures	(15)	(11)	(1,834)
Proceeds from disposal of assets	—	—	17
Purchases of investments	(2,436)	(3,448)	(89,440)
Maturities and sales of investments	5,000	4,000	79,786
Net cash provided by/(used in) investing activities of continuing operations	2,549	541	(11,471)

Cash flows provided by financing activities:
Acquisition of NZ Corporation — cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	15	—	24,979
Proceeds from issuance of warrants	—	—	40
Net cash provided by financing activities of continuing operations	15	—	31,309
Net increase/(decrease) in cash and cash equivalents from continuing operations	492	(1,906)	(31,870)
Cash flows provided by discontinued operations
Operating activities	—	1,167	38,185
Investing activities	—	—	10,837
Financing activities	—	—	(14,908)
Net cash provided by discontinued operations	—	1,167	34,114
Cash and cash equivalents at beginning of period	1,752	4,640	—
Cash and cash equivalents at end of period	$2,244	$3,901	$2,244

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) – (Continued)

	Three Months Ended March 31,		Period from Inception (May 21, 1999) to March 31,
(In thousands)	2006	2005	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax recovered	—	—	(1,473)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)
Fair value of assets acquired (other than cash)	$—	$—	$40,286

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

Historically, NZ engaged in various real estate and commercial real estate lending activities. On March 22, 2002, the Company formalized a plan to discontinue the operations of its real estate and real estate lending business, including commercial real estate loans, to fund the ongoing operations of Lipid Sciences’ biotechnology business. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. The last remaining real estate asset was sold in February 2005.

In the course of our research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. As of March 31, 2006, we had cash and cash equivalents and short-term investments equal to approximately $12.6 million. We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects, through the first quarter of 2007. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private financings.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission, or SEC, and do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The results for interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2005 balance sheet, as presented, was derived from the audited Consolidated Financial Statements as of December 31, 2005. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

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

	At March 31,
	2006	2005
Stock options	7,285,837	6,362,245
Warrants to purchase common stock	1,624,469	895,412
	8,910,306	7,257,657

NOTE 3:        STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” “FAS 123(R),” which requires that compensation cost relating to share-based payment transactions be recognized in our financial statements. We have adopted FAS 123(R) on a modified prospective basis, which requires that compensation cost relating to all new awards and to awards modified, repurchased, or cancelled is recognized in our financial statements beginning January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) are no longer an alternative to financial statement recognition.

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

In October 1997, the Company’s Board of Directors approved the New Mexico and Arizona Land Company 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provides that the following types of awards may be granted under the 1997 Plan: stock appreciation rights, incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals. Under the 1997 Plan, awards may be granted with respect to a maximum of 900,000 shares of the Company’s common stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company. We assumed the 1997 Plan as a result of the merger.

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

At March 31, 2006, options to purchase 4,814,431 common shares remain available for grant under all the plans.

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

Other Required FAS 123(R) Disclosures in the First Period of Adoption

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	6,058,556	$3.72
Granted	500,244	2.64
Exercised	(13,500)	1.00
Forfeited	—	—
Outstanding options at end of period	6,545,300	$3.64	6.43	$2,456,491
Exercisable options at end of period	5,156,649	$3.82	5.83	$2,109,389

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.67%	3.71%
Expected life of options (in years)	4.00	2.19
Expected volatility	97.0%	65.1%
Expected dividend yield	—	—
Weighted-average grant-date fair value	$1.84	$1.45

The assumptions above are based on multiple factors, including historical exercise patterns of employees and post-vesting employment termination behaviors. We use historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Due to the relatively low trading volume of options on our common stock, we do not use implied volatility to determine the expected volatility of our common stock. Rather, the historical volatility that is commensurate with the expected life of the option on the date that it is measured is used as our estimate of future expected volatility. Since we have never paid any dividends and do not anticipate paying any dividends at least through the expected life of our stock options outstanding, we use an expected dividend yield of zero when calculating the fair value of stock options. The risk-free interest rate for periods within the contracutal life of the option is based on the U.S. Treasury yield curve in effect at the measurement date of the option.

FAS 123(R) requires that we estimate forfeitures, or the number of shares that are expected to be cancelled prior to vesting, at the time of grant, and adjust for actual forfeitures in subsequent periods if they differ from our original estimates. Based on our historical experience of options cancelled prior to vesting, we have assumed an annualized forfeiture rate of 12% for all new option grants. In the Company’s pro-forma information required under FAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Had compensation expense for the Company’s employee stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of FAS 123, the Company would have recorded additional compensation expense and its net loss and loss per share would have been reduced to the pro forma amounts presented in the following table:

Three Months Ended March 31, 2005
Reported net loss	$(2,385)
Compensation expense for stock options	(248)
Pro forma net loss	$(2,633)

Net loss per share — basic and diluted:
As reported	$(0.10)
Pro forma	$(0.11)

Total compensation cost for share-based payment arrangements recognized in income for the three months ended March 31, 2006 was approximately $425,000. This included approximately $392,000 and $33,000 for employee and non-employee share-based arrangements, respectively. The total compensation cost related to nonvested awards not yet recognized as of March 31, 2006 was approximately $1,853,000 and the weighted average expected remaining recognition period as of March 31, 2006 was approximately 2 years. We received $13,500 in gross proceeds as a result of 13,500 stock options exercised in the three month period ended March 31, 2006. We did not recognize any tax benefit related to these share-based arrangements as we are in a loss position and have a full valuation allowance against our tax benefits.

NOTE 4:        RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. This statement is effective beginning with our first quarter of fiscal 2006. We have adopted FAS 123(R) on a modified prospective basis and recognized $392,000 in expense related to the adoption of the new accounting standard (See Note 3).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirement for the accounting for and reporting of a change in accounting principle by requiring retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. This statement is effective beginning with our first quarter of fiscal 2006. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which outlines a three-step model for identifying investment impairments in debt and equity securities within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), and cost-method investments. The three steps involve (1) determining whether the investment is impaired, (2) evaluating whether the impairment is other-than-temporary, and (3) if the impairment is other than temporary, recognizing an impairment loss. FSP 115-1 carries forward the disclosure requirements of Emerging Issues Task Force (“EITF”) Issue 03-1-1, “The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments.”  FSP 115-1 is effective for reporting periods beginning after December 15, 2005. We believe that the adoption of FSP 115-1 will not have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140.”  This statement clarifies the accounting for and reporting of the servicing of certain financial assets. This statement is effective for fiscal years beginning after September 15, 2006. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  This statement clarifies the conditions that must exist to recognize a servicing asset or liability and permits an entity to choose between an amortization or fair value method for each class of separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

NOTE 5:        RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd. (“Aruba”), an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents. The $250,000 related to the commencement of our initial human clinical trial was paid to Aruba in July 2002. In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham. For the three month periods ended March 31, 2006 and 2005, we have expensed $125,000 and $125,000, respectively, related to this agreement. Amounts for 2006 and 2005 were charged to research and development expense. Accrued related party royalties under this agreement were $375,000 and $375,000 at March 31, 2006 and 2005, respectively.

On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC (“WCA”), an entity beneficially owned by Dr. Brewer, pursuant to which WCA will provide the services of Dr. Brewer as the Company’s Chief Scientific Director. Dr. Brewer was also appointed Vice Chairman of the Company’s Board of Directors on May 16, 2005, and serves as Chairman of the Company’s Scientific Advisory Board. The consulting agreement is for a three year term. As consideration for Dr. Brewer’s services as Chief Scientific Director, we are required to pay WCA annual fees of $395,000. For the three months ended March 31, 2006, approximately $98,750 was charged to selling, general and administrative expense for fees related to the consulting agreement. In addition to the annual fee, we have granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement. For the three months ended March 31, 2006, approximately $28,000 was recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the consulting agreement.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements concerning plans, objectives, goals, strategies, future events or performance as well as all other statements which are not statements of historical fact. These statements contain words such as, but not limited to, “believes,” “anticipates,” “expects,” “estimates,” “projects,” “will,” “may” and “might.”  The forward-looking statements contained in this Form 10-Q reflect our current beliefs and expectations on the date of this Form 10-Q. Actual results, performance or outcomes may differ materially from what is expressed in the forward-looking statements. We have discussed the important factors, which we believe could cause actual results, performance or outcomes to differ materially from what is expressed in the forward-looking statements, in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2006. We are not obligated to publicly announce any revisions to these forward-looking statements to reflect a change in facts or circumstances.

You should read the discussion below in conjunction with Part I, Item 1, “Financial Statements,” of this Form 10-Q and Part II, Items 7, 7A and 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures About Market Risk” and “Financial Statements and Supplementary Data,” respectively, of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

On November 29, 2001, the merger between NZ and Pre-Merger Lipid was completed. The merger with NZ was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of the Company’s common stock immediately after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to November 29, 2001 included in this report reflects Pre-Merger Lipid results. As a result of the merger, certain real estate assets were acquired, and thus our business was organized into two segments: Biotechnology and Real Estate. On March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment, and as of December 31, 2004, we had completed the disposition of substantially all of the real estate assets and our business is no longer organized into two segments. The remaining real estate asset at December 31, 2004 was sold in February 2005 for $1,167,000.

In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.

We intend to finance our operations through corporate partnerships, technology licensing, the pursuit of research and development grants, public or private financings, and cash on hand. We anticipate that existing cash, cash equivalents and short-term investments will provide sufficient working capital for our operations, which includes our current development projects, through the first quarter of 2007. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses, including outlicensing opportunities of our proprietary delipidation process for non-human health applications such as the field of animal health, upon receiving all relevant approvals. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

In December 2005, the Company filed an Investigational Device Exemption (“IDE”) application with the Center for Devices and Radiological Health of the Food and Drug Administration (“FDA”) for their review. In January 2006, the FDA granted conditional approval of the IDE to allow the Company to begin a human clinical trial with the Company’s Plasma Delipidation System-2 (“PDS-2”). The Company was granted this approval subject to the condition that within 45 days it would submit a response to the questions and observations made by the FDA. The Company submitted its response on February 22, 2006, which was within 45 days of receiving conditional approval from the FDA. In addition, the FDA required the Company to obtain approval from the Institutional Review Board (“IRB”) of the MedStar Institute in Washington, D.C. to begin the trial.

On April 20, 2006, we announced that we received approval from the IRB. On April 28, 2006 that approval was submitted to the FDA as required. We are now prepared to begin our human clinical trial. The PDS-2 systems are in place at the trial site, Washington Hospital Center in Washington, D.C., and have been validated. The clinical trial support personnel are in place and have been trained. The planned process of validating every step of the human clinical trial protocol in preparation for the recruitment of the trial subjects is nearing completion. We have begun an outreach effort to the regional medical community to identify subjects within that patient population who might be suitable for recruitment into our human clinical trial, “A Randomized Single-Blind Placebo Controlled Study to Evaluate the Safety of the Lipid Sciences PDS-2 in Subjects with Prior Acute Coronary Syndrome.”  We expect to begin the process to recruit 30 patients on May 15, 2006.  The subjects of the trial will be between 18 and 75 years of age with angiographic evidence of Coronary Artery Disease in the target artery as defined by at least one lesion with an occlusion between 20-50%. An intravascular ultrasound assessment will be made before inclusion into the trial and after the conclusion of 7 weekly delipidation/re-infusion treatments. The treatment subjects will receive infusions of plasma that has been delipidated by the PDS-2 system; the control subjects will receive infusions of their own untreated plasma that has not been delipidated. Including the screening, treatment and post treatment analysis, the study duration for each subject will be approximately 10 weeks. It is expected that the total study will conclude by the end of 2006.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in our financial statements. We have adopted FAS 123(R) on a modified prospective basis, which requires that compensation cost relating to all new awards and to awards modified, repurchased, or cancelled is recognized in our financial statements beginning January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” are no longer an alternative to financial statement recognition.

Results of Continuing Operations – Three Months Ended March 31, 2006 and 2005

Revenue. We recognized $22,000 in grant revenue in the three months ended March 31, 2006. This grant revenue relates to the Small Business Technology Transfer grant awarded in the second quarter of 2004 by the National Institutes of Health, for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome. The term of the grant was extended to March 31, 2007 during the three months ended March 31, 2006.

We have had no product revenues since our Inception (May 21, 1999). Future product revenues will depend on our ability to develop and commercialize our two primary platforms: HDL Therapy and Viral Immunotherapy.

Research and Development Expenses. Research and development expenses include applied and scientific research, regulatory and business development expenses. Research and development expenses increased approximately $326,000, or 20%, to $1,950,000 in the three months ended March 31, 2006 from $1,624,000 for the same period in 2005. The increase was due primarily to an increase in stock compensation expense. This non-cash stock compensation expense included approximately $189,000 related to employee stock option expense. As described above, we have implemented FAS 123(R) this quarter which requires us to recognize the fair value of employee stock options in the income statement, rather than as a pro-forma disclosure, which was allowed in prior periods. Outside research and development costs also increased in preparation of our human clinical trial of our HDL Therapy platform at Washington Hospital Center in Washington D.C. This increase was partially offset by a decrease in costs related to our non-human primate study at Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina, which concluded in the second quarter of 2005.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis. For the three months ended March 31, 2006 however, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses. General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses. General and administrative expenses increased approximately $361,000, or 43%, to $1,209,000 in the three months ended March 31, 2006 from $848,000 for the same period in 2005. The increase was due primarily to an increase in stock compensation expense. This non-cash stock compensation expense included approximately $203,000 related to employee stock option expense resulting from the implementation of FAS 123(R).

Interest and Other Income. Interest and other income for the three months ended March 31, 2006 increased approximately $53,000, or 61%, to $140,000 from $87,000 for the same period in 2005. The increase was due to higher yields earned on both our cash and short-term investment assets during the three months ended March 31, 2006.

Liquidity and Capital Resources

The net cash used in operating activities was approximately $2,072,000 for the three months ended March 31, 2006, resulting primarily from operating losses incurred. The net cash used in operating activities for the three months ended March 31, 2005, was approximately $2,447,000, resulting from operating losses incurred, and a $500,000 payment of related party royalties, which reflected the minimum annual royalty due to Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors.

The net cash provided by investing activities was approximately $2,549,000 and $541,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. The net cash provided by investing activities for the periods were primarily attributable to the purchase and subsequent maturities of short-term investments.

The net cash provided by financing activities was approximately $15,000 for the three month periods ended March 31, 2006. The net cash provided by financing activities for the three month period ended March 31, 2006 was attributable to the proceeds received from employee stock option exercises.

Net cash provided by discontinued operations was approximately $1,167,000 for the three month periods ended March 31, 2005 and was primarily attributable to the sale of royalty credits in February 2005, representing the disposition of our last remaining real estate asset.

In September 2005, we completed the private placement of 2,430,198 shares of the Company’s common stock at a price of $2.98 per share, for an aggregate offering price of approximately $7.2 million, to institutional accredited investors (the “Investors”). Pursuant to the terms of the private placement, we issued to the Investors warrants to purchase 729,057 shares of common stock at $4.20 per share and Additional Investment Rights (“AIRs”) in the form of warrants to purchase 1,215,096 shares of common stock at $3.73 per share. The AIRs expired March 29, 2006, and the warrants will expire September 30, 2010. Up to 607,509 additional shares of common stock are issuable as a result of potential future adjustments to the exercise price of the warrants. In connection with the private placement, approximately $490,000 was paid to A.G. Edwards who acted as the placement agent for the transaction.

Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms. The expected use of funds related to our HDL Therapy platform includes costs associated with conducting our human clinical trial. The expected use of our funds related to our Viral Immunotherapy platform includes costs associated with our non-human primate study. We believe the results of this non-human primate study could lead to the initiation of a human clinical trial for the treatment of HIV-infected patients, with approval from the FDA, or to an offshore human study in collaboration with a partner. We expect our principal sources of funds to be cash on hand. As of March 31, 2006 we had cash and cash equivalents and short-term investments equal to approximately $12,600,000. We anticipate that these assets will provide sufficient working capital for our operations, which include our current development projects and human clinical trial, through the first quarter of 2007. We expect additional capital will be required in the future. Our Board of Directors continues to consider third-party inquiries and explore strategic initiatives, public or private financings, and the formation of strategic development or licensing partnerships. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

Contractual Obligations

Future estimated contractual obligations are:

(In thousands)	2006	2007	2008	2009	2010	2011	Total
Operating Leases	$206	$211	$217	$223	$56	$—	$913
Purchase Obligations	36	—	—	—	—	—	36
Royalty Payments*	500	500	500	500	500	500	3,000
Total	$742	$711	$717	$723	$556	$500	$3,949

*We have agreed to pay annual royalties in the amount of $500,000 to Aruba International B.V. in exchange for the exclusive worldwide rights to certain patents, trademarks, and technology. Under certain circumstances, additional payments related to this agreement could be required in the future. The amounts presented in the above table reflect the minimum annual royalty amount payable through the next six years.

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

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (“SEC”), required that all registrants disclose and describe their “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We believe that the following accounting policy, which changed during the three month period ended March 31, 2006, as a result of the adoption of FAS 123(R), fits this definition:

Stock-Based Compensation

The Company accounts for all stock options in accordance with the provisions SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in our financial statements  The Company accounts for stock-based awards to non-employees in accordance with FAS 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Significant judgment is required on the part of management in determining the proper assumptions to use in the computation of the amounts to be recorded pursuant to the provisions of FAS 123(R). The fair value of each option granted to an employee is estimated on the date of grant using the Black-Scholes option valuation model.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Our significant accounting policies are more fully described in our audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2005, which appear in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk associated with changes in interest rates relates to our investment portfolio. We maintain an investment portfolio consisting of government issued securities. These investments are classified as held-to-maturity and are accounted for at their amortized cost, as per SFAS No. 115.

As of March 31, 2006, the amortized cost of our investment portfolio, which equaled approximately $10,389,000 exceeded the market value of the investments contained in the portfolio by approximately $11,000. We have both the ability and intent to hold the securities contained in the investment portfolio until their respective maturity dates. Additionally, all securities contained in the investment portfolio have maturity dates of less than one year. Therefore, we have concluded that this unrealized loss is not considered “other than temporary,” as defined by FSP 115-1, and we have not booked any impairment charges related to this unrealized loss. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

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

ITEM 1A.       RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2005 Form 10-K, filed on March 15, 2006.

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

Date: May 10, 2006	Lipid Sciences, Inc.

	By:	/s/ Sandra Gardiner
Sandra Gardiner
Chief Financial Officer*

*Signing on behalf of the Registrant as a duly authorized officer and as the Principal Financial Officer of the Registrant

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002.

10.1	Employment Agreement with S. Lewis Meyer, effective April 14, 2006.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.