Form 10-Q
period 2006-06-30
LIPID SCIENCES INC/
filed 2006-08-09
CIK 71478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006.

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

Large accelerated filer ☐                                                    Accelerated filer ☒                                             Non - accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2006
Common Stock
$0.001 par value	27,372,767

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended June 30, 2006

Table of Contents

		Page No.
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005, and cumulative period from Inception (May 21, 1999) to June 30, 2006	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, and cumulative period from Inception (May 21, 1999) to June 30, 2006	3
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
SIGNATURES		18
INDEX TO EXHIBITS FOR FORM 10-Q		19

PART I — FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share amounts)	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,459	$1,752
Short-term investments	6,437	12,836
Prepaid expenses	150	355
Other current assets	14	18
Total current assets	10,060	14,961
Property and equipment	434	419
Long-term lease deposits	19	19
Total assets	$10,513	$15,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,129	$1,292
Accrued related party royalties	500	250
Accrued compensation	410	390
Taxes payable	6	—
Other current liabilities	43	—
Total current liabilities	2,088	1,932
Deferred rent	13	9
Total liabilities	2,101	1,941

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,372,767 and 27,359,267 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	27	27
Additional paid-in capital	77,247	76,712
Deficit accumulated in the development stage	(68,862)	(63,281)
Total stockholders’ equity	8,412	13,458
Total liabilities and stockholders’ equity	$10,513	$15,399

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (May 21, 1999) to June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005	2006
Grant revenue	$6	$1	$27	$1	$69
Operating expenses:
Research and development(1)	1,749	1,872	3,698	3,495	55,947
Selling, general and administrative(2)	965	861	2,174	1,709	25,238
Total operating expenses	2,714	2,733	5,872	5,204	81,185
Operating loss	(2,708)	(2,732)	(5,845)	(5,203)	(81,116)
Interest and other income	124	102	264	189	3,847
Loss from continuing operations	(2,584)	(2,630)	(5,581)	(5,014)	(77,269)
Income tax benefit	—	—	—	—	8,004
Net loss from continuing operations	(2,584)	(2,630)	(5,581)	(5,014)	(69,265)
Discontinued operations:
Income from discontinued operations	—	—	—	—	582
Income tax expense	—	—	—	—	(179)
Income from discontinued operations — net	—	—	—	—	403
Net loss	$(2,584)	$(2,630)	$(5,581)	$(5,014)	$(68,862)

Loss per share — basic and diluted:
Net loss per share	$(0.09)	$(0.11)	$(0.20)	$(0.20)
Weighted average number of common shares outstanding — basic and diluted	27,373	24,920	27,367	24,916

Non-cash stock option compensation expense included in operating expenses:
(1)Research and development	(21)	101	201	142
(2)Selling, general and administrative	136	21	339	21

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		Period from Inception (May 21, 1999) to June 30,
(In thousands)	2006	2005	2006
Cash flows used in operating activities:
Net loss from continuing operations	$(5,581)	$(5,014)	$(69,265)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	110	114	1,287
Loss on disposal of assets	—	—	206
Accretion of discount on investments	(210)	(136)	(828)
Stock compensation expense for options issued to consultants, employees and advisors	540	162	6,705
Issuance of warrants to consultants	—	—	1,044
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	209	137	(164)
Notes receivable	—	—	6,569
Other assets	—	(19)	(19)
Taxes payable	6	4	6
Accounts payable and other current liabilities	(140)	537	(892)
Accrued related party royalties	250	(250)	500
Accrued compensation	20	(170)	410
Deferred rent	4	3	13
Net cash used in operating activities of continuing operations	(4,792)	(4,632)	(54,428)

Cash flows provided by/(used in) investing activities:
Capital expenditures	(125)	(41)	(1,944)
Proceeds from disposal of assets	—	—	17
Restricted cash	—	105	—
Purchases of investments	(4,391)	(7,368)	(91,395)
Maturities and sales of investments	11,000	10,000	85,786
Net cash provided by/(used in) investing activities of continuing operations	6,484	2,696	(7,536)

Cash flows provided by financing activities:
Acquisition of NZ Corporation — cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	15	10	24,979
Proceeds from issuance of warrants	—	—	40
Net cash provided by financing activities of continuing operations	15	10	31,309
Net increase/(decrease) in cash and cash equivalents from continuing operations	1,707	(1,926)	(30,655)
Cash flows provided by discontinued operations
Operating activities	—	1,167	38,185
Investing activities	—	—	10,837
Financing activities	—	—	(14,908)
Net cash provided by discontinued operations	—	1,167	34,114
Cash and cash equivalents at beginning of period	1,752	4,640	—
Cash and cash equivalents at end of period	$3,459	$3,881	$3,459

Lipid Sciences, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)

	Six Months Ended		Period from Inception (May 21, 1999) to
	June 30,		June 30,
(In thousands)	2006	2005	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax recovered	—	—	(1,473)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—-	$—-	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)
Fair value of assets acquired (other than cash)	$—	$—	$40,286
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued financing costs	$20	$—-	$20

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

The Company is engaged in the research and development of products and processes intended to treat major medical indications such as cardiovascular disease and viral infections in which lipids, or fat components, play a key role.  Our primary activities since incorporation have been conducting research and development, clinical and pre-clinical studies; performing business, strategic and financial planning; and raising capital.  Accordingly, the Company is considered to be in the development stage.

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

In the course of our research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.  As of June 30, 2006, we had cash and cash equivalents and short-term investments equal to approximately $9.9 million.  We anticipate that these assets, in addition to the $6.3 million in gross proceeds received from the recently completed financing involving the sale of 4,993,781 shares of our common stock and warrants exercisable for an additional 1,498,127 shares of common stock completed on August 8, 2006, will provide sufficient working capital for our operations, including our current development projects, into the fourth quarter of 2007.  We expect additional capital will be required in the future.  We intend to seek capital needed to fund our operations through new collaborations, such as licensing or other arrangements, through pursuit of research and development grants or through public or private financings.  However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

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

	At June 30,
	2006	2005
Stock options	7,378,337	6,846,183
Warrants to purchase common stock	1,468,567	895,412
	8,846,904	7,741,595

NOTE 3:  STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” “FAS 123(R)”, which requires that compensation cost relating to share-based payment transactions be recognized in our financial statements.  We have adopted FAS 123(R) on a modified prospective basis, which requires that compensation cost relating to all new awards and to awards modified, repurchased, or cancelled is recognized in our financial statements beginning January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after January 1, 2006.  The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” “FAS 123” are no longer an alternative to financial statement recognition.

Stock Option Plans

Prior to the merger, we maintained stock-based compensation plans for our employees, consultants and Directors.  The 2000 Stock Option Plan (the “2000 Plan”), adopted by the Board of Directors in May 2000 and approved by stockholders on March 20, 2001, allows for the granting of options for up to 3,118,040 shares of common stock.  Stock options granted under the 2000 Plan may be either incentive stock options or nonstatutory stock options.  Options may be granted with exercise prices not less than the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors.  All options granted pursuant to the 2000 Plan are to have a term not greater than 10 years from the date of grant.  Options vest as determined by the Board of Directors, but generally over four years (but not less than 20% of the total number of shares granted per year).

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

In November 2001, the Company’s Board of Directors approved the 2001 Performance Equity Plan (the “2001 Plan”).  The stockholders approved the Plan on November 29, 2001.  The 2001 Plan allows for the granting of options for up to 5,000,000 shares of common stock to employees, officers, consultants, and Directors.  The number of shares authorized automatically increases on January 1, in each of the calendar years 2002, 2003, 2004, 2005 and 2006 by an amount equal to 3% of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, if the 2001 Plan is then in effect, but in no event shall any annual increase exceed 500,000 shares of common stock as reflected on the stock ledger of the Company.  Stock options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options.  Options may be granted with exercise prices not less than the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors.  All options granted pursuant to the 2001 Plan are to have a term not greater than 10 years from the date of grant.  Options vest as determined by the Board of Directors, but generally over four years (but not less than 20% of the total number of shares granted per year).

At June 30, 2006, options to purchase an aggregate of 4,721,931 shares of common stock remain available for grant under all the plans.

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

Other Required FAS 123(R) Disclosures

The following table represents stock option activity for the three months ended June 30, 2006:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	6,545,300	$3.64
Granted	92,500	1.61
Exercised	—	—
Forfeited	—	—
Outstanding options at end of period	6,637,800	$3.61	6.23	$95,521
Exercisable options at end of period	5,566,097	$3.70	5.74	$95,396

The following table represents stock option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	6,058,556	$3.72
Granted	592,744	2.48
Exercised	(13,500)	1.00
Forfeited	—	—
Outstanding options at end of period	6,637,800	$3.61	6.23	$95,521
Exercisable options at end of period	5,566,097	$3.70	5.74	$95,396

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.01%	3.63%	4.73%	3.65%
Expected life of options (in years)	3.27	3.31	3.88	2.99
Expected volatility	85.5%	87.6%	95.2%	81.2%
Expected dividend yield	—	—	—	—
Weighted-average grant-date fair value	$0.95	$2.33	$1.70	$2.08

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

FAS 123(R) requires that we estimate forfeitures, or the number of shares that are expected to be cancelled prior to vesting, at the time of grant, and adjust for actual forfeitures in subsequent periods if they differ from our original estimates.  Based on our historical experience of options that have been cancelled prior to vesting, we have assumed an annualized forfeiture rate of 12% for all new option grants.  In the Company’s pro-forma information required under FAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Reported net loss	$(2,630)	$(5,014)
Add stock-based compensation included in net loss	21	21
Compensation expense for stock options	(514)	(762)
Pro forma net loss	$(3,123)	$(5,755)

Net loss per share — basic and diluted:
As reported	$(0.11)	$(0.20)
Pro forma	$(0.13)	$(0.23)

Total compensation cost for share-based payment arrangements recognized in income for the three and six month periods ended June 30, 2006 was approximately $115,000 and $540,000, respectively.  The compensation cost for share-based payment arrangements for the three month period ended June 30, 2006 was comprised of approximately $175,000 in employee related compensation expense and approximately $60,000 in non-employee related compensation income.  The compensation cost for share-based payment arrangements for the six month period ended June 30, 2006 was comprised of approximately $567,000 in employee related compensation expense and approximately $27,000 in non-employee related compensation income.  The total compensation cost related to nonvested awards not yet recognized as of June 30, 2006 was approximately $1,631,000 and the weighted average expected remaining recognition period as of June 30, 2006 was approximately 2.2 years.  We received $13,500 in gross proceeds as a result of the 13,500 stock options that were exercised in the six month period ended June 30, 2006.  We did not recognize any tax benefit related to these share-based arrangements as we are in a loss position and have a full valuation allowance against our tax benefits.

NOTE 4:  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition.  This statement is effective beginning with our first quarter of fiscal 2006.  We have adopted FAS 123(R) on a modified prospective basis and recognized approximately $115,000 and $540,000 in compensation cost for our share-based payment arrangements, for the three and six month periods ended June 30, 2006, respectively (See Note 3).

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

NOTE 5:  RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd. (“Aruba”), an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors.  As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000.  Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents.  The $250,000 related to the commencement of our initial human clinical trial was paid to Aruba in July 2002.  In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.  For the three month periods ended June 30, 2006 and 2005, we have expensed $125,000 and $125,000, respectively, and for the six month periods ended June 30, 2006 and 2005 we have expensed $250,000 and $250,000, respectively, related to this agreement.  Amounts for 2006 and 2005 were charged to research and development expense.  Accrued related party royalties under this agreement were $500,000 and $250,000 at June 30, 2006 and December 31, 2005, respectively.

On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC (“WCA”), an entity beneficially owned by Dr. Brewer, pursuant to which WCA will provide the services of Dr. Brewer as the Company’s Chief Scientific Director.  Dr. Brewer was also appointed Vice Chairman of the Company’s Board of Directors on May 16, 2005, and serves as Chairman of the Company’s Scientific Advisory Board.  The consulting agreement is for a three year term.  As consideration for Dr. Brewer’s services as Chief Scientific Director, we are required to pay WCA annual fees of $395,000.  For the three months periods ended June 30, 2006 and 2005, approximately $99,000 and $49,000 was charged to selling, general and administrative expense for fees related to the consulting agreement.  For the six month periods ended June 30, 2006 and 2005, approximately $198,000 and $49,000 was charged to selling, general and administrative expense for fee related to the consulting agreement.  In addition to the annual fee, we have granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement.  For the three and six month periods ended June 30, 2006, approximately $37,000 and $8,000, respectively, was recorded as non-cash compensation income related to the stock option awarded to Dr. Brewer under the consulting agreement.  For the three and six month periods ended June 30, 2005, approximately $32,000 was recorded as non-cash compensation expense related to the stock option awarded to Dr. Brewer under the consulting agreement.

In connection with the Company’s August 8, 2006 private placement, the Company sold 2,714,817 shares of common stock and warrants exercisable for an additional 814,445 shares to Sterling Pacific Assets, Inc. in exchange for an investment of $3,421,000.  The shares and warrants held by Sterling Pacific Assets, Inc. are deemed beneficially owned by Mr. William Pope, an existing substantial shareholder of the Company and former Director of the Company.  The shares of common stock and warrants were issued to Sterling Pacific Assets, Inc. on the same terms as those offered to the other participating investors (See Note 6).

In addition, in the private placement the Company sold 257,933 shares of common stock for an aggregate investment of approximately $325,000 and warrants exercisable for an additional 77,376 shares to five members of our Board of Directors: Frank M. Placenti, Bosko Djordjevic, Gary S. Roubin, M.D., Ph.D.,  S. Lewis Meyer, Ph.D. and H. Bryan Brewer, Jr., M.D.   The individual investments made by each Director are listed in the table below.  The shares of common stock and warrants were issued on the same terms as those offered to the other participating investors (See Note 6).

Investor	Investment	Common Stock Issued	Warrants Issued
Directorship Services, Inc. Profit Sharing Trust(1)	$14,999	11,904	3,571
Placenti Revocable Trust(2)	9,999	7,936	2,380
Bosko Djordjevic	100,000	79,365	23,809
Gary S. Roubin, M.D., Ph.D.	74,999	59,523	17,856
The Meyer Family Revocable Trust(3)	49,999	39,682	11,904
Washington Cardiovascular Associates, LLC(4)	74,999	59,523	17,856
	$324,995	257,933	77,376

(1)    Frank M. Placenti serves as a Director pursuant to an arrangement between the Company and Directorship Services, Inc. (“DSI”). Directorship Services, Inc. Profit Sharing Trust was established by DSI as a retirement planning vehicle for DSI’s employees. Mr. Placenti is the sole trustee of the trust and, in such capacity, has sole beneficial ownership of all Company shares owned by the Trust.

(2)    The Placenti Revocable Trust is an estate planning trust of which Mr. Placenti is a trustee. In his capacity as a trustee of such trust, Mr. Placenti is deemed to have beneficial ownership of all Company shares held by the Placenti Revocable Trust.

(3)    The Meyer Family Revocable Trust is an estate planning trust of which S. Lewis Meyer, Ph.D. is a trustee. In his capacity as a trustee of such trust, Mr. Meyer is deemed to have beneficial ownership of all Company shares held by The Meyer Family Revocable Trust.

(4)    H. Bryan Brewer, Jr., M.D. serves as a Director pursuant to an arrangement between the Company and Washington Cardiovascular Associates, LLC, an entity owned by Dr. Brewer. Dr. Brewer is deemed a 100% beneficial owner of Washington Cardiovascular Associates, LLC.

NOTE 6:  SUBSEQUENT EVENTS

On August 8, 2006, we completed the sale of  4,993,781 shares of common stock at $1.26 per share and warrants to purchase an additional 1,498,127 shares of common stock at $1.51 per share in a private placement to institutional and accredited investors which included several directors of the Company, for gross proceeds of approximately $6,300,000.  The purchase price for the shares was equal to the average of the volume weighted closing prices of the Company’s common stock over the ten trading days preceding the closing of the transaction.  The warrants are exercisable for a period of five years commencing on February 9, 2007 and terminating on February 9, 2012.  The exercise price of the warrants was equal to 120% of the average of the volume weighted closing prices of the Company’s common stock over the ten trading days preceding the closing of the transaction.  The warrants contain a full ratchet anti-dilution mechanism that switches to a weighted average anti-dilution mechanism after the effective date of a registration statement filed under the Securities Act of 1933 with respect to the shares issuable thereunder.  However, the exercise price may never adjust to less than $1.20 per share.  We have agreed to register the shares of common stock issued to the investors, including the shares issuable upon exercise of the warrants, for resale by the investors through the filing of a registration statement with the Securities and Exchange Commission.

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

Overview

We are a development-stage biotechnology company engaged in research and development of products and processes intended to treat major medical indications such as cardiovascular disease and viral infections in which lipids, or fat components, play a key role.  Our primary activities since incorporation have been conducting research and development, clinical and pre-clinical studies; performing business, strategic and financial planning; and raising capital, including, from the date of the merger, disposing of Company real estate assets.  Accordingly, the Company is considered to be in the development stage.

On November 29, 2001, the merger between NZ and Pre-Merger Lipid was completed.  The merger with NZ was accounted for under the purchase method of accounting and was treated as a reverse acquisition because the stockholders of Pre-Merger Lipid owned the majority of the Company’s common stock immediately after the merger.  Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes.  Accordingly, all financial information prior to November 29, 2001 included in this report reflects Pre-Merger Lipid results.  As a result of the merger, certain real estate assets were acquired, and thus our business was organized into two segments: Biotechnology and Real Estate.  On March 22, 2002, we formalized a plan to discontinue the operations of our Real Estate segment, and as of December 31, 2004, we had completed the disposition of substantially all of the real estate assets and our business is no longer organized into two segments.  The remaining real estate asset was sold in February 2005 for $1,167,000.

In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.

We intend to finance our operations through corporate partnerships, technology licensing, the pursuit of research and development grants, public or private financings, and cash on hand.  We anticipate that existing cash, cash equivalents and short-term investments, in addition to the $6.3 million in gross proceeds received from the recently completed financing involving the sale of 4,993,781 shares of our common stock and warrants exercisable for an additional 1,498,127 shares of common stock completed on August 8, 2006, will provide sufficient working capital for our operations, including our current development projects, into the fourth quarter of 2007.  In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses, including outlicensing opportunities of our proprietary delipidation process for non-human health applications such as the field of animal health, upon receiving all relevant approvals.  If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

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

On April 20, 2006, we announced that we received approval from the IRB.  On April 28, 2006 that approval was submitted to the FDA as required.  On June 1, 2006, we announced that the first patient procedure had been completed in the Company’s human clinical trial: “A Randomized Single-Blind Placebo Controlled Study to Evaluate the Safety of the Lipid Sciences PDS-2 in Subjects with Prior Acute Coronary Syndrome”.  The subjects of the trial will be 30 male and female patients between 18 and 75 years of age with angiographic evidence of Coronary Artery Disease in the target artery as defined by at least one lesion with an occlusion between 20-50%.  An intravascular ultrasound (“IVUS”) assessment will be made before inclusion into the trial and after the conclusion of 7 weekly delipidation/re-infusion treatments.  The treatment subjects will receive infusions of plasma that has been delipidated by the PDS-2 system; the control subjects will receive infusions of their own untreated plasma that has not been delipidated.  Including the screening, treatment and post treatment analysis, the study duration for each subject will be approximately 10 weeks.  Dr. Ron Waksman, Principal Investigator for the trial and Associate Director, Division of Cardiology, at Washington Hospital Center, expects to be able to present the complete safety and indication of effectiveness results from this trial at CRT (Cardiovascular Revascularization Therapies) 2007 to be held in Washington, D.C., March 7- 9, 2007.  As of the date of this filing, we have completed all 7 procedures for our first patient, all of which were well tolerated by the patient, recruited and initiated procedures in additional patients and are actively recruiting additional patients to enroll in the trial.

Effective January 1, 2006, we adopted Statement SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires that compensation cost relating to share-based payment transactions be recognized in our financial statements.  We have adopted
FAS 123(R) on a modified prospective basis, which requires that compensation cost relating to all new awards and to awards modified, repurchased, or cancelled is recognized in our financial statements beginning January 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after January 1, 2006.  The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” are no longer an alternative to financial statement recognition.

Upon expiration of his previous employment agreement, we entered into a two year employment agreement with S. Lewis Meyer, Ph.D., effective April 14, 2006, by which Dr. Meyer will continue as President and Chief Executive Officer, and Director of the Company.

Results of Continuing Operations — Three Months Ended June 30, 2006 and 2005

Revenue.  We recognized $6,000 in grant revenue in the three months ended June 30, 2006.  This grant revenue relates to the Small Business Technology Transfer (“STTR”) grant awarded in the second quarter of 2004 by the National Institutes of Health (“NIH”), for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome.

We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our two primary platforms: HDL Therapy and Viral Immunotherapy.

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory and business development expenses.  Research and development expenses decreased approximately $123,000, or 7%, to $1,749,000 in the three months ended June 30, 2006 from $1,872,000 for the same period in 2005.  The decrease was due primarily to a decrease in stock compensation expense.  This non-cash stock compensation expense includes approximately $39,000 related to employee stock option expense and $60,000 in non-employee stock option income.  As described above, we have implemented FAS 123(R) in the first quarter of 2006 which requires us to recognize the fair value of employee stock options in the income statement, rather than as a pro-forma disclosure, which was allowed in prior periods.  Outside research and development costs also decreased due to the completion of our non-human primate study at Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina in the second quarter of 2005.  Offsetting this decrease was an increase in costs related to the preparation and commencement of a human clinical trial of our HDL Therapy platform at the Washington Hospital Center in Washington, D.C.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  However, for the three months ended June 30, 2006, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses.  General and administrative expenses increased approximately $104,000, or 12%, to $965,000 in the three months ended June 30, 2006 from $861,000 for the same period in 2005.  The increase was due primarily to an increase in stock compensation expense.  This non-cash stock compensation expense includes approximately $136,000 related to employee stock option expense resulting from the implementation of FAS 123(R).

Interest and Other Income.  Interest and other income for the three months ended June 30, 2006 increased approximately $22,000 or 22%, to $124,000 from $102,000  for the same period in 2005.  The increase was due to higher yields earned on both our cash and short-term investment assets during the three months ended June 30, 2006.

Results of Continuing Operations — Six Months Ended June 30, 2006 and 2005

Revenue.  We recognized $27,000 in grant revenue in the six months ended June 30, 2006.  This grant revenue relates to the STTR grant awarded in the second quarter of 2004 by the NIH, for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome.  The term of the grant expires March 31, 2007.

We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our two primary platforms: HDL Therapy and Viral Immunotherapy.

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory and business development expenses.  Research and development expenses increased approximately $203,000, or 6%, to $3,698,000 in the six months ended June 30, 2006 from $3,495,000 for the same period in 2005.  The increase was due primarily to an increase in outside research and development costs related to the preparation and commencement of a human clinical trial of our HDL Therapy platform at the Washington Hospital Center in Washington, D.C.  Contributing to the increase was an increase in stock compensation expense.  This non-cash stock compensation expense includes approximately $228,000 related to employee stock option expense and $27,000 in non-employee stock option income.  As described above, we have implemented FAS 123(R) in the first quarter of 2006 which requires us to recognize the fair value of employee stock options in the income statement, rather than as a pro-forma disclosure, which was allowed in prior periods.  This increase was partially offset by a decrease in outside research and development costs related to our non-human primate study at Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina, which concluded in the second quarter of 2005.  Research and development expense accounted for approximately 63% of total operating expenses for the six months ended June 30, 2006.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  However, for the six months ended June 30, 2006, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses.  General and administrative expenses increased approximately $465,000, or 27%, to $2,174,000 in the six months ended June 30, 2006 from $1,709,000 for the same period in 2005.  The increase was due primarily to an increase in stock compensation expense, employee related expenses and consulting expenses related to a consulting agreement with WCA, which was entered into on May 16, 2005.  The non-cash stock compensation expense includes approximately $339,000 related to employee stock option expense resulting from the implementation of FAS 123(R).  Partially offsetting this increase was a decrease in facility related expenses as a result of the renegotiation and extension of our facility lease in Pleasanton, CA in April 2005.

Interest and Other Income.  Interest and other income for the six months ended June 30, 2006 increased approximately $75,000, or 40%, to $264,000 from $189,000 for the same period in 2005.  The increase was due to higher yields earned on both our cash and short-term investment assets during the six months ended June 30, 2006.

Liquidity and Capital Resources

The net cash used in operating activities was approximately $4,792,000 for the six months ended June 30, 2006, resulting primarily from operating losses incurred as adjusted for non-cash compensation charges.  The net cash used in operating activities for the six months ended June 30, 2005, was approximately $4,632,000 resulting primarily from operating losses incurred as adjusted for non-cash compensation charges and partially offset by an increase in accounts payable primarily related to accrued costs and invoices received for various pre-clinical studies.

The net cash provided by investing activities was approximately $6,484,000 and $2,696,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. The net cash provided by investing activities for these periods was primarily attributable to the purchase and subsequent maturities of short-term investments.

The net cash provided by financing activities was approximately $15,000 and $10,000 for the six month periods ended June 30, 2006 and June 30, 2005, respectively.  The net cash provided by financing activities for these periods was attributable to the proceeds received from employee stock option exercises.

Net cash provided by discontinued operations was approximately $1,167,000 for the six month period ended June 30, 2005 and was primarily attributable to the sale of royalty credits in February 2005, representing the disposition of our last remaining real estate asset.

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

Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms.  The expected use of funds related to our HDL Therapy platform includes costs associated with conducting our human clinical trial.  The expected use of our funds related to our Viral Immunotherapy platform includes costs associated with our non-human primate study.  The results of this study could lead to the initiation of a human clinical trial for the treatment of HIV-infected patients, with approval from the FDA, or to an offshore human study in collaboration with a partner.  We expect our principal sources of funds to be cash on hand.  As of June 30, 2006 we had cash and cash equivalents and short-term investments equal to approximately $9,900,000.  We anticipate that these assets, in addition to the $6.3 million in gross proceeds received in our recently completed private placement, will provide sufficient working capital for our operations, including our current development projects, into the fourth quarter of 2007.  We expect additional capital will be required in the future.  The Company continues to consider public or private financings, the formation of strategic development or licensing partnerships, and explore strategic initiatives.  However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

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

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (“SEC”), required that all registrants disclose and describe their “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate.  Except for the following accounting policy which changed during the six month period ended June 30, 2006, our critical accounting policies as described in our annual report on our most recent form 10-K remain unchanged:

Stock-Based Compensation

The Company accounts for all stock options in accordance with the provisions SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in our financial statements.  The Company accounts for stock-based awards to non-employees in accordance with FAS 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  Significant judgment is required on the part of management in determining the proper assumptions to use in the computation of the amounts to be recorded pursuant to the provisions of FAS 123(R).  The fair value of each option granted to an employee is estimated on the date of grant using the Black-Scholes option valuation model.  The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected life, volatility and dividend yield of the option.  Management bases its assumptions on historical data where available.  However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore are subject to management’s judgment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk associated with changes in interest rates relates to our investment portfolio.  We maintain an investment portfolio consisting of government issued securities.  These investments are classified as held-to-maturity and are accounted for at their amortized cost.

As of June 30, 2006, the amortized cost of our investment portfolio, which equaled approximately $6,437,000 exceeded the market value of the investments contained in the portfolio by approximately $6,000.  We have both the ability and intent to hold the securities contained in the investment portfolio until their respective maturity dates.  Additionally, all securities contained in the investment portfolio have maturity dates of less than one year.  Therefore, we have concluded that this unrealized loss is not considered “other than temporary”, as defined by FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, and we have not booked any impairment charges related to this unrealized loss.  Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

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

Our management, including our President and Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On June 14, 2006, we received a subpoena from the Office of Inspector General (“OIG”) of the United States Department of Health and Human Services, requesting that we produce certain documents related to H. Bryan Brewer, Jr., M.D., the Vice-Chairman of our Board of Directors and our Chief Scientific Director.

We understand that the inquiry by the OIG relates to limitations on outside activities by National Institutes of Health (“NIH”) personnel, including Dr. Brewer’s work for the Company during and after his employment by the NIH.

To date, we have produced the requested documents and we will continue to cooperate fully with the investigation.  We do not believe that Dr. Brewer’s work on our behalf violated any of the conflict of interest laws applicable to NIH personnel.  As the investigation is ongoing, we can not predict its outcome or its effect on our business or operations.

We are also, from time to time, a party to legal proceedings.  Any legal proceeding we may be currently involved in is ordinary and routine.  Outcomes of the legal proceedings are uncertain until they are completed.  We believe that the results of any current proceedings will not have a material adverse effect on our business or financial condition or results of operations.

ITEM 1A. RISK FACTORS

Our 2005 Form 10-K, filed on March 15, 2006, includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in that Form 10-K.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2006, the Company held its annual meeting of stockholders.  As of April 3, 2006, the record date for the annual meeting, there were 27,372,767 shares of common stock of the Company issued and outstanding and entitled to vote at the annual meeting.  The following item was submitted to a vote of the stockholders:

To elect one Class I member currently serving on the Board of Directors to a three-year term.

Election of Director	Votes for	Votes Withheld
S. Lewis Meyer, Ph.D.	20,178,162	70,585

As a result, S. Lewis Meyer, Ph.D. was elected as a Director of the Company.  The following incumbent members continue to serve on the Board of Directors: H. Bryan Brewer Jr., M.D., Bosko Djordjevic, Frank M. Placenti and Gary S. Roubin, M.D., Ph.D.

John E. Crawford was elected to the Board of Directors on May 15, 2006 and will serve as an independent director with an initial term of one year.  Mr. Crawford will be eligible for re-election at the 2007 Annual Meeting of Stockholders.

William A. Pope did not stand for re-election and as a result, his term expired at the 2006 Annual Meeting of Stockholders.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

(a)          Exhibits - See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	Lipid Sciences, Inc.

	By:	/s/ Sandra Gardiner
Sandra Gardiner
Chief Financial Officer*

*Signing on behalf of the Registrant as a duly authorized officer and as the Principal Financial Officer of the Registrant

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002 and incorporated herein by reference.

3.2	Bylaws, as amended. Previously filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2005 and incorporated herein by reference.

10.1

Employment Agreement with S. Lewis Meyer, effective April 14, 2006. Previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2006 and incorporated herein by reference.

10.2	Clinical Study Agreement (Lipid Sciences Protocol LS-001) with MedStar Research Institute dated May 15, 2006.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Confidential Treatment Requested