Form 10-Q
period 2006-09-30
LIPID SCIENCES INC/
filed 2006-11-08
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006.

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

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

Large accelerated filer ☐	Accelerated filer ☒	Non - accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at October 31, 2006
Common Stock
$0.001 par value	32,366,548

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended September 30, 2006

Table of Contents

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and cumulative period from Inception (May 21, 1999) to September 30, 2006	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, and cumulative period from Inception (May 21, 1999) to September 30, 2006	3
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

INDEX TO EXHIBITS FOR FORM 10-Q		19

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,149	$1,752
Short-term investments	1,992	12,836
Prepaid expenses	169	355
Other current assets	54	18
Total current assets	13,364	14,961
Property and equipment	389	419
Long-term lease deposits	19	19
Total assets	$13,772	$15,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,537	$1,292
Accrued related party royalties	125	250
Accrued compensation	411	390
Total current liabilities	2,073	1,932
Deferred rent	14	9
Total liabilities	2,087	1,941

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 32,366,548 and 27,359,267 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	32	27
Additional paid-in capital	83,427	76,712
Deficit accumulated in the development stage	(71,774)	(63,281)
Total stockholders’ equity	11,685	13,458
Total liabilities and stockholders’ equity	$13,772	$15,399

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (May 21, 1999) to September 30,
(In thousands, except per share amounts)	2006	2005	2006	2005	2006
Grant revenue	$10	$—	$37	$1	$79
Operating expenses:
Research and development(1)	2,033	1,787	5,733	5,282	57,980
Selling, general and administrative(2)	1,038	908	3,211	2,617	26,276
Total operating expenses	3,071	2,695	8,944	7,899	84,256
Operating loss	(3,061)	(2,695)	(8,907)	(7,898)	(84,177)
Interest and other income	149	101	414	290	3,996
Loss from continuing operations	(2,912)	(2,594)	(8,493)	(7,608)	(80,181)
Income tax benefit	—	—	—	—	8,004
Net loss from continuing operations	(2,912)	(2,594)	(8,493)	(7,608)	(72,177)
Discontinued operations:
Income from discontinued operations	—	—	—	—	582
Income tax expense	—	—	—	—	(179)
Income from discontinued operations - net	—	—	—	—	403

Net loss	$(2,912)	$(2,594)	$(8,493)	$(7,608)	$(71,774)

Loss per share – basic and diluted:
Net loss per share	$(0.10)	$(0.10)	$(0.30)	$(0.31)

Weighted average number of common shares outstanding – basic and diluted	30,250	24,925	28,328	24,919

Non-cash stock option compensation expense/(income) included in operating expenses:
(1) Research and development	77	(41)	278	100
(2) Selling, general and administrative	112	(21)	451	—

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,		Period from Inception (May 21, 1999) to September 30,
(In thousands)	2006	2005	2006
Cash flows used in operating activities:
Net loss from continuing operations	$(8,493)	$(7,608)	$(72,177)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	162	168	1,340
Loss on disposal of assets	—	2	206
Accretion of discount on investments	(265)	(206)	(883)
Stock compensation expense for options issued to consultants, employees and advisors	729	100	6,893
Issuance of warrants to consultants	—	—	1,044
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	150	178	(224)
Notes receivable	—	—	6,569
Other assets	—	(19)	(19)
Accounts payable and other current liabilities	157	1,468	(593)
Accrued related party royalties	(125)	(625)	125
Accrued compensation	21	(180)	411
Deferred rent	5	6	14
Net cash used in operating activities of continuing operations	(7,659)	(6,716)	(57,294)

Cash flows provided by/(used in) investing activities:
Capital expenditures	(132)	(165)	(1,952)
Proceeds from disposal of assets	—	3	17
Restricted cash	—	105	—
Purchases of investments	(4,391)	(10,305)	(91,395)
Maturities and sales of investments	15,500	16,000	90,286
Net cash provided by/(used in) investing activities of continuing operations	10,977	5,638	(3,044)

Cash flows provided by financing activities:
Acquisition of NZ Corporation – cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	6,079	6,625	31,043
Proceeds from issuance of warrants	—	—	40
Net cash provided by financing activities of continuing operations	6,079	6,625	37,373
Net increase/(decrease) in cash and cash equivalents from continuing operations	9,397	5,547	(22,965)
Cash flows provided by discontinued operations
Operating activities	—	1,167	38,185
Investing activities	—	—	10,837
Financing activities	—	—	(14,908)
Net cash provided by discontinued operations	—	1,167	34,114
Cash and cash equivalents at beginning of period	1,752	4,640	—
Cash and cash equivalents at end of period	$11,149	$11,354	$11,149

	Nine Months Ended September 30,		Period from Inception (May 21, 1999) to September 30,
(In thousands)	2006	2005	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax recovered	—	—	(1,473)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)
Fair value of assets acquired (other than cash)	$—	$—	$40,286
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued financing costs	$88	$603	$88

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

In the course of our research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.  As of September 30, 2006, we had cash and cash equivalents and short-term investments equal to approximately $13.1 million.  We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects, through the fourth quarter of 2007.  We expect additional capital will be required in the future.  We intend to seek capital needed to fund our operations through public or private financings, new collaborations, such as licensing or other arrangements or through research and development grants.  However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

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

	At September 30,
	2006	2005
Stock options	6,859,128	6,846,377
Warrants to purchase common stock	3,076,552	2,839,565
	9,935,680	9,685,942

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

In October 1997, NZ’s Board of Directors approved the New Mexico and Arizona Land Company 1997 Stock Incentive Plan (the “1997 Plan”).  The 1997 Plan provides that the following types of awards may be granted under the 1997 Plan: stock appreciation rights, incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals.  Under the 1997 Plan, awards may be granted with respect to a maximum of 900,000 shares of the Company’s common stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company.  We assumed the 1997 Plan as a result of the merger.

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

At September 30, 2006, options to purchase an aggregate of 5,241,140 shares of common stock remain available for grant under all the plans.

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

Other Required FAS 123(R) Disclosures

The following table represents stock option activity for the three months ended September 30, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	6,637,800	$3.61
Granted	21,000	1.62
Exercised	—	—
Forfeited	(10,209)	3.60
Expired	(530,000)	3.28
Outstanding options at end of period	6,118,591	$3.63	5.94	$1,312,252
Exercisable options at end of period	5,093,754	$3.74	5.38	$1,296,019

The following table represents stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	6,058,556	$3.72
Granted	613,744	2.45
Exercised	(13,500)	1.00
Forfeited	(10,209)	3.60
Expired	(530,000)	3.28
Outstanding options at end of period	6,118,591	$3.63	5.94	$1,312,252
Exercisable options at end of period	5,093,754	$3.74	5.38	$1,296,019

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.56%	4.06%	4.72%	3.66%
Expected life of options (in years)	5.00	5.00	3.92	3.04
Expected volatility	94.75%	87.30%	95.20%	81.40%
Expected dividend yield	—	—	—	—
Weighted-average grant-date fair value	$1.20	$2.72	$1.68	$2.09

The assumptions above are based on multiple factors, including historical exercise patterns of employees and post-vesting employment termination behaviors.  We use historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding.  Due to the relatively low trading volume of options on our common stock in prior quarters, and the withdrawal of options on our common stock in the current quarter, we do not use implied volatility to determine the expected volatility of our common stock.  Rather, the historical volatility that is commensurate with the expected life of the option on the date that it is measured is used as our estimate of future expected volatility.  Since we have never paid any dividends and do not anticipate paying any dividends at least through the expected life of our stock options outstanding, we use an expected dividend yield of zero when calculating the fair value of stock options.  The risk-free interest rate for periods within the contracutal life of the option is based on the U.S. Treasury yield curve in effect at the measurement date of the option.

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Reported net loss	$(2,594)	$(7,608)
Add stock-based compensation included in net loss	(21)	—
Compensation expense for stock options	(313)	(1,075)
Pro forma net loss	$(2,928)	$(8,683)

Net loss per share – basic and diluted:
As reported	$(0.10)	$(0.31)
Pro forma	$(0.12)	$(0.35)

Total compensation cost for share-based payment arrangements recognized in income for the three and nine month periods ended September 30, 2006 was approximately $189,000 and $729,000, respectively.  The compensation cost for share-based payment arrangements for the three month period ended September 30, 2006 was comprised of approximately $145,000 and $44,000 in employee related and non-employee related compensation expense, respectively.  The compensation cost for share-based payment arrangements for the nine month period ended September 30, 2006 was comprised of approximately $712,000 and $17,000 in employee related and non-employee related compensation expense, respectively.  The total compensation cost related to nonvested awards not yet recognized as of September 30, 2006 was approximately $1,504,000 and the weighted average expected remaining recognition period as of September 30, 2006 was approximately 2 years.  We received $13,500 in gross proceeds as a result of the 13,500 stock options that were exercised in the nine month period ended September 30, 2006.  We did not recognize any tax benefit related to these share-based arrangements as we are in a loss position and have a full valuation allowance against our tax benefits.

NOTE 4:  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition.  This statement is effective beginning with our first quarter of fiscal 2006.  We have adopted FAS 123(R) on a modified prospective basis and recognized approximately $189,000 and $729,000 in compensation cost for our share-based payment arrangements, for the three and nine month periods ended September 30, 2006, respectively (See Note 3).

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, established a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

NOTE 5:  RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd. (“Aruba”), an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors.  As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000.  Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000, 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement, and $250,000 upon commencement of our initial human clinical trial utilizing the technology under the patents.  The $250,000 related to the commencement of our initial human clinical trial was paid to Aruba in July 2002.  In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.  For the three month periods ended September 30, 2006 and 2005, we have expensed $125,000 and $125,000, respectively, and for the nine month periods ended September 30, 2006 and 2005 we have expensed $375,000 and $375,000, respectively, related to this agreement.  Amounts for 2006 and 2005 were charged to research and development expense.  Accrued related party royalties under this agreement were $125,000 and $250,000 at September 30, 2006 and December 31, 2005, respectively.

On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC (“WCA”), an entity beneficially owned by Dr. Brewer, pursuant to which WCA will provide the services of Dr. Brewer as the Company’s Chief Scientific Director.  Dr. Brewer was also appointed Vice Chairman of the Company’s Board of Directors on May 16, 2005, and serves as Chairman of the Company’s Scientific Advisory Board.  The consulting agreement is for a three year term.  As consideration for Dr. Brewer’s services as Chief Scientific Director, we are required to pay WCA annual fees of $395,000.  For the three months periods ended September 30, 2006 and 2005, approximately $99,000 and $99,000 was charged to selling, general and administrative expense for fees related to the consulting agreement.  For the nine month periods ended September 30, 2006 and 2005, approximately $296,000 and $149,000 was charged to selling, general and administrative expense for fee related to the consulting agreement.  In addition to the annual fee, we have granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement.  For the three and nine month periods ended September 30, 2006, approximately $30,000 and $22,000, respectively, was recorded as non-cash compensation expense related to the stock option awarded to Dr. Brewer under the consulting agreement.  For the three and nine month periods ended September 30, 2005, approximately $25,000 and $57,000, respectively, was recorded as non-cash compensation expense related to the stock option awarded to Dr. Brewer under the consulting agreement.

In connection with the Company’s August 8, 2006 private placement, the Company sold 2,714,817 shares of common stock and warrants exercisable for an additional 814,445 shares to Sterling Pacific Assets, Inc. in exchange for an investment of approximately $3,421,000.  The shares and warrants held by Sterling Pacific Assets, Inc. are deemed beneficially owned by Mr. William Pope, an existing substantial shareholder of the Company and former Director of the Company.  The shares of common stock and warrants were issued to Sterling Pacific Assets, Inc. on the same terms as those offered to the other participating investors.

In addition, in the private placement the Company sold 257,933 shares of common stock for an aggregate investment of approximately $325,000 and warrants exercisable for an additional 77,376 shares to five members of our Board of Directors: Frank M. Placenti, Bosko Djordjevic, Gary S. Roubin, M.D., Ph.D., S. Lewis Meyer, Ph.D., and H. Bryan Brewer, Jr., M.D.  The individual investments made by each Director are listed in the table below.  The shares of common stock and warrants were issued on the same terms as those offered to the other participating investors.

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

We intend to finance our operations through corporate partnerships, technology licensing, the pursuit of research and development grants, public or private financings, and cash on hand.  We anticipate that existing cash, cash equivalents and short-term investments will provide sufficient working capital for our operations, including our current development projects, through the fourth quarter of 2007.  In addition, we may also finance our future operations through collaborations with a range of potential corporate partners and outlicensing of our proprietary delipidation technology for specific application opportunities in both animal and human health.  If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

In December 2005, the Company filed an Investigational Device Exemption (“IDE”) application with the Center for Devices and Radiological Health of the Food and Drug Administration (“FDA”) for their review.  In January 2006, the FDA granted conditional approval of the IDE to allow the Company to begin a human clinical trial with the Company’s Plasma Delipidation System-2 (“PDS-2”).  The Company was granted this approval subject to the condition that within 45 days it would submit a response to the questions and observations made by the FDA.  The Company submitted its response on February 22, 2006, which was within 45 days of receiving conditional approval from the FDA.  In addition, the FDA required the Company to obtain approval from the Institutional Review Board (“IRB”) of the MedStar Research Institute in Washington, D.C. to begin the trial.

On April 20, 2006, we announced that we received approval from the IRB.  On April 28, 2006 that approval was submitted to the FDA as required.  On June 1, 2006, we announced that the first patient procedure had been completed in the Company’s human clinical trial: “A Randomized Single-Blind Placebo Controlled Study to Evaluate the Safety of the Lipid Sciences PDS-2 in Subjects with Prior Acute Coronary Syndrome.”  Thirty subjects between the ages of 18 and 85 with angiographic evidence of Coronary Artery Disease in the target artery, as defined by at least one lesion with an occlusion between 20-50%, are being recruited for the trial.  Each potential participant undergoes an initial screening, which includes a blood panel and intravascular ultrasound (“IVUS”) assessment to determine eligibility for enrollment and randomization into the study.  The trial consists of a total of seven weekly delipidation/re-infusion procedures.  The treatment subjects receive infusions of plasma that has been delipidated by the PDS-2 system; the control subjects receive infusions of their own untreated plasma that has not been delipidated.  An IVUS assessment of the participants will also be made at the conclusion of the trial.  The study duration for each participant is approximately ten weeks.  We expect to present a qualitative assessment about the primary endpoint of the trial, which is safety, by the end of the first quarter of 2007.

On November 8, 2006, we announced that we entered into a collaborative research and license agreement with Elanco Animal Health (“Elanco”), a division of Eli Lilly and Company, to develop one or more immunological products for animal health applications beginning with a vaccine directed against certain lipid-enveloped organisms.  Under the agreement, the Company granted to Elanco a worldwide exclusive license to research, develop, manufacture, and sell certain immunological products for animal health, which will be developed using its delipidation immunological technology.  Pursuant to the terms of the agreement, Elanco will pay for all the associated research and development expenses for each targeted product.  In exchange for the license, subject to completion of Elanco’s due diligence and sales of products meeting various thresholds, we may receive a technology access fee, milestone payments and royalties.

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

Results of Continuing Operations – Three Months Ended September 30, 2006 and 2005

Revenue.  We recognized $10,000 in grant revenue in the three months ended September 30, 2006.  This grant revenue relates to the Small Business Technology Transfer (“STTR”) grant awarded in the second quarter of 2004 by the National Institutes of Health (“NIH”), for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome.

We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our two primary platforms: HDL Therapy and Viral Immunotherapy.

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory and business development expenses.  Research and development expenses increased approximately $246,000, or 14%, to $2,033,000 in the three months ended September 30, 2006 from $1,787,000 for the same period in 2005.  The increase was due primarily to an increase in stock compensation expense, an increase in costs associated with our non-human primate study being conducted at the Yerkes National Primate Research Center at Emory University, legal fees associated with securing and expanding our patent portfolio and employee related costs.  This non-cash stock compensation expense includes approximately $33,000 and $44,000 in employee and non-employee stock option expense, respectively.  As described above, we have implemented FAS 123(R) in the first quarter of 2006 which requires us to recognize the fair value of employee stock options in the income statement, rather than as a pro-forma disclosure, which was allowed in prior periods.  Offsetting this increase was a decrease in costs related to the human clinical trial of our HDL Therapy platform at the Washington Hospital Center in Washington, D.C.  The decrease was attributed to the fact that the human clinical trial start-up costs incurred in the three months ended September 30, 2005 exceeded the recruitment and implementation costs incurred in the three months ended September 30, 2006.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  However, for the three months ended September 30, 2006, we estimate that the majority of our research and development expense was associated with our two primary platforms: HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses.  General and administrative expenses increased approximately $130,000, or 14%, to $1,038,000 in the three months ended September 30, 2006 from $908,000 for the same period in 2005.  The increase was due primarily to an increase in stock compensation expense, legal fees and employee related expenses.  This non-cash stock compensation expense includes approximately $112,000 related to employee stock option expense resulting from the implementation of FAS 123(R).

Interest and Other Income.  Interest and other income for the three months ended September 30, 2006 increased approximately $48,000 or 48%, to $149,000 from $101,000 for the same period in 2005.  The increase was due to higher yields earned on both our cash and short-term investment assets during the three months ended September 30, 2006.

Results of Continuing Operations – Nine Months Ended September 30, 2006 and 2005

Revenue.  We recognized $37,000 in grant revenue in the nine months ended September 30, 2006.  This grant revenue relates to the STTR grant awarded in the second quarter of 2004 by the NIH, for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome.  The term of the grant expires March 31, 2007.

We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our two primary platforms: HDL Therapy and Viral Immunotherapy.

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory and business development expenses.  Research and development expenses increased approximately $451,000, or 9%, to $5,733,000 in the nine months ended September 30, 2006 from $5,282,000 for the same period in 2005.  The increase was due primarily to an increase in costs related to the preparation and commencement of the ongoing human clinical trial of our HDL Therapy platform at the Washington Hospital Center in Washington, D.C., legal fees associated with securing and expanding our patent portfolio and employee related costs.  Contributing to the increase was an increase in stock compensation expense.  This non-cash stock compensation expense includes approximately $261,000 and $17,000 related to employee and non-employee stock option expense, respectively.  As described above, we have implemented FAS 123(R) in the first quarter of 2006 which requires us to recognize the fair value of employee stock options in the income statement, rather than as a pro-forma disclosure, which was allowed in prior periods.  This increase was partially offset by a decrease in outside research and development costs related to our non-human primate study at Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina, which concluded in the second quarter of 2005.  Research and development expense accounted for approximately 64% of total operating expenses for the nine months ended September 30, 2006.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  However, for the nine months ended September 30, 2006, we estimate that the majority of our research and development expense was associated with our two primary platforms: HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses.  General and administrative expenses increased approximately $594,000, or 23%, to $3,211,000 in the nine months ended September 30, 2006 from $2,617,000 for the same period in 2005.  The increase was due primarily to an increase in stock compensation expense, employee related expenses, legal fees and consulting expenses related to a consulting agreement entered into on May 16, 2005.  The non-cash stock compensation expense includes approximately $451,000 related to employee stock option expense resulting from the implementation of FAS 123(R).  Partially offsetting this increase were decreases in Board of Directors related costs and expenses associated with our ongoing compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and Other Income.  Interest and other income for the nine months ended September 30, 2006 increased approximately $124,000, or 43%, to $414,000 from $290,000 for the same period in 2005.  The increase was due to higher yields earned on both our cash and short-term investment assets during the nine months ended September 30, 2006.

Liquidity and Capital Resources

The net cash used in operating activities was approximately $7,659,000 for the nine months ended September 30, 2006, resulting primarily from operating losses incurred as adjusted for non-cash compensation charges.  The net cash used in operating activities for the nine months ended September 30, 2005, was approximately $6,716,000 resulting primarily from operating losses incurred as adjusted for non-cash compensation charges and partially offset by an increase in accounts payable primarily related to accrued costs and invoices received for various pre-clinical studies.

The net cash provided by investing activities was approximately $10,977,000 and $5,638,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The net cash provided by investing activities for these periods was primarily attributable to the purchase and subsequent maturities of short-term investments.

The net cash provided by financing activities was approximately $6,079,000 and $6,625,000 for the nine month periods ended September 30, 2006 and September 30, 2005, respectively.  The net cash provided by financing activities for these periods was primarily attributable to the proceeds, net of issuance costs paid, received from the private placement of our common stock on August 8, 2006 and September 30, 2005.

Net cash provided by discontinued operations was approximately $1,167,000 for the nine month period ended September 30, 2005 and was primarily attributable to the sale of royalty credits in February 2005, representing the disposition of our last remaining real estate asset.

In September 2005, we completed the private placement of 2,430,198 shares of the Company’s common stock at a price of $2.98 per share, for gross proceeds of approximately $7.2 million, to institutional accredited investors (the “Investors”).  Pursuant to the terms of the private placement, we issued to the Investors warrants to purchase 729,057 shares of common stock at $4.20 per share and Additional Investment Rights (“AIRs”) in the form of warrants to purchase 1,215,096 shares of common stock at $3.73 per share.  The AIRs expired March 29, 2006, and the warrants will expire September 30, 2010.  As a result of the private placement completed on August 8, 2006, we issued an additional 109,858 warrant shares to the September 2005 Investors and adjusted the price of the total 838,915 warrant shares to $3.65 per share.  A maximum of 497,651 additional warrant shares are issuable as a result of potential future adjustments to the exercise price of the warrants.  In connection with the private placement, approximately $490,000 was paid to A.G. Edwards who acted as the placement agent for the transaction.

On August 8, 2006, we completed the sale of 4,993,781 shares of common stock at $1.26 per share and warrants to purchase an additional 1,498,127 shares of common stock at $1.51 per share in a private placement to institutional and accredited investors, which included several directors of the Company, for gross proceeds of approximately $6,300,000.  The purchase price for the shares was equal to the average of the volume weighted closing prices of the Company’s common stock over the ten trading days preceding the closing of the transaction.  The warrants are exercisable for a period of five years commencing on February 9, 2007 and terminating on February 9, 2012.  The exercise price of the warrants was equal to 120% of the average of the volume weighted closing prices of the Company’s common stock over the ten trading days preceding the closing of the transaction.  A maximum of 387,016 warrant shares are issuable as a result of potential future adjustments to the exercise price of the warrants.  However, the exercise price may never adjust to less than $1.20 per share.  The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering.  Following the offering, we filed a Registration Statement on Form S-3 with the SEC on August 23, 2006 to register for resale by the investors the shares of common stock issued in the offering and issuable upon exercise of the warrants.  The registration statement became effective on September 8, 2006.  No placement agent was used in the transaction.

Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms.  The expected use of funds related to our HDL Therapy platform includes costs associated with conducting our human clinical trial.  The expected use of our funds related to our Viral Immunotherapy platform includes costs associated with our non-human primate study.  The results of this study could lead to the initiation of a human clinical trial for the treatment of HIV-infected patients, with approval from the FDA, or to an offshore human study in collaboration with a partner.  We expect our principal sources of funds to be cash on hand.  As of September 30, 2006 we had cash and cash equivalents and short-term investments equal to approximately $13,141,000.  We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects, through the fourth quarter of 2007.  We expect additional capital will be required in the future.  The Company continues to consider public or private financings, the formation of strategic development or licensing partnerships, and explore strategic initiatives.  However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

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

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (“SEC”), required that all registrants disclose and describe their “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates.  Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate.  Except for the following accounting policy which changed during the nine month period ended September 30, 2006, our critical accounting policies as described in our annual report on our most recent form 10-K remain unchanged:

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

As of September 30, 2006, the amortized cost of our investment portfolio, which equaled approximately $1,992,000 was exceeded by the market value of the investments contained in the portfolio by approximately $300.  We have both the ability and intent to hold the securities contained in the investment portfolio until their respective maturity dates.  Additionally, all securities contained in the investment portfolio have maturity dates of less than one year.  No individual security is in an unrealized loss position; therefore we have no unrealized losses that are considered “other than temporary”, as defined by FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.  Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are from time to time, a party to legal proceedings.  Any legal proceeding we may be currently involved in is ordinary and routine.  Outcomes of the legal proceedings are uncertain until they are completed.  We believe that the results of any current proceedings will not have a material adverse effect on our business or financial condition or results of operations.

Please refer to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, which discloses legal proceedings involving the Company.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 8, 2006, we completed the sale of 4,993,781 shares of common stock at $1.26 per share and warrants to purchase an additional 1,498,127 shares of common stock at $1.51 per share in a private placement to institutional and accredited investors, which included several directors of the Company, for gross proceeds of approximately $6,300,000.  The purchase price for the shares was equal to the average of the volume weighted closing prices of the Company’s common stock over the ten trading days preceding the closing of the transaction.  The warrants are exercisable for a period of five years commencing on February 9, 2007 and terminating on February 9, 2012.  The exercise price of the warrants was equal to 120% of the average of the volume weighted closing prices of the Company’s common stock over the ten trading days preceding the closing of the transaction.  A maximum of 387,016 warrant shares are issuable as a result of potential future adjustments to the exercise price of the warrants.  However, the exercise price may never adjust to less than $1.20 per share.  The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering.  Following the offering, we filed a Registration Statement on Form S-3 with the SEC on August 23, 2006 to register for resale by the investors the shares of common stock issued in the offering and issuable upon exercise of the warrants.  The registration statement became effective on September 8, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)          Exhibits - See Exhibit Index, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2006	Lipid Sciences, Inc.

	By:	/s/ Sandra Gardiner
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

4.1

Form of Warrant issued by Registrant to various investors.  Previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 10, 2006 and incorporated herein by reference.

4.2

Registration Rights Agreement dated as of August 8, 2006, by and among Registrant and various investors.  Previously filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Commission on August 10, 2006 and incorporated herein by reference.

10.1

Securities Purchase Agreement dated as of August 8, 2006, by and among Registrant and various investors.  Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 10, 2006 and incorporated herein by reference.

10.2

Representation Letter dated as of August 7, 2006.  Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on August 10, 2006 and incorporated herein by reference.

10.3	Collaborative Research and License Agreement with Elanco Animal Health dated November 7, 2006.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Confidential Treatment Requested