Form 10-K
period 2006-12-31
LIPID SCIENCES INC/
filed 2007-03-14
CIK 71478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non - Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $18,385,092 as of June 30, 2006 (based on the last trading price on June 30, 2006, as reported on the Nasdaq Global Market).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at February 28, 2007
Common Stock
$0.001 par value	37,120,139

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the registrant’s 2007 Annual Meeting of Stockholders, to be held on June 7, 2007, are incorporated by reference into Part III of this Form 10-K where indicated.

LIPID SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2006
Table of Contents

EXPLANATORY NOTES

In this Annual Report on Form 10-K, unless the context otherwise requires, Lipid Sciences, Inc., a Delaware corporation, is referred to as “we,” “the Company” or “Lipid Sciences.”

On November 29, 2001, Lipid Sciences, Inc. a Delaware corporation, merged with and into NZ Corporation, an Arizona corporation. Immediately after the completion of the merger, NZ Corporation changed its name to Lipid Sciences, Inc. On June 26, 2002, Lipid Sciences changed its state of incorporation from Arizona to Delaware. In this Annual Report on Form 10-K, we refer to our former name, NZ Corporation, as “NZ,” and we refer to the merged corporation, Lipid Sciences, Inc., as “Pre-Merger Lipid.”

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition, because the stockholders of Pre-Merger Lipid owned the majority of the Company’s common stock immediately after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to 2001 included in this report reflects only Pre-Merger Lipid’s information. Consequently, we sometimes also refer to Pre-Merger Lipid as “we” or “the Company.”  In addition, all share numbers, purchase prices per share, and exercise prices relating to Pre-Merger Lipid securities are shown on a post-merger basis after adjusting such numbers and prices to reflect the exchange ratio in the merger, with the exception of share amounts included in the Statement of Stockholders’ Equity for the period ended December 31, 2000 to November 29, 2001, the date of the merger, and certain common stock, share, and per share amounts as of December 31, 2000, specifically referenced in Note 7 of the Consolidated Financial Statements.

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

•       our technologies not proving to be safe or effective;

•       our inability to obtain regulatory approval of our technologies, which are only in the clinical development stage;

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

•       acceptance of our potential products by healthcare providers and patients; and

•       our dependence on key personnel.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

ii

PART I

ITEM 1. BUSINESS

Overview

We are a development-stage biotechnology company engaged in research and development of products and processes intended to treat major medical indications such as cardiovascular disease and viral infections in which lipids, or fat components, play a key role. Lipids are a part of every human living cell and are commonly bound to proteins which are transported throughout the body. We focus on applications of our technologies in two main areas: cardiovascular disease, using our HDL Therapy platform, and viral infections, using our Viral Immunotherapy platform. HDL Therapy focuses on developing treatments for the reversal of atherosclerosis, which is the leading cause of heart attacks, stroke and peripheral vascular disease. Our Viral Immunotherapy platform focuses on treatments for people suffering from conditions caused by lipid-enveloped viruses such as HIV, Hepatitis B and C, the Severe Acute Respiratory Syndrome coronavirus (“SARS”), West Nile and influenza. Additionally, we conduct investigational research into other applications of our technologies and continue to secure additional intellectual property rights in these areas.

Our HDL Therapy platform (HDL Selective Delipidation and HDL Mimetic Peptides) aims to develop potential treatments for the reversal of atherosclerosis, a systemic disease of blood vessels, caused by the build-up of cholesterol-filled plaques in the vascular system and, most critically, in the coronary arteries. If left untreated, these plaques are highly vulnerable to rupture and to blood clot formation, which can result in a fatal myocardial infarction (heart attack). Regression of such plaques may have a major impact on reducing the risk of acute coronary events and strokes.

Our Viral Immunotherapy platform focuses on the removal of lipid coatings from lipid-enveloped viruses and other lipid-containing infectious agents by the application of Lipid Sciences’ delipidation technologies. It is believed that removing the virus’ protective lipid coating enhances the processing and presentation of viral proteins to stimulate the body’s immune system to effectively fight the disease.

Our HDL Selective Delipidation and Viral Immunotherapy technologies are based on patented processes that selectively and rapidly remove lipids, such as cholesterol, from targeted lipoproteins or viruses circulating in blood plasma without disrupting the non-targeted plasma proteins function. Our processes of lipid removal, known as delipidation, potentially improve the disease condition by enhancing the body’s natural ability to heal itself. We believe that our unique delipidation processes have the potential for a far-reaching impact on human health. In addition, we have expanded our HDL Therapy platform with a new development program in the field of HDL mimetic peptides. HDL mimetic peptides consist of a unique sequence of amino acids that mimic the critical functional characteristics of apolipoprotein A-I (“apoA-I”), the key protein component of high-density lipoproteins (“HDL”), or “good cholesterol.”

Our primary activities since incorporation have been conducting research and development (including pre-clinical studies); conducting a clinical trial; performing business, strategic and financial planning; and raising capital. Accordingly, the Company is considered to be in the development stage.

Cardiovascular Disease

Cardiovascular disease is a major cause of death in the industrialized countries of the world. Atherosclerosis, the primary cause of heart disease and stroke, is a disease of the arteries. Atherosclerosis refers to the slow and continuous build-up of cholesterol-laden plaque in arterial walls. Over decades, this build-up may result in the blockage or reduction of blood flow through arteries, particularly those which deliver blood to the heart and the brain. A rupture of such a cholesterol-laden plaque may also result in a sudden reduction in blood flow leading to a series of symptoms described as acute coronary syndrome (“ACS”) if these symptoms occur in the heart, or stroke if the occurrence is in the brain. If left untreated, these plaques can have debilitating or even fatal effects.

Researchers believe that high cholesterol, especially high concentrations of low-density lipoprotein (“LDL”) cholesterol, plays a key role in the occurrence and development of atherosclerosis. Low-density lipoproteins are referred to as “bad cholesterol” because these particles carry cholesterol in the blood and deposit it in body tissue and in blood vessel walls. Through the process of reverse cholesterol transport, HDL removes excess cholesterol from tissues and vessel walls and carries it to the liver where it is eliminated from the body. A high LDL-to-HDL cholesterol ratio leads to the build-up of lipid-rich plaques in the arterial walls. These plaques are highly vulnerable to rupture and blood clot formation. Serious adverse cardiac events, such as angina pectoris (chest pain) and myocardial infarction, can occur if a blood clot forms from the rupture of a so-called “vulnerable plaque”, reducing or preventing blood flow to the heart muscle. Conversely, regression or stabilization of such plaques could reduce the risk of such acute coronary events. Proper diet, exercise, and drug therapy may help lower the amount of LDL cholesterol in the blood and therefore may reduce the progression of this disease. However, we believe that current treatments for atherosclerosis have not been demonstrated to substantially reverse the disease.

According to the American Heart Association, cardiovascular disease is the leading cause of death among American men and women. Currently, almost 16 million people have been diagnosed with coronary heart disease and nearly six million people have suffered a stroke in the United States. Additionally, peripheral arterial disease affects 12-20% of Americans age 65 and older. Each year, approximately 1.8 million people suffer from acute coronary syndrome and approximately 700,000 experience a stroke in the United States. The limitations of treating this disease with more traditional methods like diet, exercise, and drug therapy led to the development and widespread use of interventional procedures, such as balloon angioplasty therapy with stent placement, and coronary artery bypass surgery, known as surgical revascularization. These interventional procedures have high attendant costs and clinical complications associated with them. Physicians, however, often resort to these procedures in order to save, prolong or improve the quality of life of their patients.

Current Treatments for Cardiovascular Disease.   The initial physician recommendation for a patient with cardiovascular disease is frequently a change in lifestyle involving exercise combined with a low-fat, low-cholesterol diet and smoking cessation. If a patient’s condition does not improve, then the physician moves to the next level of treatment to achieve acceptable levels of LDL cholesterol in the blood, typically drug therapy with one of the class of drugs generally known as statins.

Following the initial diet and exercise regimen, treatments are either short-term solutions, termed “acute” by physicians, or long-term solutions, termed “chronic.”  Physicians reserve acute treatments for more life-threatening cardiovascular conditions, such as ischemia, a condition where there is a shortage of oxygen-rich blood available to the heart, or portions of the heart. In contrast, chronic treatments focus on preventing cardiovascular disease from growing worse. Acute treatments usually involve costly interventional surgical procedures, while chronic treatments utilize drugs, usually in tablet or pill form, requiring drug compliance over a long period of time.

Acute Treatments.   Acute treatments are required when blood flow to the heart muscle is severely restricted and the patient is at immediate risk for further complications. Common invasive procedures used to restore blood flow are coronary artery bypass graft surgery and angioplasty with stents. In bypass surgery, the cardiologist redirects blood flow around the blocked arteries by grafting a healthy vessel removed from another location in the patient. In angioplasty, a thin flexible tube with an inflatable balloon at its end is positioned in the artery at the point of blockage. During the procedure, the balloon inflates to push aside the plaque that causes the blockage, resulting in a reopening of the artery to allow greater blood flow. Frequently, a cardiologist reinforces the newly opened artery with a wire-mesh cylinder called a stent.

The primary benefit of acute treatments is the immediate restoration of oxygen-rich blood flow to the heart. However, the major drawbacks of acute treatments are:

•       Acute procedures are localized and can treat only one segment of a diseased artery at a time, even though atherosclerosis may affect the entire cardiovascular system. Therefore, many diseased arteries are left untreated by these invasive surgical procedures, leaving the patient at risk for future adverse events.

•       Restenosis, or reclosing of the artery, even after stenting, often occurs in patients after the initial procedure. This may require an additional invasive procedure within six months.

•       Acute treatments are invasive surgical procedures, which may require significant recovery time.

•       In spite of the success of acute interventions in relieving the symptoms of ACS, the percentage of patients experiencing a second cardiac event within 18-24 months is unacceptably high.

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

Chronic Treatments.   The goal of chronic treatments for cardiovascular disease is preventing or limiting progression of the disease. Physicians frequently prescribe drugs called statins, which lower the level of LDL cholesterol in the blood by inhibiting cholesterol production in the body. These drugs can also lower other lipids and have the ability to slightly raise HDL. Studies show that statins reduce the incidence of illness and death from cardiovascular disease. We believe that these drugs have a minimal effect in reversing the underlying atherosclerosis in a majority of patients. In post-operative patients, they also fail to prevent restenosis, the reclosure of an artery following surgical procedures.

Our Approach to Treating Lipid-Based Cardiovascular Diseases

HDL Therapy.   The past decade has brought about an intense focus on the lowering of LDL cholesterol for the treatment of atherosclerotic cardiovascular disease. In spite of this focus and the billions of dollars spent on lowering LDL, atherosclerosis continues to cause significant mortality and morbidity. Even with LDL drug therapy at its best, the reduction of cardiovascular disease events has been only 35-40%. As a result, a trend to discover new therapies to treat cardiovascular disease has emerged. The limitations of LDL drug therapy have moved researchers and clinicians to examine HDL therapy as a means to address the millions of cardiovascular events that continue to occur each year in spite of the current LDL therapies. We believe that our HDL Therapy platform could one day result in a dramatic reduction in coronary and cerebrovascular events such as heart attacks and strokes.

Our HDL Selective Delipidation technology selectively removes lipids from lipoproteins such as HDL in the bloodstream. These delipidated HDL particles pick up excess lipid from the artery walls more efficiently than undelipidated HDL and transport the lipid to the liver. The lipids are then processed and excreted naturally from the body. Our HDL Mimetic Peptide technology provides synthetic apoA-I—like particles designed to remove cholesterol from patients’ arteries. The process of the removal of excess cholesterol from the arterial wall by HDL is referred to as Reverse Cholesterol Transport. If successful, our HDL Therapy may be able to reverse the deposition of arterial plaque that occurs in the course of a human’s life.

HDL Selective Delipidation.   Our HDL Selective Delipidation Therapy is designed to increase or enhance the performance of HDL through the stimulation of a patient’s natural Reverse Cholesterol

Transport system. This therapy is intended to increase cholesterol removal from vulnerable arterial plaques and stimulate the regression of atherosclerosis. The enhanced cholesterol transport capacity causes the removal of lipids from the arteries and contributes to the regression of vulnerable plaques, therefore “supercharging” the body’s own mechanism for lipid management. HDL Therapy is intended to treat plaque wherever it may occur in the cardiovascular circulation. We believe this systemic approach to the treatment of cardiovascular disease is a significant potential benefit of HDL Therapy. We anticipate that HDL Therapy will complement treatment with lipid-lowering drugs such as statins. After treatment by HDL Therapy and resulting subsequent plaque regression, long-term statin therapy would then seek to ensure continued control of disease progression, thereby reducing the risk of future cardiovascular events.

Our HDL Selective Delipidation treatment, which we intend to be based on a proprietary set of high-margin disposables, will encompass the following sequence of steps:

•       removing a portion of a patient’s whole blood;

•       separating the plasma from the blood cells;

•       returning the blood cells to the patient;

•       delipidating HDL in the plasma; and

•       returning the treated plasma to the patient.

In Vitro and Animal Experiments.   In vitro experiments conducted both internally and by third party laboratories have confirmed our ability to selectively delipidate HDL in plasma. Further experiments have confirmed the ability of the delipidated HDL particle created by our process to “efflux” (remove) cholesterol via specific metabolic pathways known to be critical to Reverse Cholesterol Transport. Delipidated HDL particles have been shown to be more efficient at cholesterol removal than undelipidated HDL. We completed our pre-clinical animal studies in 2005, thus leading to the start of a first-in-man clinical trial beginning in 2006.

Clinical Trial.   In early 2006 the Food and Drug Administration (“FDA”) approved an Investigational Device Exemption (“IDE”) for the Company to begin a clinical trial with the Company’s Plasma Delipidation System-2 (“PDS-2”). The PDS-2 is the system that performs the selective delipidation process on a patient’s HDL in plasma. On April 20, 2006 the Company received approval from the Institutional Review Board (“IRB”) of the MedStar Research Institute in Washington, D.C. to begin the trial at the Washington Hospital Center.

On June 1, 2006, we announced that the first patient procedure had been completed in the Company’s clinical trial: “A Randomized Single-Blind Placebo Controlled Study to Evaluate the Safety of Lipid Sciences’ PDS-2 in Subjects with Prior Acute Coronary Syndrome.”  We are recruiting thirty subjects for the trial between the ages of 18 and 85 with angiographic evidence of Coronary Artery Disease in the target artery, as defined by at least one lesion with an occlusion between 20-50%. Each potential participant undergoes an initial screening, which includes a blood panel and intravascular ultrasound (“IVUS”) assessment to determine eligibility for enrollment and randomization into the study. The trial consists of a total of seven weekly delipidation/re-infusion procedures. The treatment subjects receive infusions of their own plasma that has been delipidated by the PDS-2 system; the control subjects receive infusions of their own untreated plasma that has not been delipidated. An IVUS assessment of the participants will also be made at the conclusion of the trial. The study duration for each participant is approximately ten weeks.

The Company expects to complete the safety and feasibility trial during the second half of 2007 and start the effectiveness trial in early 2008.

HDL Mimetic Peptides.   Lipid Sciences’ HDL Mimetic Peptide program is focused on the development of novel peptides that mimic some of the functional properties of HDL and its major protein apoA-I. We have developed several peptides with multiple configurations to provide the desired properties of HDL and apoA-I. Our HDL mimetic peptides are expected to be administered as an infusion whereby a patient comes into a patient care setting, such as a physician’s office, and receives a series of infusions over several weeks. After each treatment, the patient returns to his or her normal activities. Lipid Sciences plans to examine the feasibility of creating an oral preparation of its peptides.

Lipid Sciences has developed intellectual property directed to HDL mimetic peptides. Our patent applications are directed to multiple classes of peptides capable of achieving many of the key attributes of HDL including Reverse Cholesterol Transport. Lipid Sciences is also the exclusive licensee of one issued U.S. patent (5,733,879) covering an HDL mimetic peptide.

We are currently proceeding with both in vitro and pre-clinical testing of our peptides and expect that the first stages of this testing will be completed by mid-2007.

Viral Infections

Viruses can be divided into two major classes: lipid-enveloped viruses, which possess a lipid coat, and non-enveloped viruses, which do not. The lipid coat that surrounds the protein structure of the virus protects the virus from recognition by the immune system. The lipid coat also helps the virus infect the host cell by merging the virus coat with the host cell surface. Some well-known lipid-enveloped viruses include HIV, Hepatitis B and C, SARS, West Nile and influenza. Many of the viruses that affect both food and companion animals are also lipid-enveloped.

HIV infection is a high-profile, worldwide problem resulting in the devastation of populations in many countries. Currently, 950,000 to 1,000,000 people in the United States, and approximately 40 million people worldwide, are infected with HIV. About 50,000 people in the United States, and approximately 4 million people worldwide, become infected by HIV each year. Nearly three million people die of HIV/AIDS associated illnesses every year worldwide. HIV begins its infection of a susceptible host cell, called a lymphocyte, by binding to a receptor on the host cell surface. Lymphocytes are a critical part of the body’s immune system. Following fusion of the virus with the host cell, HIV infects the cell. The genetic material of the virus, RNA, is released into the host cell and converted into DNA. This viral DNA integrates into the genetic material of the cell and replicates using the host cell’s replication system. The virus can persist in a latent state or emerge through the host cell membrane to infect other host cells.

Other well-known lipid-enveloped viruses present health concerns both domestically and internationally. There are an estimated 1 million people in the United States chronically infected with Hepatitis B and 4.1 million people infected with Hepatitis C. Chronic hepatitis infections can lead to serious liver disease, creating the need for a liver transplant, and if left untreated can lead to death. SARS has emerged as a new, threatening disease. While the initial outbreak of SARS in the winter of 2002 was relatively small, the mortality rate of the disease is significant at about 10% of those infected. West Nile virus has been spreading across the United States over the past seven years, infecting large populations of various animal species and, in a limited number of cases, humans, and is currently present in the vast majority, if not all, of the 50 states of the U.S. Influenza infects more than 15 million Americans each year and results in some 36,000 deaths annually. Avian influenza has arisen as a new concern. To date, the virus has only been spread to humans by contact with infected birds. Should the virus mutate to a form that permits human to human infection, the potential exists for an influenza pandemic that some have predicted could rival that of the 1918 Spanish flu that killed millions of people worldwide.

Current Treatments for Viral Infections.   There have been significant advances in the treatment of viral diseases such as HIV over the past 20 years. With respect to HIV, the most important treatment advances have been as the result of the introduction of anti-retroviral drugs. While these drugs have helped millions of patients by lowering the amount of virus circulating in their blood and by helping keep their immune systems functioning through preservation of CD4+ T cells, there is still a pressing need for new therapies. The primary target of HIV is the CD4+ T cells. Thus, infection of these cells needs to be prevented, which is something that cannot be achieved through the use of anti-retroviral drugs. As a result of the use of Highly Active Anti-Retroviral Therapy (“HAART”), a combination of protease inhibitors and reverse transcriptase inhibitor drugs, death rates from AIDS have been significantly reduced in countries where such therapies are available. These therapies, however, are expensive and have been shown to have significant toxicity and debilitating side effects for many of the patients who take them. Despite improving both quality and duration of life for HIV-infected individuals, HAART therapy has been unable to completely eradicate the virus in the blood and organs of infected individuals. Side effects of these therapies, which include drug toxicity, lipodystrophy, neurological symptoms, and depression, can be significant. Such side effects lead to the rejection of these therapies by a significant number of patients. After cessation of drug therapy, or if a patient does not adhere strictly to the schedule of drug therapy, viral loads may rebound or even exceed pretreatment levels. HIV may also mutate in the presence of the antiviral compounds that are designed to interfere with viral replication. Viral mutation can lead to the development of drug resistance, rendering the drugs ineffective. Drug resistance is a major concern of physicians because a large number of patients today are infected by a strain of HIV that is already resistant to at least one drug in their drug therapy regimen. As the HIV virus continues to mutate, the number of patients with drug-resistant viral strains is expected to grow significantly. Because of these limitations, extensive research has been conducted to create new and more powerful therapies to treat this disease.

Existing drug therapies for Hepatitis C have proven effective in only a portion of the patients treated. In addition, side effects of existing drug therapies, such as depression and hematologic abnormalities, can be significant and the therapeutic regimen is very expensive. Current treatments for Hepatitis B are also expensive, have unpleasant side effects and can lead to drug resistance. At their best, these treatments can stop viral growth in less than half of chronically infected patients. At the present time, there are no specific treatments for either SARS or West Nile. While there are vaccines for the common influenza strains, influenza still kills thousands of people every year. There is no current vaccine for the avian influenza virus and should a pandemic occur, experts expect medicines to treat infected individuals to be in short supply.

Our Approach to Treating Lipid-Enveloped Viruses

Viral Immunotherapy.   Our Viral Immunotherapy platform focuses on the removal of lipid coatings from viruses and other lipid-containing infectious agents by application of our delipidation technologies. It is commonly understood that lipid-enveloped agents will not be able to infect a host cell without their lipid membranes. We believe that removing the virus’ protective lipid coating can stimulate a patient’s immune system to more readily fight the disease.

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

Our Viral Immunotherapy platform aims to treat viral diseases, such as HIV, by modifying the infectious virus to enhance the processing and presentation of viral proteins that under normal conditions may not be presented by the lipid-enveloped virus. This can allow the immune system to recognize the foreign viral proteins and therefore mount an enhanced cell-mediated immune response, as well as potentially developing antibodies. The cell-mediated immune response will engage T-cells to attack and destroy viruses and infected cells reducing viral load of the patient. This reduced viral load could greatly reduce the stress on the immune system of the infected patient, and potentially improve or remedy the disease state. Because the Viral Immunotherapy process makes the viral proteins more visible to the body’s host-defense and antigen-presenting systems, Viral Immunotherapy may provide a basis for treating patients infected by a wide variety of lipid-enveloped viruses, including Hepatitis B and C, SARS, West Nile, influenza and others.

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

In 2005, we completed an exploratory investigation of the therapeutic effect of delipidated autologous virus in chronically SIV-infected non-human primates. The results of this study, conducted at the Yerkes National Primate Research Center at Emory University, demonstrated that the administration of autologous SIV viral antigen delipidated by Lipid Sciences proprietary delipidation process to chronically infected SIV-infected rhesus macaques led to an enhanced presentation of viral proteins by the animals’ immune system which was coincident with an improvement in the general indicators of overall health in these study animals. Statistical significance was reached both in the long-term survival of these animals compared to a retrospective, SIV-infected, non-immunized control group (p=0.0067) as well as a viral load reduction of approximately 90% (p=0.04), that was achieved for the nine months’ duration of the study follow up period. With the successful completion of these studies, at the end of 2005 we initiated a much larger, controlled non-human primate study to demonstrate both survival and viral load reduction in a statistically significant group of SIV-infected non-human primates. This study is currently underway and should conclude in the first half of 2008. We designed the study to generate safety data and to demonstrate the efficacy of our proposed therapeutic treatment. We anticipate that these results could be used in the future application to the FDA to support the initiation of a clinical trial designed for the treatment of HIV-infected patients.

Animal Health Applications.   On November 8, 2006, we announced that we had entered into a collaborative research and license agreement with Elanco Animal Health (“Elanco”), a division of Eli Lilly and Company, to develop one or more immunological products for animal health applications beginning with a vaccine directed against certain lipid-enveloped organisms. Under the agreement, the Company granted to Elanco a worldwide exclusive license to research, develop, manufacture and sell certain immunological products for animal health, which will be developed using our Viral Immunotherapy technology. Pursuant to the terms of the agreement, Elanco will pay for all the associated research and development expenses for each targeted product. In exchange for the license, subject to completion of Elanco’s due diligence and sales of products meeting various thresholds, we may receive a technology access fee, milestone payments and royalties.

The initial research into animal health applications for Elanco commenced in our laboratories during the first quarter of 2007 and we expect the first Proof of Concept study to be completed by the end of 2007.

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

Intellectual Property Protection

We consider the protection of our technologies, whether owned or licensed by us, to be vital to our business. While we pursue patent protection for our technologies wherever appropriate, we also rely on trade secrets, unpatented know-how, regulatory exclusivity, and continuing technological innovation to reinforce our competitive position. We own, or have exclusively licensed, issued patents in the United States, Australia, Europe, Japan, South Africa, and Canada. We also own, or have exclusively licensed, a number of pending Japanese, Canadian, European, PCT, U.S. utility, and U.S. provisional patent applications that cover our on-going improvements and innovations. In addition, we frequently assess and re-evaluate our intellectual property strategy to focus on building the strongest portfolio possible to support our HDL Therapy and Viral Immunotherapy platforms. To protect our trade secrets, proprietary know-how and other confidential information, we require our employees, consultants, advisors, collaborators, members of our Scientific and Viral Advisory Boards, and others, as may be appropriate, to enter into confidentiality agreements that prohibit disclosure to any third party, reaffirm our ownership of the confidential information, and prohibit the use of any confidential information for purposes not authorized by us. We also require our employees to agree to disclose and assign us all methods, improvements, modifications, developments, discoveries, and inventions conceived during their employment with us that relate to our business.

Aruba Licensing Agreement

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd. (“Aruba”), an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000 and 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement. Prior to the merger of NZ and Pre-Merger Lipid, Aruba transferred all of its shares of Pre-Merger Lipid common stock to KAI International LLC an entity controlled by Dr. Cham, and the shares were converted into shares of our common stock pursuant to the merger. In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.

Government Regulation

General.   Drugs, devices and biologic products must satisfy rigorous standards of safety, effectiveness and/or efficacy before they can be approved or, in the case of some medical devices, “cleared” for commercial marketing by the FDA. The FDA has extensive authority and discretion over this approval process, subject to the provisions of its governing statutes, which consist principally of the Federal Food, Drug, and Cosmetic Act with respect to pharmaceuticals and medical devices, and the Public Health Service Act in the case of drug or device products of a biological nature, such as processed plasma.

The FDA also has promulgated detailed regulations to implement these statutes and has issued various non-binding guidance documents to advise industry on matters in more detail on statutory and regulatory requirements. There are many different factors involved in evaluating the regulatory status of any proposed product, and thus, there may be additional statutory/regulatory provisions or requirements that are unique to a particular product that are not included in this general discussion.

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

The extent and nature of the FDA regulatory requirements also will depend on the labeled uses, or indications, for the approval we seek, and the type, complexity and novelty of the product. In the case of medical devices, the Federal Food, Drug, and Cosmetic Act requires that the most risky products, referred to as Class III devices, be the subject of a Pre-Market Approval (“PMA”) application under Section 515 of the Federal Food, Drug, and Cosmetic Act. A PMA application usually requires that the applicant conduct well-controlled clinical studies to demonstrate the safety and effectiveness of its medical device. Other medical devices can be cleared for marketing by the FDA pursuant to what is known as a pre-market notification. Clearance of a pre-market notification filing relies on a finding by the FDA that the applicant’s device is substantially equivalent to a lawfully marketed device that itself does not require a PMA application. In the case of other even less risky devices, the FDA has eliminated the need to file a pre-market notification, although the product and its maker generally are still subject to the general controls contained in the Federal Food, Drug, and Cosmetic Act and the device regulations. The division of the FDA having primary jurisdiction over medical devices is the Center for Devices and Radiological Health, or Devices Center.

Drug products and biological drug products whose active ingredients have never been approved by the FDA—or which, although having the same ingredient, differ in a substantial way from an approved product—will usually require the applicant to file a full new drug application containing substantial evidence in the form of well-controlled clinical investigations that the drug product or biological drug product is safe and efficacious for its labeled indication(s). In contrast, a generic version of a previously approved drug product may be approved by the FDA under an “abbreviated” new drug application in which the showing of safety and efficacy is satisfied by the applicant proving that its drug is bioequivalent to the drug product originally approved under a full new drug application that forms the basis for the abbreviated new drug application. To qualify for the abbreviated new drug application process, a generic drug, with some limited exceptions, must be identical to that of the drug covered under the full new drug application as to active ingredient, labeling, dosage strength, dosage form, and route of administration. The division of the FDA having primary jurisdiction over drugs is the Center for Drug Evaluation and Research, or Drugs Center, and over biological drugs is the Center for Biologics Evaluation and Research, or Biologics Center.

Biologics are regulated under the Public Health Service Act, which prohibits marketing them without an approved license from the FDA known as a Biologics License Application. Biologics regulation, under the Public Health Service Act, also focuses on whether a biologic is pure, safe and potent. Biologics License Applications for therapeutic biological drug products are similar to new drug applications and well-controlled clinical investigations to show safety and efficacy are often required. The regulation of biologics also is impacted by the fact that biologics may be used in conjunction with a medical device such as a diagnostic kit. If used in conjunction with a device, the biologic product must satisfy the Public Health Service Act requirements and also may need to go through the PMA application procedure, which may require that the applicant conduct clinical studies to secure approval. There is no mechanism existing today that provides for a Biologics License Application for a “generic” biologic drug.

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

Regulatory Status of Our Products.   The Company’s PDS-2 has been classified as a medical device by the FDA. In discussions with the FDA, they have indicated that the PDS-2 will be a PMA device which will require clinical studies prior to approval. Our HDL mimetic peptides will be regulated as drugs by the FDA. Due to the early nature of some of our other development efforts, the regulatory status of future potential products or which center of the FDA will have primary responsibility for review of our regulatory submissions is unknown at this time. Depending on the claims made and the FDA’s ruling regarding the regulatory status of our products, they may be designated as devices, drugs, biologics or as combination products. However, we anticipate that regardless of regulatory designation, we will need to conduct clinical studies to prove the safety and effectiveness or efficacy of the products for the initial intended use for which we elect to seek approval from the FDA.

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

As we design our clinical development plans, we will continue to seek the FDA’s input on those plans and, more specifically, the agency’s requirements for approval. However, the FDA may insist upon changes to a development plan previously agreed to by the FDA if new information shows that the plan may present safety or effectiveness concerns. The FDA also retains considerable leverage to require changes in study protocols from the sponsors of clinical investigations even after an FDA meeting has been held and agreement has been reached.

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

Products for use in animal health may be regulated by either the FDA or the United States Department of Agriculture (“USDA”) depending on the nature of the product and its intended use. Often the regulatory process for the approval of products for use in animal health is considerably shorter for products intended for use in humans.

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

In order to conduct clinical investigations on a new drug product, for example, whether of chemical or biological origin, that have not been previously approved in the United States or have not been approved for the labeled indication being sought by an applicant, the applicant or sponsor must first file an Investigational New Drug (“IND”) application with the FDA. Such application must contain, among other things, detailed information on the proposed drug product, the contemplated protocol for conducting the clinical investigation, and any available safety and efficacy information on the proposed drug product. In addition, an Institutional Review Board must approve the protocol to ensure that it provides adequate protection of the rights of the human subjects to be included in the clinical study. If the FDA does not object to the IND application, the study may begin after 30 days from the date the IND application was filed. The FDA may affirmatively approve the IND application prior to the expiration of the 30-day period, at which point the clinical study may begin.

If the FDA requires clinical trials of a device for a PMA application and if the device presents a significant risk as defined in the FDA’s regulations, the sponsor of the trial (usually the manufacturer or the distributor of the device) must submit an IDE prior to commencing clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing and the proposed protocol governing the clinical study. If the FDA approves the IDE application and an appropriate Institutional Review Board approves the trial protocol, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

Submission of an IDE application or IND application does not assure that the FDA will not object to the IDE application or IND application. Furthermore, even if the IDE application or IND application becomes effective, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy/effectiveness of the drug or device, or warrant the continuation of clinical studies. In addition, the regulations governing INDs and IDEs are extensive and involve numerous requirements including that, generally, an IDE application or IND application supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. Deviation from these regulatory requirements can lead to the FDA refusing to consider the study in support of a commercial marketing application.

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

In early 2006 the FDA approved an IDE for the Company to begin a clinical trial with the Company’s PDS-2. The PDS-2 is the system that performs the selective delipidation process on a patient’s HDL. On April 20, 2006 the Company received approval from the IRB of the MedStar Research Institute in Washington, D.C. to begin the trial at the Washington Hospital Center. On June 1, 2006, we announced that the first patient procedure had been completed in the Company’s clinical trial: “A Randomized Single-Blind Placebo Controlled Study to Evaluate the Safety of Lipid Sciences’ PDS-2 in Subjects with Prior Acute Coronary Syndrome.”

Discontinued Operations

As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, we acquired certain real estate assets, including commercial real estate loans. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate and real estate lending business to fund the ongoing operations of our biotechnology business. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. During 2004, we completed the disposal of substantially all of these real estate assets acquired in the merger. The remaining real estate asset, classified as assets held for sale as of December 31, 2004, was sold in February 2005 for $1,167,000. Therefore, as of the date of this filing, the Company has no remaining real estate assets.

Employees

As of December 31, 2006, we had eighteen full-time employees. Eleven employees were engaged directly in research and new product development, one in regulatory affairs and quality assurance and six in administration and finance.

We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. No employee is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

Available Information

Our latest annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available, without charge, on our website, www.lipidsciences.com, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (“SEC”). Information contained on our website is not part of this report or any other report filed with the SEC.

ITEM 1A.        RISK FACTORS

If we are unable to obtain adequate funds, we may not be able to develop and pursue the commercial application of our HDL Therapy and Viral Immunotherapy platforms.

We depend on the availability of adequate capital to maintain and develop our business. In particular, we will require significant amounts of capital in order to conduct pre-clinical studies and clinical trials necessary to develop our HDL Therapy and Viral Immunotherapy platforms, and to pursue regulatory approval for products based on these platforms. As of December 31, 2006, we had cash, cash equivalents and short-term investments equal to $16,691,000. We believe that we have sufficient capital to fund our operations, including our current development projects and clinical trial, to the second half of 2008. However, due to unforeseen developments, our ability to fund our capital requirements may vary from those currently planned. In addition, the amount of our future capital requirements cannot be quantified, but we expect them to be significant.

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

For the twelve months ended December 31, 2006, we incurred a net loss of approximately $11,177,000 and since our inception through December 31, 2006, we have accumulated a deficit of approximately $74,458,000. We expect to continue to incur substantial losses for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. Our ability to achieve and maintain profitability will be dependent in large part on the success of our development programs, obtaining regulatory approval for our products and entering into collaborations for product development, manufacturing and commercialization, all of which are uncertain. As a result, we may never achieve or maintain profitability.

Our technologies are only in the clinical development stage, may not prove to be safe or effective, and may never receive regulatory approval or achieve widespread use, which would significantly harm our business prospects.

Before obtaining required regulatory approvals for the commercial sale of any of our potential products, we must demonstrate, through pre-clinical studies and clinical trials, that our technologies are safe and effective for use in at least one medical indication. These studies and clinical trials are expected to take a number of years and may fail to show that our technologies are sufficiently safe and effective, in which case our technologies will not receive regulatory approval, and we will not be able to develop and commercialize our products.

Our technologies, and hence, our business, at present is limited to addressing two medical applications: cardiovascular disease, using our HDL Therapy platform (HDL Selective Delipidation and HDL Mimetic Peptides), and viral infections, using our Viral Immunotherapy platform. HDL Therapy is aimed at developing treatments for the reversal of atherosclerosis, while the Viral Immunotherapy platform is focused on treatments for people suffering from conditions associated with lipid-enveloped viruses such as HIV, Hepatitis B and C, SARS, West Nile and influenza. If our technologies do not prove to be safe or effective, if we otherwise fail to receive regulatory approval for our potential product indications, or if we fail to successfully commercialize any product that may receive regulatory approval, our business, financial condition and results of operations would be significantly harmed and it may cause us to cease operations.

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

•       the data generated by the pre-clinical animal studies do not indicate to the regulatory authorities that there is a sufficient margin of safety;

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

We have entered into an agreement for an exclusive license to patents, know-how and other intellectual property relating to our foundation technology for removal of lipids from proteins and our continued operations at present are dependent upon such intellectual property. The licensor is Aruba International B.V., a company controlled by Dr. Bill E. Cham, a founding stockholder of Pre-Merger Lipid and one of our former Directors. The technology licensed from Aruba currently represents an important part of the technologies owned or licensed by us. Aruba may terminate the license agreement if we fail to perform and fail to remedy following written notice of default with respect to our material obligations under the agreement, including our obligations to make royalty payments, or if we cease, without intention to resume, all efforts to commercialize the subject matter of the licensed intellectual property. If our license with Aruba B.V. terminates, our business, financial condition and results of operations would be significantly harmed and it may cause us to cease operations.

We intend to rely on collaborations in order to further develop our products and processes. If we are unable to enter into any collaboration, or if any of these collaborations are unsuccessful, the development of our products could be adversely affected and we may incur significant unexpected costs.

We intend to enter into collaborations with strategic partners, licensors, licensees and others. We may be unable to maintain or expand our existing collaborations on favorable terms, or at all, or establish additional collaborations or licensing arrangements necessary to develop our technologies on favorable terms, or at all. We may not be able to enter into any collaborations or licensing arrangements with strategic partners in the future, and any existing or future collaborations or licensing arrangements may not be successful. In addition, parties with whom we collaborate may develop products or processes that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. If one or more of these parties fails to achieve product development objectives, this failure could harm our ability to fund related programs and develop or commercialize products, which could have a significant adverse impact on our business, financial condition and results of operations.

Our industry is intensely competitive.

The pharmaceutical, biotechnology and medical device industries are intensely competitive and we may not be able to develop, perfect or acquire rights to new products with commercial potential. We compete with biotechnology, medical device and pharmaceutical companies that have been established longer than we have, have more experience in commercializing their technologies, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also have competition in the development of technologies and processes and in acquiring personnel and technology from academic institutions, governmental agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors: will not receive patent protection that dominates, blocks or adversely affects our clinical studies, product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are more clinically effective, cost-effective, or that are otherwise accepted more widely than ours.

If we fail to secure and then enforce patents and other intellectual property rights underlying our technologies, or if the use of our technologies is determined to infringe on the intellectual property rights of others, our business, financial condition and results of operations could be harmed.

Our future success will depend in part on our ability to obtain patent protection, enforce patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third parties with respect to their technology, both in the United States and in foreign countries. We currently have an exclusive license from Aruba International B.V. with respect to three issued U.S. patents, four issued Australian patents, two issued Japanese patents, three issued European patents, one issued South African patent, and applications, which are counterparts to the U.S. patents, as well as independent pending patent applications. The issued U.S. patents will expire in January 2008, January 2016 and June 2017. There are additional pending applications assigned to us and we are strengthening our intellectual property portfolio in accordance with our technological advancements. Each of the patents and pending applications relates to different aspects of our technology platforms. However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged. The patent positions of biotechnology, medical device and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

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

If it were ultimately determined that our intellectual property rights are unenforceable, or that our use of our technologies infringe on the intellectual property rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market products using our technology. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors’ products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could significantly harm our business, financial condition and results of operations.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Regardless of its outcome, securities litigation may result in substantial costs and divert management’s attention and resources, which could harm our business, financial condition and results of operations.

Existing stockholders may experience future dilution.

As of December 31, 2006, 6,539,935 stock options and 3,365,749 warrants to purchase our common stock were outstanding, which if exercised, would result in the issuance of an equal amount of shares of common stock. Moreover, in the near future, we anticipate the need for additional capital to fund our operations. Such capital could be obtained by selling additional common stock or other equity instruments. Any future issuance of our common stock will have the effect of diluting ownership of existing stockholders.

We have adopted several anti-takeover measures.

We have taken a number of actions that could discourage a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•       our Board of Directors (the “Board”) has the authority to issue, without vote or action of stockholders, up to 10,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock;

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

•       our Certificate of Incorporation and the Bylaws provide that special meetings of the stockholders may be called only by the Chairman of the Board, the President, or the Board by a resolution approved by a majority of the total number of Directors we would have if there were no vacancies; and

•       under our Bylaws, notice regarding stockholder proposals and Director nominations must have been delivered not less than 45 days nor more than 75 days prior to the first anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the Nasdaq Global Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, we might be subject to sanctions or investigations by regulatory authorities, such as the SEC or the Nasdaq Global Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock.

While we believe that we currently have adequate internal control procedures in place, there can be no assurance that any system will succeed in achieving its stated goals under all future conditions.

While we believe that we currently have adequate internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are still exposed to potential risks from error or fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the control system meets its objectives. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

In addition to the items mentioned above, we are from time to time a party to legal proceedings, which are ordinary and routine to our business. The outcome of any legal proceeding is uncertain until it is completed.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “LIPD”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq Global Market. On February 28, 2007, there were approximately 659 registered holders of record of our common stock, including multiple beneficial holders and depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker. The closing price of our common stock on February 28, 2007, as reported by the Nasdaq Global Market System, was $1.36.

The Market Price Range by Quarter:

	2006		2005
	High	Low	High	Low
First Quarter	$3.10	$2.22	$4.65	$3.43
Second Quarter	2.44	0.91	5.56	3.91
Third Quarter	2.53	0.87	4.95	2.91
Fourth Quarter	2.22	1.29	3.25	2.08

We did not declare any dividends on our common stock in 2006 or in any of the two prior years. We anticipate that for the foreseeable future we will continue to retain our cash and any earnings for use in our business. The payment of cash dividends is at the discretion of the Board of Directors of the Company.

Equity Compensation Plan Information

The following table provides aggregate information regarding outstanding options and warrants under all equity compensation plans of the Company through December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	5,799,398	(1)	$3.68	5,399,333
Equity compensation plans not approved by security holders: Options	740,537	(2)	2.40	—
Warrants	923,213	(3)	3.01	—
Total	7,463,148		$3.47	5,399,333

(1)          Issued pursuant to the Company’s 2001 Performance Equity Plan, 2000 Stock Option Plan and the 1997 Stock Incentive Plan (See Note 7 of the Consolidated Financial Statements).

(2)          Issued pursuant to individual option agreements, the material terms of which are described below.

(3)          Issued pursuant to warrants, the material terms of which are described below.

The shares of common stock subject to outstanding options and warrants granted pursuant to equity compensation plans not approved by the stockholders of the Company were granted pursuant to individual stock option agreements and warrants, the material provisions of which are the following:

In March 2000, we granted Petar Alaupovic, Ph.D., Howard Hodis, M.D., Gerhard Kostner, Ph.D. and Frank Sacks, M.D. non-qualified stock options to purchase 116,927 shares of common stock as consideration for services performed as members of the Company’s Scientific Advisory Board. In November 2000, we also granted George A. Bray, M.D. a non-qualified stock option to purchase 116,927 shares of common stock as consideration for service performed as a member of the Company’s Scientific Advisory Board. The options granted to the Scientific Advisory Board members are subject to substantially identical terms. Each option has a per share exercise price equal to the fair market value on the date of grant and is exercisable for a three-month period following the option-holder’s termination of service for any reason other than cause or the option-holder’s death or disability. The original options had a term of five years, however, in 2004, the expiration date of these option agreements were extended to ten years in an effort to more closely align the expiration date with the terms and scope of their work. The non-qualified stock option to purchase 155,902 shares of common stock that was granted to Gary S. Roubin, M.D., Ph.D. on May 25, 2000, as consideration for services he performed as a member of the Company’s Board of Directors, is subject to substantially similar terms as the options granted to the Scientific Advisory Board members. Each option granted outside the Company’s plans became exercisable over a specified period. All of these options were fully vested as of December 31, 2002.

In October 2000, the Company issued to SRI International (“SRI”) a warrant to purchase 779,510 shares of common stock at a per share exercise price of $3.21 as consideration for services it performed in connection with a development agreement between the Company and SRI. The warrant, which expires on October 6, 2007, becomes exercisable only upon completion of specified milestones. In 2004, SRI exercised 40,000 of their 233,853 vested warrant shares in exchange for 40,000 shares of our common stock. Accordingly, 193,853 warrant shares remain exercisable at December 31, 2006. In December 2006, the Company issued to Oppenheimer & Co. Inc. (“Oppenheimer”) a warrant to purchase 183,703 shares of common stock at a per share exercise price of $2.18 as consideration for placement agent services it performed in connection with the private placement of our common stock in December 2006. The warrant, which expires on June 19, 2012, becomes exercisable on June 19, 2007.

Performance Graph

The total stockholder return assumes (i) the investment of $100 at the beginning of the period in our common stock and each of the applicable indices and (ii) the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG LIPID SCIENCES, INC., THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ BIOTECHNOLOGY INDEX

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
Lipid Sciences, Inc.	100.00	15.85	46.13	47.16	31.19	17.53
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ Biotechnology	100.00	62.08	90.27	99.08	111.81	110.06

ITEM 6.                SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002 are derived from audited financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected data in this section are not intended to replace our financial statements.

Years ended December 31,
(In thousands, except per share data)

Consolidated Statement of Operations Data:	2006	2005	2004	2003	2002
Grant revenue	$59	$9	$32	$—	$—
Net loss from continuing operations	(11,177)	(10,214)	(11,642)	(10,320)	(14,909)
Net loss per share from continuing operations	$(0.38)	$(0.40)	$(0.47)	$(0.48)	$(0.70)
Weighted average number of shares used in computing basic and diluted earnings per share	29,501	25,529	24,649	21,411	21,152

Consolidated Balance Sheet Data:	2006	2005	2004	2003	2002
Cash, cash equivalents and short-term investments	$16,691	$14,588	$17,054	$13,860	$20,552
Working capital	14,602	13,029	16,475	18,495	27,582
Total assets	17,436	15,399	19,086	27,712	39,524
Long-term liabilities	16	9	—	34	36
Stockholders’ equity	14,979	13,458	16,911	24,959	35,606

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included on pages F-1 through F-24 of this Annual Report on Form 10-K, and “Risk Factors”, which are discussed in Item 1A. The statements below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page ii.

Overview

We are a development-stage biotechnology company engaged in research and development of products and processes intended to treat major medical indications such as cardiovascular disease and viral infections in which lipids, or fat components, play a key role. Our primary activities since incorporation have been: conducting research and development (including pre-clinical studies); conducting a clinical trial; performing business, strategic and financial planning; and raising capital. Accordingly, the Company is considered to be in the development stage.

In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.

We intend to finance our operations through corporate partnerships, technology licensing, the pursuit of research and development grants, public or private financings, and cash on hand. We anticipate that existing cash and cash equivalents, in addition to any proceeds received from our current or future licensing partnerships, will provide sufficient working capital for our operations, including our current development projects and clinical trial, to the second half of 2008. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

In December 2005, we filed an IDE application with the Center for Devices and Radiological Health of the FDA for their review. In January 2006, the FDA granted conditional approval of the IDE to allow us to begin a clinical trial with the Company’s PDS-2. We were granted this approval subject to the condition that within 45 days we would submit a response to the questions and observations made by the FDA. We submitted a response on February 22, 2006, which was within 45 days of receiving conditional approval from the FDA. In addition, the FDA required us to obtain approval from the IRB of the MedStar Research Institute in Washington, D.C. to begin the trial.

On April 20, 2006, we announced that we received approval from the IRB. On April 28, 2006 we submitted that approval to the FDA as required. On June 1, 2006, we announced that the first patient procedure had been completed in the Company’s clinical trial: “A Randomized Single-Blind Placebo Controlled Study to Evaluate the Safety of Lipid Sciences’ PDS-2 in Subjects with Prior Acute Coronary Syndrome.”  We are recruiting thirty subjects for the trial between the ages of 18 and 85 with angiographic evidence of Coronary Artery Disease in the target artery, as defined by at least one lesion with an occlusion between 20-50%. Each potential participant undergoes an initial screening, which includes a blood panel and IVUS assessment to determine eligibility for enrollment and randomization into the study. The trial consists of a total of seven weekly delipidation/re-infusion procedures. The treatment subjects receive infusions of their own plasma that has been delipidated by the PDS-2 system; the control subjects receive infusions of their own untreated plasma that has not been delipidated. An IVUS assessment of the participants will also be made at the conclusion of the trial. The study duration for each participant is approximately ten weeks. The Company expects to complete the safety and feasibility trial during the second half of 2007 and start the effectiveness trial in early 2008.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which requires that we recognize compensation cost relating to share-based payment transactions in our financial statements. We have adopted FAS 123(R) on a modified prospective basis, which requires that we recognize compensation cost relating to all new awards and to awards modified, repurchased, or cancelled in our financial statements beginning January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) are no longer an alternative to financial statement recognition.

Results of Continuing Operations—Year Ended December 31, 2006 as compared to Year Ended                                                                                 December 31, 2005

Revenue.   We recognized $59,000 in grant revenue in 2006, compared to $9,000 in 2005. This grant revenue relates to the Small Business Technology Transfer (“STTR”) grant awarded in the second quarter of 2004 by the NIH, for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome (SARS). As of December 31, 2006, we have utilized all of the funds provided to us by the NIH related to this grant and expect to file a final report on our research efforts with the NIH by the end of the second quarter of 2007.

On November 8, 2006, we announced that we had entered into a collaborative research and license agreement with Elanco to develop one or more immunological products for animal health applications beginning with a vaccine directed against certain lipid-enveloped organisms. Under the agreement, the Company granted to Elanco a worldwide exclusive license to research, develop, manufacture and sell certain immunological products for animal health, which will be developed using our Viral Immunotherapy technology. Pursuant to the terms of the agreement, Elanco will pay for all the associated research and development expenses for each targeted product. In exchange for the license, subject to completion of Elanco’s due diligence and sales of products meeting various thresholds, we may receive a technology access fee, milestone payments and royalties, all of which would be recorded as revenue. We expect to recognize revenue related to all of the research and development expenses under the agreement, which will be paid by Elanco.

We have had no product revenues since our Inception (May 21, 1999). Future product revenues will depend on our ability to develop and commercialize our HDL Therapy and Viral Immunotherapy platforms.

Research and Development Expenses.   Research and development expenses include applied and scientific research, regulatory and business development expenses. Research and development expenses for 2006 increased $389,000, or 5%, to $7,559,000 from $7,170,000 in 2005. The increase was due primarily to an increase: in costs related to our ongoing clinical trial of our HDL Therapy platform at the Washington Hospital Center in Washington, D.C., inclusive of costs related to the implementation of the clinical trial protocol and ongoing patient-processing costs; legal fees associated with securing and expanding our patent portfolio; an increase in costs associated with our Viral Immunotherapy platform; and employee-related costs. Contributing to the increase was an increase in stock compensation expense. This non-cash stock compensation expense includes approximately $300,000 related to employee and non-employee stock option expense. As described above, we implemented FAS 123(R) in the first quarter of 2006 which requires us to recognize the fair value of employee stock options in the income statement, rather than as a pro forma disclosure, allowed in prior periods. This increase was partially offset by a decrease in outside research and development costs related to our non-human primate study at Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina, which concluded in the second quarter of 2005. Research and development expense accounted for approximately 64% of total operating expenses for the twelve months ended December 31, 2006.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis. For the year ended December 31, 2006, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.   General and administrative expenses include costs associated with our business operations, inclusive of management, legal, finance and accounting expenses. General and administrative expenses increased $746,000, or 21%, to $4,254,000 from $3,508,000 in 2005. The increase was primarily due to an increase in stock compensation expense, employee related expenses, legal fees and consulting expenses related to a consulting agreement entered into on May 16, 2005. The non-cash stock compensation expense includes approximately $562,000 related to employee stock option expense resulting from the implementation of FAS 123(R). Partially offsetting this increase was a decrease in Board of Directors fees and expenses. General and administrative expenses accounted for approximately 36% of total operating expenses for the twelve months ended December 31, 2006.

Interest and Other Income.   Interest and other income for 2006 increased $122,000, or 27%, to $577,000 from $455,000 in 2005. The increase was due primarily to higher yields earned on both our cash and short-term investment assets during the twelve months ended December 31, 2006.

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

Research and Development Expenses.   Research and development expenses include applied and scientific research, regulatory and business development expenses. Research and development expenses for 2005 decreased $1,433,000, or 17%, to $7,170,000 from $8,603,000 in 2004. The decrease was due primarily to the absence of an $855,000 stock compensation charge related to the modification of our Scientific Advisory Board members’ option agreements to extend the expiration date of these options, reduction in expenses related to our non-human primate study at the Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina, which concluded in the second quarter of 2005, and a decrease in process development costs related to our HDL Therapy platform. This decrease was partially offset by an increase in costs associated with our Viral Immunotherapy platform and an increase in costs related to the preparation of a clinical trial of our HDL Therapy platform, including costs associated with the development and manufacture of our PDS-2 device and disposables, regulatory compliance and clinical trial support. Research and development expense accounted for approximately 67% of total operating expenses for the twelve months ended December 31, 2005.

Selling, General and Administrative Expenses.   General and administrative expenses include costs associated with our business operations, inclusive of management, legal, finance and accounting expenses. General and administrative expenses increased $71,000, or 2%, to $3,508,000 from $3,437,000 in 2004. The increase was due primarily to an increase in expenses related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and an increase in investor and public relations expenses. This increase was partially offset by a reduction in stock compensation expense as a result of the full amortization in 2004 of stock options issued to certain consultants and reduced facility related expenses as a result of the renegotiation and extension of our facility lease in Pleasanton, CA. General and administrative expenses accounted for approximately 33% of total operating expenses for the twelve months ended December 31, 2005.

Interest and Other Income.   Interest and other income for 2005 increased $91,000, or 25%, to $455,000 from $364,000 in 2004. The increase was due primarily to higher average short-term investment balances coupled with higher investment yields during the twelve months ended December 31, 2005. This increase was partially offset by the absence of interest income received from two notes receivable which were paid off in the three-month period ended June 30, 2004.

Results of Discontinued Operations—Years Ended December 31, 2006, 2005 and 2004

The Company recorded no net income or loss from discontinued operations in the twelve-month periods ended December 31, 2006 and 2005. As of December 31, 2004, we had disposed of all real estate assets acquired in the merger between NZ and Pre-Merger Lipid.

During the twelve months ended December 31, 2004, the Company recorded net income from discontinued operations of $1,066,000. The net income related to gains recognized on the sale of mineral rights and real property in New Mexico.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $9,632,000 for the year ended December 31, 2006, resulting primarily from operating losses incurred as adjusted for non-cash stock compensation charges. The net cash used in operating activities was approximately $10,446,000 and $4,425,000 for the years ended December 31, 2005 and 2004, respectively, resulting primarily from operating losses incurred as adjusted for non-cash stock compensation charges and the payment of accrued liabilities in 2004 pertaining to our restructuring activities and advisory fees due to MDB Capital Group. These cash outflows were partially offset by the early payoff of two notes receivable in 2004.

Net cash provided by investing activities of approximately $12,974,000 for the year ended December 31, 2006 was primarily attributable to the maturity of short-term investments, partially offset by the purchase of short-term investments and capital equipment. Net cash used in investing activities was approximately $184,000 and $3,180,000 for the years ended December 31, 2005 and 2004, respectively, primarily attributable to the purchase and subsequent maturity of short-term investments and purchase of capital equipment.

Net cash provided by financing activities of approximately $11,597,000 for the year ended December 31, 2006 was attributable to the proceeds, net of issuance costs, received from the private placements of our common stock in August 2006 and December 2006 and the proceeds received from the exercise of options of our common stock. Net cash provided by financing activities of approximately $6,575,000 for the year ended December 31, 2005 was attributable to the proceeds, net of issuance costs, received from the private placement of our common stock in September 2005 and the proceeds received from the exercise of options of our common stock. The net cash provided by financing activities of approximately $915,000 for the year ended December 31, 2004 was attributable to the proceeds received from the exercise of options and warrants of our common stock.

Net cash provided by discontinued operations of approximately $1,167,000 for the year ended December 31, 2005 was primarily attributable to the February 2005 sale of royalty credits acquired by the Company in October 2004 in exchange for our remaining mineral rights in New Mexico. The sale of the royalty credits represented the final disposition of our real estate related assets. Net cash provided by discontinued operations of approximately $6,425,000 for the year ended December 31, 2004 was primarily due to the sale of real estate assets and collection of principal payments on commercial real estate loans and other notes receivable.

On September 30, 2005, we completed the private placement of 2,430,198 shares of the Company’s common stock at a price of $2.98 per share, for an aggregate offering price of approximately $7.2 million, to institutional accredited investors. In connection with the private placement, we also issued to the investors warrants and Additional Investment Rights (“AIRs”) in the form of warrants. The warrants will expire on September 30, 2010 and the AIRs expired unexercised on March 29, 2006. As part of the transaction, we agreed to register for resale under the Securities Act all of the shares of common stock issued in the offering, as well as shares of common stock issuable upon exercise of the AIRs and warrants, within thirty calendar days following the closing date of September 30, 2005. We filed a Registration Statement on Form S-3 with the SEC on October 27, 2005 that became effective on December 29, 2005.

On August 8, 2006, we completed the private placement of 4,993,781 shares of the Company’s common stock at a price of $1.26 per share, for an aggregate offering price of approximately $6.3 million, to institutional and accredited investors, which included several Directors of the Company. In connection with the private placement, we also issued warrants to the investors. The warrants became exercisable on

February 9, 2007 and expire on February 9, 2012. The warrants contain a redemption feature where the Company has the option to repurchase the warrants for $0.01 per share if our common stock trades at $2.52 for a period of 30 consecutive trading days. The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering. Following the offering, we filed a Registration Statement on Form S-3 with the SEC on August 23, 2006 to register for resale by the investors the shares of common stock issued in the offering and issuable upon exercise of the warrants. The registration statement became effective on September 8, 2006.

On December 19, 2006, we completed the private placement of 4,592,591 shares of the Company’s common stock at a price of $1.35 per share, for an aggregate offering price of approximately $6.2 million, to institutional investors. In connection with the private placement, we also issued warrants to Oppenheimer & Co. Inc., the placement agent in the transaction. The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering. Following the offering, we filed a Registration Statement on Form S-3 with the SEC on January 5, 2007 to register for resale by the investors and the placement agent the shares of common stock issued in the offering and issuable upon exercise of the warrants. The registration statement became effective on January 19, 2007.

Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms. The expected use of funds related to our HDL Therapy platform includes costs associated with conducting our current clinical trial of our PDS-2 device and preparing for future clinical trials of our PDS-2 device, and further development of our HDL Mimetic Peptide program, inclusive of pre-clinical testing. The expected use of our funds related to our Viral Immunotherapy platform includes costs associated with our non-human primate study. The results of this study could lead to the initiation of a clinical trial for the treatment of HIV-infected patients, with approval from the FDA, or to an offshore human study in collaboration with a partner. We expect our principal sources of funds to be cash on hand, proceeds received from public or private financings and any proceeds received from our current or future licensing partnerships. As of December 31, 2006, we had cash and cash equivalents equal to approximately $16,691,000. We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects and clinical trial, to the second half of 2008. We expect additional capital will be required in the future. The Company continues to consider public or private financings, to plan the formation of strategic development or licensing partnerships, and to explore strategic initiatives. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

Contractual Obligations

Future estimated contractual obligations are:

(In thousands)	2007	2008	2009	2010	2011	Total
Operating Leases	$211	$217	$223	$56	$—	$707
Royalty Payments*	500	500	500	500	500	2,500
Total	$711	$717	$723	$556	$500	$3,207

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

Critical Accounting Policies

The Securities and Exchange Commission, or SEC, has indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We consider the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates we make. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate.

Stock-Based Compensation

The Company accounts for all stock options in accordance with the provisions of FAS 123(R), which requires that we recognize compensation cost relating to share-based payment transactions in our financial statements. The Company accounts for stock-based awards to non-employees in accordance with FAS 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  Significant judgment is required on the part of management in determining the proper assumptions to use in the computation of the amounts to be recorded pursuant to the provisions of FAS 123(R). We estimate the fair value of each option granted to an employee on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected life, estimated forfeitures, expected volatility and dividend yield of the option. Management bases its assumptions on historical data where available. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore are subject to management’s judgment.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 of the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited Consolidated Financial Statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the interpretation on our financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement establishes a fair value option in which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this standard on our financial position, results of operations or cash flows.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk associated with changes in interest rates relates to our investment portfolio. We maintain an investment portfolio consisting of government issued securities. These investments are classified as held-to-maturity and are accounted for at their amortized cost, as per SFAS No. 115.

As of December 31, 2006, we did not have any investments on our balance sheet. Every quarter we evaluate our investment portfolio and follow the guidance of FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to determine if any of our investments are impaired. We have not booked any impairment charges during 2006 and have concluded that an impairment analysis was not necessary. Since we held no investments at December 31, 2006, a sensitivity analysis of a 10% change in market interest rates was not performed.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including consolidated balance sheets as of December 31, 2006 and 2005, consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, consolidated statements of stockholders’ equity for the years ended December 31, 2006, 2005 and 2004, consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004 and notes to our consolidated financial statements, together with a report thereon of Deloitte & Touche LLP, dated March 14, 2007, are attached hereto as pages F-1 through F-24.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Lipid Sciences maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2006. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, our management sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2006 the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

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

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Changes to Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our Directors, committees of our Board of Directors, including our audit committee and nominating and corporate governance committee, our Director nomination process, and our Executive Officers appearing under the headings “Board of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of our proxy statement relating to our 2007 Annual Meeting of Stockholders to be held on June 7, 2007 (the “2007 Proxy Statement”) is incorporated by reference.

Our Board has determined that John E. Crawford is an audit committee financial expert and that he is independent as that term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information appearing under the headings “Board Compensation,” “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” of the 2007 Proxy Statement is incorporated by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2007 Proxy Statement is incorporated by reference.

See the description regarding our equity compensation plans contained in the notes to our financial statements, attached hereto.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the heading “Certain Relationships and Related Transactions” and “Corporate Governance—Board Meetings, Director Independence and Financial Sophistication” of the 2007 Proxy Statement is incorporated by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the heading “Independent Public Accountants” of the 2007 Proxy Statement is incorporated by reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.                Financial Statements

The financial statements and notes thereto, and the reports of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-24.

2.                Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

LIPID SCIENCES, INC.
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Reports of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	F-1
Consolidated Balance Sheets at December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 and cumulative period from Inception (May 21, 1999) to December 31, 2006	F-5
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, 2004, 2003, 2002, 2001 and 2000	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 and cumulative period from Inception (May 21, 1999) to December 31, 2006	F-8
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lipid Sciences, Inc.
Pleasanton, California

We have audited the accompanying consolidated balance sheets of Lipid Sciences, Inc. and subsidiaries, a development stage company (the “Company”), as of December 31, 2006 and 2005, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2006, and for the period from Inception (May 21, 1999) to December 31, 2006, and the related consolidated statements of stockholders’ equity for each of the six years in the period ended December 31, 2006, and for the period from Inception (May 21, 1999) to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lipid Sciences, Inc and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, and for the period from Inception (May 21, 1999) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 of the Consolidated Financial Statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lipid Sciences, Inc.
Pleasanton, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Lipid Sciences, Inc. and subsidiaries, a development stage company (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lipid Sciences, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2006, and for the period from Inception (May 21, 1999) to December 31, 2006, and the related consolidated statements of stockholders’ equity for each of the six years in the period ended December 31, 2006, and for the period from Inception (May 21, 1999) to December 31, 2000 and our report dated March 14, 2007 expressed  an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption on January 1, 2006 of Statement of Financial Accounting Standards No.123 (revised 2004), “Share Based Payment.”

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 14, 2007

Lipid Sciences, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

December 31,	2006	2005
(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,691	$1,752
Short-term investments	—	12,836
Prepaid expenses	273	355
Other current assets	79	18
Total current assets	17,043	14,961
Property and equipment	374	419
Long-term lease deposits	19	19
Total assets	$17,436	$15,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,511	$1,292
Accrued related party royalties	250	250
Accrued compensation	680	390
Total current liabilities	2,441	1,932
Deferred rent	16	9
Total liabilities	2,457	1,941
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 37,120,139 and 27,359,267 shares issued and outstanding at December 31, 2006 and 2005, respectively	37	27
Additional paid-in capital	89,400	76,712
Deficit accumulated in the development stage	(74,458)	(63,281)
Total stockholders’ equity	14,979	13,458
Total liabilities and stockholders’ equity	$17,436	$15,399

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from Inception (May 21, 1999) to December 31, 2006
(In thousands, except per share amounts)
Grant revenue	$59	$9	$32	$100
Operating expenses:
Research and development (1)	7,559	7,170	8,603	59,807
Selling, general and administrative (2)	4,254	3,508	3,437	27,318
Total operating expenses	11,813	10,678	12,040	87,125
Operating loss	(11,754)	(10,669)	(12,008)	(87,025)
Interest and other income	577	455	364	4,160
Loss from continuing operations	(11,177)	(10,214)	(11,644)	(82,865)
Income tax benefit/(expense)	—	—	2	8,004
Net loss from continuing operations	(11,177)	(10,214)	(11,642)	(74,861)
Discontinued operations:
Income from discontinued operations	—	—	1,066	582
Income tax expense	—	—	—	(179)
Income from discontinued operations - net	—	—	1,066	403
Net loss	$(11,177)	$(10,214)	$(10,576)	$(74,458)
Loss per share—basic and diluted:
Net loss per share continuing operations	$(0.38)	$(0.40)	$(0.47)
Net income per share discontinued operations	$0.00	$0.00	$0.04
Net loss per share	$(0.38)	$(0.40)	$(0.43)
Weighted average number of common shares outstanding—basic and diluted	29,501	25,529	24,649
Non-cash option compensation expense/(income) included in operating expenses:
(1) Research and development	300	186	1,218
(2) Selling, general and administrative	562	—	395

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amounts	Capital	Stage	Equity
(In thousands, except share and per share amounts)
Issuance of common stock for cash	3,000,000	$30	$220	$—	$250
Issuance of common stock for technology rights	3,000,000	30	220	—	250
Issuance of common stock for cash	3,180,949	32	10,991	—	11,023
Issuance of common stock for royalties	42,858	1	149	—	150
Issuance of common stock for services	32,000	—	160	—	160
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	567	—	567
Issuance of warrants to purchase common stock to consultants for services	—	—	216	—	216
Net loss	—	—	—	(2,993)	(2,993)
Balances at December 31, 2000	9,255,807	93	12,523	(2,993)	9,623
Issuance of common stock for services	21,700	—	108	—	108
Issuance of common stock for cash	943,394	9	6,186	—	6,195
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	2,936	—	2,936
Issuance of warrants to purchase common stock in exchange for development services	—	—	848	—	848
Acquisition of common stock related to merger, net of $3,665 issuance costs, including repurchase of 1,505,402 shares of common stock in November 2001	5,311,534	45,244	—	—	45,244
Issuance of 1.55902 shares of common stock to Pre-Merger Lipid stockholders for every 1.0 shares of Pre-Merger Lipid common stock owned in connection with merger in November 2001	5,713,787	—	—	—	—
Merger adjustments to reclassify equity accounts to conform with capital structure of no par value	—	22,601	(22,601)	—	—
Net loss	—	—	—	(13,677)	(13,677)
Balances at December 31, 2001	21,246,222	67,947	—	(16,670)	51,277
Repurchase 104,767 shares at $7.00 for dissenters rights	(104,767)	(470)	—	—	(470)
Additional issuance costs of merger	—	(248)	—	—	(248)
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	(159)	—	(159)
Adjustments to reclassify equity accounts to conform with Delaware capital structure, $0.001 par value	—	(67,208)	67,208	—	—
Net loss	—	—	—	(14,794)	(14,794)
Balances at December 31, 2002	21,141,455	21	67,049	(31,464)	35,606
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	353	—	353
Issuance of 27,500 shares of common stock for cash upon exercise of employee stock options at $0.89-$1.00 per share	27,500	—	27	—	27
Issuance of 1.0 shares of common stock to NZ rights holders for every 1.0 shares of NZ common stock owned in connection with November 2001 merger	3,090,495	3	(3)	—	—
Net loss	—	—	—	(11,027)	(11,027)
Balances at December 31, 2003	24,259,450	$24	$67,426	$(42,491)	$24,959

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity—(Continued)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amounts	Capital	Stage	Equity
(In thousands, except share and per share amounts)
Balances at December 31, 2003	24,259,450	$24	$67,426	$(42,491)	$24,959
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	1,613	—	1,613
Issuance of 195,902 shares of common stock for cash upon exercise of non-employee warrants at $3.21 per share	195,902	—	629	—	629
Issuance of 100,503 shares of common stock for cash upon exercise of employee stock options at $0.89-$4.46 per share	100,503	—	286	—	286
Issuance of 1.0 shares of common stock to NZ rights holders for every 1.0 shares of NZ common stock owned in connection with November 2001 merger	356,408	1	(1)	—	—
Net loss	—	—	—	(10,576)	(10,576)
Balances at December 31, 2004	24,912,263	25	69,953	(53,067)	16,911
Compensation associated with issuance of options to purchase common stock to employees, consultants and advisors	—	—	186	—	186
Issuance of common stock for cash at $2.98 per share in September 2005, net of $687,081 issuance costs	2,430,198	2	6,552	—	6,554
Issuance of 16,806 shares of common stock for cash upon exercise of employee stock options at $1.00-$1.90 per share	16,806	—	21	—	21
Net loss	—	—	—	(10,214)	(10,214)
Balances at December 31, 2005	27,359,267	27	76,712	(63,281)	13,458
Compensation associated with issuance of options to purchase common stock to employees, consultants and advisors	—	—	862	—	862
Issuance of common stock for cash at $1.26 per share in August 2006, net of $316,290 issuance costs	4,993,781	5	5,972	—	5,977
Issuance of common stock for cash at $1.35 per share in December 2006, net of $754,251 issuance costs	4,592,591	5	5,442	—	5,447
Issuance of 174,500 shares of common stock for cash upon exercise of employee stock options at $1.00 per share	174,500	—	174	—	174
Issuance of warrants to purchase common stock to consultants for services	—	—	238	—	238
Net loss	—	—	—	(11,177)	(11,177)
Balances at December 31, 2006	37,120,139	$37	$89,400	$(74,458)	$14,979

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004	Period from Inception (May 21, 1999) to December 31, 2006
(In thousands)
Cash flows used in operating activities:
Net loss from continuing operations	$(11,177)	$(10,214)	$(11,642)	$(74,861)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	205	219	321	1,384
Loss on disposal of assets	—	2	—	206
Accretion of discount on investments	(273)	(337)	(156)	(891)
Stock compensation expense for options issued to employees, consultants and advisors	862	186	1,613	7,026
Issuance of warrants to consultants	238	—	—	1,282
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	21	(49)	235	(352)
Notes receivable	—	—	5,513	6,569
Other assets	—	(19)	—	(19)
Income taxes	—	—	(18)	—
Accounts payable and other current liabilities	195	409	(745)	(558)
Accrued related party royalties	—	(500)	500	250
Accrued compensation	290	(152)	(12)	680
Deferred rent	7	9	(34)	16
Net cash used in operating activities of continuing operations	(9,632)	(10,446)	(4,425)	(59,268)
Cash flows provided by/(used in) investing activities:
Capital expenditures	(135)	(207)	(90)	(1,954)
Restricted cash	—	105	213	—
Proceeds from disposal of assets	—	3	—	17
Purchases of investments	(4,391)	(18,585)	(15,303)	(91,395)
Maturities and sales of investments	17,500	18,500	12,000	92,286
Net cash provided by/ (used in) investing activities of continuing operations	12,974	(184)	(3,180)	(1,046)
Cash flows provided by financing activities:
Acquisition of NZ Corporation—cash acquired	—	—	—	20,666
Payment of acquisition costs	—	—	—	(1,863)
Payment to repurchase stock	—	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	11,597	6,575	915	36,561
Proceeds from issuance of warrants	—	—	—	40
Net cash provided by financing activities of continuing operations	11,597	6,575	915	42,891
Net decrease in cash and cash equivalents from continuing operations	14,939	(4,055)	(6,690)	(17,423)
Cash flows provided by discontinued operations
Operating activities	—	1,167	6,425	38,185
Investing activities	—	—	—	10,837
Financing activities	—	—	—	(14,908)
Net cash provided by discontinued operations	—	1,167	6,425	34,114
Cash and cash equivalents at beginning of period	1,752	4,640	4,905	—
Cash and cash equivalents at end of period	$16,691	$1,752	$4,640	$16,691

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows – (Continued)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004	Period from Inception (May 21, 1999) to December 31, 2006
(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$—	$839
Income tax paid/(recovered)	—	—	—	(1,473)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$—	$1,040
Property and equipment	—	—	—	30,193
Commercial real estate loans	—	—	—	16,335
Notes and receivables	—	—	—	15,166
Investments in joint ventures	—	—	—	2,343
Current liabilities assumed	—	—	—	(1,947)
Long-term debt assumed	—	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	—	(7,936)
Fair value of assets acquired (other than cash)	$—	$—	$—	$40,286
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued financing costs	$65	$12	$—	$65

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 1: DESCRIPTION OF BUSINESS

Lipid Sciences was organized in 1908 as an Arizona corporation under the name New Mexico and Arizona Land Company. We changed our name to NZ Corporation in June 2000 and to Lipid Sciences, Inc., in November 2001. In June 2002, we changed the state of our incorporation from Arizona to Delaware.

The Company is engaged in the research and development of products and processes intended to treat major medical indications such as cardiovascular disease and viral infections in which lipids, or fat components, play a key role. Our primary activities since incorporation have been conducting research and development (including pre-clinical studies); conducting a clinical trial, performing business, strategic and financial planning; and raising capital. Accordingly, the Company is considered to be in the development stage.

In the course of our research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. As of December 31, 2006, we had cash and cash equivalents equal to approximately $16.7 million. We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects and clinical trial, to the second half of 2008. We expect additional capital will be required in the future. We intend to seek capital needed to fund our operations through public or private financings, new collaborations, such as licensing or other arrangements or through research and development grants. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Lipid Sciences, and its wholly-owned subsidiaries. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may be invested in money market funds. Cash equivalents are carried at cost, which approximates fair value at December 31, 2006 and 2005. All of the Company’s investments are classified as short-term, are held-to-maturity, and are accounted for at their amortized cost per SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, (“SFAS No. 115”). Short-term investments consist of investments in U.S. Government securities with a cost, approximating fair value, of zero and $12,836,000 at December 31, 2006 and 2005, respectively.

Management periodically reviews the investment portfolio and considers many factors including, but not limited to, the magnitude of any unrealized losses, the duration of the portfolio, and the potential for further unrealized losses, when assessing whether an impairment charge needs to be recorded.

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Research and Development

Costs to develop the Company’s products are expensed as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” These costs include research related overhead expenses, including salaries and other personnel related expenses, contractor fees, facility costs, supplies and depreciation of equipment.

Stock-Based Compensation

The Company accounts for all stock options in accordance with the provisions of FAS 123(R), which requires that we recognize compensation cost relating to share-based payment transactions in our financial statements. The Company accounts for stock-based awards to non-employees in accordance with FAS 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Significant judgment is required on the part of management in determining the proper assumptions to use in the computation of the amounts to be recorded pursuant to the provisions of FAS 123(R). We estimate the fair value of each option granted to an employee on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected life, expected volatility, expected forfeitures and dividend yield of the option. Management bases its assumptions on historical data where available. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore are subject to management’s judgment.

Prior to the adoption of FAS 123(R) in the first quarter of 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”, as interpreted by Financial Accounting Standards Board Interpretation No. 44, “Accounting for Transactions Involving Stock Compensation—an Interpretation of ABP No. 25.” The company accounted for stock based awards to non-employees in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The impact of the adoption of FAS 123(R) is more fully described in Note 7 of the Consolidated Financial Statements.

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

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

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

	At December 31,
	2006	2005	2004
Stock options	6,539,935	6,799,093	6,154,720
Warrants to purchase common stock	3,365,749	2,839,565	895,412
	9,905,684	9,638,658	7,050,132

Other Comprehensive Income

Other comprehensive income represents changes in equity from non-owner sources. The Company’s only source of other comprehensive income is net income.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over their estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

Property and equipment consist of the following:

(In thousands) For the years ended December 31,	2006	2005
Equipment	$1,435	$1,277
Leasehold improvements	260	258
	1,695	1,535
Less accumulated depreciation and amortization	(1,321)	(1,116)
Total property and equipment, net	$374	$419

NOTE 4: COMMITMENTS AND CONTINGENCIES

The Company has a non-cancelable lease agreement for office space in Pleasanton, California. We renewed this lease effective April 2005 and it will terminate in March 2010. Rent expense for 2006, 2005 and 2004 was approximately $213,000, $231,000 and $341,000, respectively. Future minimum lease payments under this lease are:

(In thousands)
2007	211
2008	217
2009	223
2010	56
$707

We are from time to time a party to legal proceedings. All of the legal proceedings we are currently involved in are ordinary and routine. The outcomes of the legal proceedings are uncertain until they are completed. We believe that the results of the current proceedings will not have a material adverse effect on our business or financial condition or results of operations.

NOTE 5: RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000 and 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement. In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham. We have expensed to research and development approximately $500,000 in each of the years ended December 31, 2006, 2005 and 2004 related to this agreement Accrued related party royalties under this agreement were $250,000 and $250,000 at December 31, 2006 and 2005, respectively.

Prior to the merger of NZ and Pre-Merger Lipid, Aruba transferred all of its shares of Pre-Merger Lipid common stock to KAI International and the shares were converted into shares of our common stock pursuant to the merger. In November 2005, KAI International transferred 1,060,000 shares to each of the

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

Arukai Trust, the Chameleon Trust and the Roel Trust, of which Dr. Cham is the beneficial owner of each of the above trusts. On November 1, 2006, the Company entered into agreements with KAI International, LLC, the Arukai Trust, the Chameleon Trust, and the Roel Trust, each significant shareholders of the Company. The agreements grant to the Company, with respect to each stockholder, an irrevocable proxy to vote the stockholder’s shares of the Company’s common stock and a one time 120 day market standoff commencing upon notice from the Company. The agreements covered an aggregate of 4,231,421 shares of the Company’s outstanding common stock then held by the stockholders. Under the agreements, the Company agreed to remove certain preexisting restrictions which limit the transfer of the shares held by the stockholders.

On September 18, 2003 we entered into a service agreement with H. Bryan Brewer, Jr., M.D., a Director and Vice-Chairman of the Company. Pursuant to such agreement, Dr. Brewer was obligated to provide to the Company certain consulting services for the period commencing on the effective date of the agreement until September 17, 2004. In consideration for Dr. Brewer’s services, we were required to pay Dr. Brewer $125,000 annually, payable monthly together with a non-qualified stock option award of 150,000 shares of our common stock to vest equally over a forty-eight month period. For the year ended December 31, 2004, approximately $89,000 was charged to operations for fees related to the service agreement and $395,000 was recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the service agreement.

On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC (“WCA”), an entity beneficially owned by Dr. Brewer, pursuant to which WCA will provide the services of Dr. Brewer as the Company’s Chief Scientific Director. Dr. Brewer was also appointed Vice Chairman of the Company’s Board of Directors on May 16, 2005, and serves as Chairman of the Company’s Scientific Advisory Board. The consulting agreement is for a three year term. As consideration for Dr. Brewer’s services as Chief Scientific Director, we are required to pay WCA annual fees of $395,000. For the twelve month periods ended December 31, 2006 and 2005, approximately $395,000 and $247,000, respectively, was charged to selling, general and administrative expense for fees related to the consulting agreement. In addition to the annual fee, we granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement. For the twelve months ended December 31, 2006 and 2005, approximately $14,000 and $75,000, respectively was recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the consulting agreement.

In connection with the Company’s August 8, 2006 private placement, the Company sold 2,714,817 shares of common stock and warrants exercisable for an additional 814,445 shares of common stock to Sterling Pacific Assets, Inc. in exchange for an investment of approximately $3,421,000. The shares and warrants held by Sterling Pacific Assets, Inc. are deemed beneficially owned by Mr. William Pope, an existing substantial shareholder, and former Director, of the Company. The shares of common stock and warrants were issued to Sterling Pacific Assets, Inc. on the same terms as those offered to the other participating investors. Pursuant to the completion of an additional sale of our common stock in December 2006, and the applicable anti-dilution provisions contained in its warrant agreement, Sterling Pacific Assets was issued an additional 16,509 warrant shares.

Also in connection with our August 2006 private placement, the Company sold 257,933 shares of common stock for an aggregate investment of approximately $325,000 and warrants exercisable for an

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

additional 77,376 shares of common stock to five members of our Board of Directors: Frank M. Placenti, Bosko Djordjevic, Gary S. Roubin, M.D., Ph.D., S. Lewis Meyer, Ph.D., and H. Bryan Brewer, Jr., M.D. The shares of common stock and warrants were issued on the same terms as those offered to the other participating investors. Pursuant to the completion of an additional sale of our common stock in December 2006, and the applicable anti-dilution provisions contained in the warrant agreements, an additional 1,565 warrant shares were issued to Messrs. Placenti, Djordjevic and Drs. Roubin, Meyer and Brewer. The individual investments made by each Director are listed in the table below.

Investor	Investment	Common Stock Issued	Warrants Issued(1)
Directorship Services, Inc. Profit Sharing Trust(2)	$14,999	11,904	3,643
Placenti Revocable Trust(3)	9,999	7,936	2,428
Bosko Djordjevic	100,000	79,365	24,291
Gary S. Roubin, M.D., Ph.D.	74,999	59,523	18,217
The Meyer Family Revocable Trust(4)	49,999	39,682	12,145
Washington Cardiovascular Associates, LLC(5)	74,999	59,523	18,217
	$324,995	257,933	78,941

(1)          Warrant shares include anti-dilution adjustments pursuant to the completion of the Company’s private placement transactions in December 2006.

(2)          Frank M. Placenti serves as a Director pursuant to an arrangement between the Company and Directorship Services, Inc. (“DSI”). Directorship Services, Inc. Profit Sharing Trust was established by DSI as a retirement planning vehicle for DSI’s employees. Mr. Placenti is the sole trustee of the trust and, in such capacity, has sole beneficial ownership of all Company shares owned by the Trust.

(3)          The Placenti Revocable Trust is an estate planning trust of which Mr. Placenti is a trustee. In his capacity as a trustee of such trust, Mr. Placenti is deemed to have beneficial ownership of all Company shares held by the Placenti Revocable Trust.

(4)          The Meyer Family Revocable Trust is an estate planning trust of which S. Lewis Meyer, Ph.D. is a trustee. In his capacity as a trustee of such trust, Mr. Meyer is deemed to have beneficial ownership of all Company shares held by The Meyer Family Revocable Trust.

(5)          H. Bryan Brewer, Jr., M.D. serves as a Director pursuant to an arrangement between the Company and Washington Cardiovascular Associates, LLC, an entity owned by Dr. Brewer. Dr. Brewer is deemed a 100% beneficial owner of Washington Cardiovascular Associates, LLC.

NOTE 6: RETIREMENT PLANS

At the time of the merger, NZ Corporation had a qualified 401(k) savings plan in place for its employees. The Company matched up to 3% of the employee’s salary contributed. In January 2002, Lipid Sciences replaced the plan with a new qualified 401(k) savings plan. Substantially all employees are eligible to participate. Lipid Sciences’ 401(k) plan provides for a contribution by the Company each year for non-highly compensated employees. The Company matches 100% of the first 3% of the employee’s salary and 50% of every $1.00 of the employee’s salary deferred, up to 5%. Total expense for Lipid Sciences under this plan was approximately $7,000, $8,000 and $8,000 for 2006, 2005 and 2004, respectively.

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 7: STOCKHOLDERS’ EQUITY

Preferred Stock

The number of shares of preferred stock authorized in the Company’s Articles of Incorporation is 10,000,000, with a par value of $0.001. Shares of preferred stock may be issued from time to time, in one or more series, as authorized by the Board. Prior to issuance of shares of each series, the Board will designate for each such series, the preferences, conversion or other rights, voting powers, restrictions, rights to receive dividends or other distributions, rights upon dissolution or upon distribution of assets, qualifications and terms or conditions of redemption, as are permitted by law. No shares of preferred stock are outstanding and the Company has no present plans to issue any shares of preferred stock.

Common Stock

The number of shares of common stock authorized in the Company’s Articles of Incorporation is 75,000,000 with a par value of $0.001.

As of December 31, 2000, 9,255,807 common shares were issued and outstanding. Of these shares, 3,000,000 were issued at $0.08 per share for cash, and 3,000,000 shares were issued at $0.08 per share for technology rights at the formation of the Company. An additional 3,159,179 shares were issued in May 2000 for cash at a purchase price of $3.50 per share. In March 2001, we issued 882,144 shares for cash at a purchase price of $7.00 per share. These share amounts and per share purchase prices are not adjusted to reflect the exchange ratio, which is described below.

On November 29, 2001, as a result of the merger between NZ and Pre-Merger Lipid, the Company was renamed Lipid Sciences, Inc. Pre-Merger Lipid ceased to exist as a separate corporation, and the stockholders of Pre-Merger Lipid became stockholders of the Company. In connection with the merger, Pre-Merger Lipid stockholders received 1.55902 shares of our common stock for each share of Pre-Merger Lipid common stock they held at the time the merger was completed. After the transaction, the Pre-Merger Lipid stockholders owned approximately 75% of the then outstanding common stock of the Company and the NZ stockholders owned the remaining shares of the Company’s common stock. As an additional requirement of the merger, Lipid Sciences entered into a stock purchase agreement, with Sun NZ, L.L.C., pursuant to which Sun NZ, agreed to sell 1,505,402 shares of NZ common stock to Lipid Sciences at a cash price of $8.00 per share. Lipid Sciences purchased the shares from Sun NZ, L.L.C. upon completion of the merger, after which the shares were retired.

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

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

In connection with the merger, the Company was obligated to issue additional shares of common stock to those individuals and entities who were stockholders of NZ on the day prior to the completion of the merger and who perfected their stock rights, unless during the 24-month period immediately following the merger, the closing price per share of the Company’s common stock equaled or exceeded $12.00 per share throughout any period of 20 consecutive trading days, in which the aggregate volume of shares traded equaled or exceeded 1,500,000 shares. Each perfected right entitled the holder to receive up to one additional share of the Company’s common stock. NZ stockholders had until April 30, 2002 to become the registered owner of the Company’s common stock and were required to continue to hold their shares in direct registered form through November 29, 2003 to perfect each right and receive an additional share of the Company’s common stock. Transfer of shares before November 29, 2003 would disqualify the right attached to the transferred shares. We issued approximately 356,000 and 3,090,000 shares of the Company’s common stock in 2004 and 2003, respectively, to those individuals and entities who were stockholders of NZ Corporation on the day prior to the completion of the merger and who perfected their rights to receive additional shares of the Company’s common stock.

On September 30, 2005, we completed the private placement of 2,430,198 shares of the Company’s common stock at a price of $2.98 per share, for an aggregate offering price of approximately $7.2 million, to institutional accredited investors. In connection with the private placement, we also issued to the investors warrants and AIRs in the form of warrants, as described in more detail under the heading “Warrants” below.

On August 8, 2006, we completed the private placement of 4,993,781 shares of the Company’s common stock at a price of $1.26 per share, for an aggregate offering price of approximately $6.3 million, to institutional and accredited investors, which included several Directors of the Company. In connection with the private placement, we also issued warrants to the investors, as described in more detail under the heading “Warrants” below.

On December 19, 2006, we completed the private placement of 4,592,591 shares of the Company’s common stock at a price of $1.35 per share, for an aggregate offering price of approximately $6.2 million, to institutional investors. In connection with the private placement, we also issued warrants to Oppenheimer & Co. Inc., the placement agent in the transaction, as described in more detail below under the heading “Warrants.” The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering. Following the offering, we filed a Registration Statement on Form S-3 with the SEC on January 5, 2007 to register for resale by the investors and the placement agent the shares of common stock issued in the offering and issuable upon exercise of the warrants. The registration statement became effective on January 19, 2007.

As of December 31, 2006, there were 37,120,139 shares of common stock issued and outstanding.

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

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

consideration to be received, $196,000, was charged to operations in 2000. In 2004, the warrant was exercised in full and exchanged for 155,902 shares of our common stock.

In October 2000, we issued a warrant to purchase 779,510 shares of common stock to SRI at an exercise price of $3.21 per share in connection with a development agreement. On April 14, 2004, SRI exercised 40,000 of their vested warrant shares in exchange for 40,000 shares of our common stock.

In May 2001 we issued a warrant to purchase 155,902 shares of common stock at $6.41 per share to a non-employee as consideration for services provided. We received cash consideration of $20,000 in exchange for the warrant. The fair value of the immediately exercisable warrant, $432,000, was determined using the Black-Scholes method with the following assumptions: a volatility of 80%, a dividend yield of 0%, a risk-free interest rate of 6%, and a life of 5 years. The fair value of the warrant in excess of the consideration to be received, $412,000, was charged to additional paid-in capital as a cost of financing in 2001. In May 2006, the warrant expired unexercised.

On November 29, 2001, in connection with the merger of NZ and Pre-Merger Lipid, Lipid Sciences assumed all of the warrants to acquire shares of Pre-Merger Lipid common stock. All warrants were adjusted to reflect the 1.55902 merger exchange ratio with the number of shares underlying each warrant multiplied by the ratio and the related exercise prices divided by the ratio. All the above disclosures reflect the share and per share amounts on a post merger equivalent basis.

In connection with the private placement of our common stock on September 30, 2005, we issued the investors warrants to purchase 729,057 shares of common stock at $4.20 per share and AIRs in the form of warrants to purchase 1,215,096 shares of common stock at $3.73 per share. The warrants will expire on September 30, 2010 and the AIRs expired unexercised on March 29, 2006. As a result of the August 8, 2006 private placement of our common stock and as set forth in the anti-dilution provision of the warrant agreements, we adjusted the price of the warrants from $4.20 per share to $3.65 per share. We also adjusted the number of shares of common stock for which the warrants are exchangeable from 729,057 to approximately 838,915 shares. Our December 19, 2006 private placement affected an additional adjustment to the warrants. On December 19, 2006 we adjusted the price of the warrants from $3.65 per share to $3.35 per share. We also adjusted the number of shares of common stock for which the warrants are exchangeable from approximately 838,915 shares to approximately 914,042 shares.

In connection with the private placement of our common stock on August 8, 2006, we issued the investors warrants to purchase 1,498,127 shares of common stock at $1.51 per share. The warrants became exercisable on February 9, 2007 and expire on February 9, 2012. The warrants contain a redemption feature where the Company has the option to repurchase the warrants for $0.01 per share if our common stock trades at $2.52 for a period of 30 consecutive trading days. As a result of the December 19, 2006 private placement of our common stock and as set forth in the anti-dilution provision of the warrant agreements, we adjusted the price of the warrants from $1.51 per share to $1.48 per share. We also adjusted the number of shares of common stock for which the warrants are exchangeable from 1,498,127 shares to approximately 1,528,494 shares.

On December 19, 2006, we issued to Oppenheimer & Co. Inc. a warrant to purchase 183,703 shares of common stock at a per share exercise price of $2.18 as consideration for services it performed in connection with the private placement of our common stock in December 2006. The warrant, which expires on June 19, 2012, becomes exercisable on June 19, 2007. The fair value of the warrant, $238,000, was determined using the Black-Scholes method with the following assumptions: expected volatility of

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

93.6%, a dividend yield of 0%, a risk-free interest rate of 4.57%, and an expected life of 5.5 years. The fair value of the warrant was charged to additional paid-in capital as a cost of financing in 2006.

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

In October 1997, NZ’s Board of Directors approved the New Mexico and Arizona Land Company 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provides that the following types of awards may be granted under the 1997 Plan: stock appreciation rights; incentive stock options; non-qualified stock options; restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals. Under the 1997 Plan, awards may be granted with respect to a maximum of 900,000 shares of the Company’s common stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company. We assumed the 1997 Plan as a result of the merger.

In November 2001, the Company’s Board of Directors approved the 2001 Performance Equity Plan (the “2001 Plan”). The stockholders approved the Plan on November 29, 2001. The 2001 Plan allows for the granting of options for up to 5,000,000 shares of common stock to employees, officers, consultants, and Directors. The number of shares authorized automatically increased on January 1, in each of the calendar years 2002, 2003, 2004, 2005 and 2006 by an amount equal to 3% of the shares of common stock outstanding on December 31 of the immediately preceding calendar year, if the 2001 Plan is then in effect, but in no event shall any annual increase exceed 500,000 shares of common stock as reflected on the stock ledger of the Company. Stock options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options. Options may be granted with exercise prices not less than the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. All options granted pursuant to the 2001 Plan are to have a term not greater than 10 years from the date of grant. Options vest as determined by the Board of Directors, generally over four years (but not less than 20% of the total number of shares granted per year).

At December 31, 2006, options to purchase 5,399,333 common shares remain available for grant under all the plans.

All options in the 2000 Plan were adjusted to reflect the 1.55902 merger exchange ratio with the number of shares underlying each option multiplied by the ratio and the related exercise prices divided by the ratio. All the above disclosures reflect the share and per share amounts on a post merger equivalent basis. Additionally, all historical stock option information of Pre-Merger Lipid provided herein has been similarly restated.

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

Other Required FAS 123(R) Disclosures

Effective January 1, 2006, we adopted FAS 123(R), which requires that we recognize compensation cost relating to share-based payment transactions in our financial statements. We have adopted FAS 123(R) on a modified prospective basis, which requires that we recognize compensation cost relating to all new awards and to awards modified, repurchased, or cancelled in our financial statements beginning January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” are no longer an alternative to financial statement recognition. To calculate the excess tax benefits available for use in offsetting potential future tax shortfalls, the Company will follow the alternative transition method discussed in FASB Staff Position No. 123 (R) - 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”

The following table represents stock option activity for the twelve months ended December 31, 2006:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	6,058,556	$3.72
Granted	613,744	2.45
Exercised	(174,500)	1.00
Forfeited	(10,209)	3.60
Expired	(688,193)	3.55
Outstanding options at end of period	5,799,398	$3.68	5.71	$581,904
Options expected to vest at end of period	5,680,120	$3.70	5.65	$581,904
Exercisable options at end of period	4,792,790	$3.81	5.12	$581,904

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Twelve Months Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.72%	3.66%	2.80%
Expected life of options (in years)	3.92	3.04	5.00
Expected volatility	95.20%	81.40%	87.50%
Expected dividend yield	—	—	—
Weighted-average grant-date fair value	$1.68	$2.09	$3.49

The assumptions above are based on multiple factors, including historical exercise patterns of employees and post-vesting employment termination behaviors. We use historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Due to the relatively low trading volume of options on our common stock in prior quarters, and the withdrawal of options on our common stock in the third quarter of 2006, we do not use implied volatility to determine the expected volatility of our common stock. Rather, the historical volatility that is commensurate with the expected life of the option on the date that it is measured is used as our estimate of

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

future expected volatility. Since we have never paid any dividends and do not anticipate paying any dividends at least through the expected life of our stock options outstanding, we use an expected dividend yield of zero when calculating the fair value of stock options. The risk-free interest rate for periods within the contracutal life of the option is based on the U.S. Treasury yield curve in effect at the measurement date of the option.

FAS 123(R) requires that we estimate forfeitures, or the number of shares that are expected to be cancelled prior to vesting, at the time of grant, and adjust for actual forfeitures in subsequent periods if they differ from our original estimates. Based on our historical experience of options that have been cancelled prior to vesting, we have assumed an annualized forfeiture rate of 12% for all new option grants. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

	Twelve Months Ended December 31,
(In thousands, except per share amounts)	2005	2004
Reported net loss	$(10,214)	$(10,576)
Add stock-based compensation included in net loss	57	—
Compensation expense for stock options	(1,104)	(1,293)
Pro forma net loss	$(11,261)	$(11,869)
Net loss per share—basic and diluted:
As reported	$(0.40)	$(0.43)
Pro forma	$(0.44)	$(0.48)

Total compensation cost for share-based payment arrangements recognized in income for the twelve month periods ended December 31, 2006, 2005 and 2004 was approximately $862,000, $186,000 and $1,613,000, respectively. The compensation cost for share-based payment arrangements for the twelve month period ended December 31, 2006 was comprised of approximately $855,000 in employee related compensation expense and $7,000 in non-employee related compensation expense. The $855,000 in employee related compensation cost was recorded on the income statement as a result of the adoption of FAS 123(R). The compensation cost for share-based payment arrangements for the twelve month period ended December 31, 2005 was comprised of approximately $57,000 in employee related compensation expense and $129,000 in non-employee related compensation expense. All of the 2004 compensation cost for share-based arrangements was comprised of non-employee related compensation expense.

The total compensation cost related to nonvested awards not yet recognized as of December 31, 2006 was approximately $1,297,000 and the weighted average expected remaining recognition period as of December 31, 2006 was approximately 1.8 years.

We received $174,500 in gross proceeds as a result of the 174,500 stock options exercised in the twelve month period ended December 31, 2006. The intrinsic value of options exercised in 2006, 2005 and 2004 was approximately $95,000, $47,000, and $180,000, respectively. We did not recognize any tax benefit related to these share-based arrangements as we are in a loss position and have a full valuation allowance against our tax benefits.

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 8: DISCONTINUED OPERATIONS

As a result of the merger between NZ and Pre-Merger Lipid on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences’ biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. All of those assets were included in the Real Estate segment. The plan identified the major assets to be disposed of, the method of disposal, and the period required for completion of the disposal. As a result, we have reclassified the results of operations of the discontinued operations for all periods presented.

Income from discontinued operations reflected in the accompanying statements of operations is comprised of the following:

(In thousands) For the years ended December 31,	2006	2005	2004
Revenues	$—	$—	$177
Gain on exchange of mineral rights for royalty credits	—	—	1,165
Gain on disposal of assets	—	—	87
Operating expenses of discontinued operations	—	—	(363)
Net income from discontinued operations before taxes	$—	$—	$1,066

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

NOTE 9: INCOME TAXES

Income tax benefit is comprised of the following:

(In thousands) For the years ended December 31,	2006	2005	2004
Current:
Federal	$—	$—	$—
State	—	—	2
Foreign	—	—	—
Total current tax benefit	—	—	2
Deferred:
Federal	—	—	—
State	—	—	—
Total income tax benefit	$—	$—	$2

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

The reconciliation of the computed statutory income tax benefit to the effective income tax benefit follows:

(In thousands) For the years ended December 31,	2006	2005	2004
Statutory federal income tax expense	$3,800	$3,473	$3,590
State income taxes, net of federal benefit	—	—	—
Valuation Allowance	(4,091)	(4,013)	(4,004)
Research Tax Credit	415	364	304
Other	(124)	176	112
Total income tax benefit	$—	$—	$2

Deferred income taxes are recorded based upon differences between the financial statements and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(In thousands) For the years ended December 31,	2006	2005
Current deferred tax assets and liabilities:
Accruals and deferred compensation	$213	$191
Capitalized acquisition costs	312	363
Other	(94)	(94)
Valuation allowance	(431)	(460)
Total current deferred tax assets	$—	$—

(In thousands) For the years ended December 31,	2006	2005
Noncurrent deferred tax assets and liabilities:
Net operating losses	$20,452	$16,552
Stock options	2,041	1,359
Basis difference in assets	1,329	1,033
Research and development credits	3,610	3,094
Valuation allowance	(27,432)	(22,038)
Total non current deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a valuation allowance at December 31, 2006 and 2005 due to the uncertainty of realizing future tax benefits from certain of the company’s net operating loss (“NOL”) carryforwards and credits.

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

At December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $56,000,000 and $25,000,000 respectively. These carryforwards begin to expire in 2020 and 2012 for federal and state purposes, respectively. The Company also has available

Lipid Sciences, Inc.
Notes to Consolidated Financial Statements (Continued)

federal and California research and development tax credit carryforwards of approximately $2,500,000 and $1,700,000, respectively. These carryforwards begin to expire in 2020 for federal tax purposes.

NOTE 10: UNAUDITED QUARTERLY FINANCIAL INFORMATION

Certain unaudited quarterly financial information for the years ended December 31, 2006 and 2005 is presented below:

	First	Second	Third	Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
2006
Revenue	$22	$6	$10	$21
Net loss	$(2,997)	$(2,584)	$(2,912)	$(2,684)
Basic and diluted net loss per share	$(0.11)	$(0.09)	$(0.10)	$(0.08)
2005
Revenue	$—	$1	$—	$8
Net loss	$(2,385)	$(2,630)	$(2,594)	$(2,605)
Basic and diluted net loss per share	$(0.10)	$(0.11)	$(0.10)	$(0.10)

NOTE 11: SEGMENTS

As a result of the merger between Pre-Merger Lipid and NZ, the Company was previously organized into two segments, Biotechnology and Real Estate. On March 22, 2002 we approved a plan to dispose of the Real Estate segment and focus on Biotechnology in the future (see Note 8 of the Consolidated Financial Statements). As a result, we operate in only the Biotechnology segment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipid Sciences, Inc.

/s/ S. Lewis Meyer, Ph.D.
S. Lewis Meyer, Ph.D.
President and Chief Executive Officer
Date: March 14, 2007

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

Signature	Title	Date

/s/ S. LEWIS MEYER, PH.D.	President & Chief Executive Officer	March 14, 2007
S. Lewis Meyer, Ph.D.

/s/ SANDRA GARDINER	Chief Financial Officer	March 14, 2007
Sandra Gardiner

/s/ H. BRYAN BREWER, JR., M.D.	Vice Chairman	March 14, 2007
H. Bryan Brewer, Jr., M.D.

/s/ JOHN E. CRAWFORD	Director	March 14, 2007
John E. Crawford

/s/ BOSKO DJORDJEVIC	Director	March 14, 2007
Bosko Djordjevic

/s/ FRANK M. PLACENTI	Director	March 14, 2007
Frank M. Placenti

/s/ GARY S. ROUBIN, M.D., PH.D.	Director	March 14, 2007
Gary S. Roubin, M.D., Ph.D.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (7)
3.2	Bylaws, as amended (11)
4.1	Form of Common Stock Certificate (8)
4.2	Registration Rights Agreement between Lipid Sciences, Inc. and various investors dated August 8, 2006 (15)
4.3	Form of Warrant issued on August 8, 2006 to various investors (15)
4.4	Registration Rights Agreement between Lipid Sciences, Inc. and various investors dated December 18, 2006 (18)
4.5	Warrant issued by Lipid Sciences, Inc. to Oppenheimer & Co. Inc. dated December 18, 2006 (18)
10.1	2001 Performance Equity Plan, as amended
10.2	2000 Stock Option Plan, as amended
10.3	1997 Stock Incentive Plan (2)
10.4	Form of Lipid Sciences, Inc. Incentive Stock Option Agreement for 2001 Performance Equity Plan (10)
10.5	Form of Lipid Sciences, Inc. Non-Qualified Stock Option Agreement for 2001 Performance Equity Plan (10)
10.6	Form of Lipid Sciences, Inc. Non-Qualified Stock Option Agreement for Outside Directors and Consultants (3)
10.7	Form of Lipid Sciences, Inc. Non-Qualified Stock Option Agreement Outside the Plan (3)
10.8	Amended and Restated Employment Agreement with Sandra Gardiner, dated July 1, 2003 (9)
10.9	Form of Indemnification Agreement between Lipid Sciences, Inc. and its Directors and Officers (8)
10.10	Intellectual Property License Agreement between Lipid Sciences, Inc. and Aruba International Pty. Ltd. dated December 30, 1999 (4) *
10.11	Development Agreement between SRI International and Lipid Sciences, Inc., dated October 6, 2000 (1) *
10.12	Amendment No. One to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 8, 2001 (4)
10.13	Amendment No. Two to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of March 28, 2001 (4)
10.14	Amendment No. Three to Development Agreement between SRI International and Lipid Sciences, Inc., dated as of May 12, 2001 (1) *
10.15	Warrant and Shareholders Rights Agreement issued by Lipid Sciences, Inc. to SRI International under the Development Agreement dated March 8, 2001 (4)
10.16	Service Agreement between Lipid Sciences, Inc. and Karuba International Pty. Ltd., dated November 27, 2001 (6)
10.17	Deed among Lipid Sciences, Inc., Karuba International Pty. Ltd., and Bill E. Cham, dated November 29, 2001 (6)
10.18	Amended and Restated Employment Agreement with Dale Richardson, dated July 1, 2003 (9)
10.19	Employment Agreement with Jo-Ann B. Maltais, Ph.D., dated August 25, 2000 (5)
10.20	Form of Employee Confidential Information and Inventions Agreement entered into by all employees of Lipid Sciences, Inc.(5)
10.21	Employment Agreement with S. Lewis Meyer, dated April 14, 2006 (13)
10.22	Service Agreement with H. Bryan Brewer Jr., dated September 18, 2003 (9)
10.23	Deed of Assignment between Aruba International Pty Ltd. and Aruba International B.V., dated November 24, 2004 (10)

10.24	Consulting Agreement with Washington Cardiovascular Associates, L.L.C. dated May 16, 2005 (12)
10.25	Form of Irrevocable Proxy Agreement between Lipid Sciences, Inc. and several existing shareholders dated November 1, 2006 (16)
10.26	Clinical Study Agreement (Lipid Sciences Protocol LS-001) with MedStar Research Institute dated May 15, 2006 (14)*
10.27	Securities Purchase Agreement between Lipid Sciences, Inc. and various investors dated August 8, 2006 (15)
10.28	Collaborative Research and License Agreement between Lipid Sciences, Inc. and Elanco Animal Health dated November 7, 2006 (17)*
10.29	Placement Agent Engagement Letter between Lipid Sciences, Inc. and Oppenheimer & Co. Inc. dated November 30, 2006 (18)
10.30	Securities Purchase Agreement between Lipid Sciences, Inc. and various investors dated December 18, 2006 (18)
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
24.1	Powers of Attorney (Included on Signature Page)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (1) This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on October 30, 2001 (Registration No. 333-67012) and is incorporated herein by reference.

       (2) This exhibit is filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 9, 1998 (Registration No. 333-44017) and is incorporated herein by reference.

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

       (6) This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002 and is incorporated herein by reference.

       (7) This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2002 and is incorporated herein by reference.

       (8) This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2003 and is incorporated herein by reference.

       (9) This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2004 and is incorporated herein by reference.

(10) This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2005 and is incorporated herein by reference.

(11) This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2005 and is incorporated herein by reference.

(12) This exhibit is filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2006 and is incorporated herein by reference.

(13) This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006 and is incorporated herein by reference.

(14) This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2006 and is incorporated herein by reference.

(15) This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2006 and is incorporated herein by reference.

(16) This exhibit is filed in the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2006 and is incorporated herein by reference.

(17) This exhibit is filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006 and is incorporated herein by reference.

(18) This exhibit is filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2006 and is incorporated herein by reference.

*                    Confidential treatment has been granted with respect to certain portions of these agreements.