Form 10-Q
period 2007-03-31
LIPID SCIENCES INC/
filed 2007-05-10
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007.

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

Large accelerated filer ☐                                                    Accelerated filer ☐                                              Non - accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2007
Common Stock $0.001 par value	37,120,139

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended March 31, 2007

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, and Cumulative period from Inception (May 21, 1999) to March 31, 2007	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and Cumulative period from Inception (May 21, 1999) to March 31, 2007	3
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Item 4T.	Controls and Procedures	14

PART II — OTHER INFORMATION		15

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

INDEX TO EXHIBITS FOR FORM 10-Q		17

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,459	$16,691
Accounts receivable	72	—
Prepaid expenses	288	273
Other current assets	71	79
Total current assets	14,890	17,043
Property and equipment	347	374
Long-term lease deposits	19	19
Total assets	$15,256	$17,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,592	$1,511
Accrued related party royalties	375	250
Accrued compensation	509	680
Taxes payable	2	—
Deferred revenue	20	—
Total current liabilities	2,498	2,441
Deferred rent	17	16
Total liabilities	2,515	2,457

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 37,120,139 and 37,120,139 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	37	37
Additional paid-in capital	89,618	89,400
Deficit accumulated in the development stage	(76,914)	(74,458)
Total stockholders’ equity	12,741	14,979
Total liabilities and stockholders’ equity	$15,256	$17,436

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Period from Inception (May 21, 1999) to March 31,
(In thousands, except per share amounts)	2007	2006	2007
Revenue:
Collaboration agreement revenue	$59	$—	$59
Grant revenue	—	22	100
Total revenue	59	22	159
Operating expenses:
Research and development(1)	1,813	1,950	61,620
Selling, general and administrative(2)	906	1,209	28,224
Total operating expenses	2,719	3,159	89,844
Operating loss	(2,660)	(3,137)	(89,685)
Interest and other income	204	140	4,364
Loss from continuing operations	(2,456)	(2,997)	(85,321)
Income tax benefit	—	—	8,004
Net loss from continuing operations	(2,456)	(2,997)	(77,317)
Discontinued operations:
Income from discontinued operations	—	—	582
Income tax expense	—	—	(179)
Income from discontinued operations - net	—	—	403
Net loss	$(2,456)	$(2,997)	$(76,914)

Loss per share — basic and diluted:
Net loss per share	$(0.07)	$(0.11)

Weighted average number of common shares outstanding — basic and diluted	37,120	27,361

Non-cash option compensation expense included in operating expenses:
(1) Research and development	78	222
(2) Selling, general and administrative	120	203

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,		Period from Inception (May 21, 1999) to March 31,
(In thousands)	2007	2006	2007
Cash flows used in operating activities:
Net loss from continuing operations	$(2,456)	$(2,997)	$(77,317)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	46	53	1,430
Loss on disposal of assets	—	—	206
Accretion of discount on investments	—	(117)	(891)
Stock compensation expense for options issued to consultants, employees and advisors	198	425	7,224
Issuance of warrants to consultants	—	—	1,282
Changes in operating assets and liabilities:
Accounts receivable	(72)	—	(72)
Prepaid expenses and other current assets	(7)	98	(359)
Notes receivable	—	—	6,569
Other assets	—	—	(19)
Taxes payable	2	3	2
Accounts payable and other current liabilities	106	196	(452)
Accrued related party royalties	125	125	375
Accrued compensation	(171)	140	509
Deferred revenue	20	—	20
Deferred rent	1	2	17
Net cash used in operating activities of continuing operations	(2,208)	(2,072)	(61,476)

Cash flows provided by/(used in) investing activities:
Capital expenditures	(44)	(15)	(1,998)
Proceeds from disposal of assets	—	—	17
Purchases of investments	—	(2,436)	(91,395)
Maturities and sales of investments	—	5,000	92,286
Net cash provided by/(used in) investing activities of continuing operations	(44)	2,549	(1,090)

Cash flows provided by financing activities:
Acquisition of NZ Corporation — cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	20	15	36,581
Proceeds from issuance of warrants	—	—	40
Net cash provided by financing activities of continuing operations	20	15	42,911
Net increase/(decrease) in cash and cash equivalents from continuing operations	(2,232)	492	(19,655)
Cash flows provided by discontinued operations
Operating activities	—	—	38,185
Investing activities	—	—	10,837
Financing activities	—	—	(14,908)
Net cash provided by discontinued operations	—	—-	34,114
Cash and cash equivalents at beginning of period	16,691	1,752	—
Cash and cash equivalents at end of period	$14,459	$2,244	$14,459

	Three Months Ended March 31,		Period from Inception (May 21, 1999) to March 31,
(In thousands)	2007	2006	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax recovered	—	—	(1,473)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)
Fair value of assets acquired (other than cash)	$—	$—	$40,286

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued financing costs	$4	$—	$4

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1:  ORGANIZATION AND BASIS OF PRESENTATION

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, Lipid Sciences, Inc., a Delaware corporation, is referred to as “we,” “the Company” or “Lipid Sciences.”

On November 29, 2001, Lipid Sciences, Inc., a privately-held corporation, merged with and into NZ Corporation, an Arizona corporation.  Immediately after the completion of the merger, NZ Corporation changed its name to Lipid Sciences, Inc.  On June 26, 2002, Lipid Sciences changed its state of incorporation from Arizona to Delaware.  In this Quarterly Report on Form 10-Q, we refer to our former name, NZ Corporation, as “NZ,” and we refer to the merged corporation, Lipid Sciences, Inc., as “Pre-Merger Lipid.”

The Company is engaged in research and development of products and processes intended to treat major medical indications such as cardiovascular disease and viral infections in which lipids, or fat components, play a key role.  Our primary activities since incorporation have been conducting research and development (including pre-clinical studies); conducting a clinical trial; performing business, strategic and financial planning; and raising capital.  Accordingly, the Company is considered to be in the development stage.

In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.  As of March 31, 2007, we had cash and cash equivalents equal to approximately $14.5 million.  We anticipate that existing cash and cash equivalents, in addition to any proceeds received from our current or future licensing partnerships, will provide sufficient working capital for our operations, including our current development projects and clinical trial, to the second half of 2008.  We expect additional capital will be required in the future.  We intend to finance our operations through corporate partnerships, technology licensing, the pursuit of research and development grants, public or private financings, and cash on hand.  However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet our future cash requirements.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission, or SEC, and do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements.  The results for interim periods are not necessarily indicative of the results to be expected for the full year.  The December 31, 2006 balance sheet, as presented, was derived from the audited Consolidated Financial Statements as of December 31, 2006.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

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

	At March 31,
	2007	2006
Stock options	7,203,935	7,285,837
Warrants to purchase common stock	3,365,749	1,624,469
	10,569,684	8,910,306

NOTE 3:  STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” “FAS 123(R),” which requires that we recognize compensation cost relating to share-based payment transactions in our financial statements.  We have adopted FAS 123(R) on a modified prospective basis, which requires that we recognize compensation cost relating to all new awards and to awards modified, repurchased, or cancelled in our financial statements beginning January 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered and were outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after January 1, 2006.  The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” are no longer an alternative to financial statement recognition.  To calculate the excess tax benefits available for use in offsetting potential future tax shortfalls, the Company follows the alternative method discussed in FASB staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”

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

In November 2001, the Company’s Board of Directors approved the 2001 Performance Equity Plan (the “2001 Plan”).  The stockholders approved the Plan on November 29, 2001.  The 2001 Plan allows for the granting of options for up to 5,000,000 shares of common stock to employees, officers, consultants, and Directors.  The number of shares authorized automatically increased on January 1, in each of the calendar years 2002 through 2006 by 500,000 shares of common stock, which was the maximum amount allowable in each year, under the terms of the 2001 Plan.  Stock options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options.  Options may be granted with exercise prices not less than the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors.  All options granted pursuant to the 2001 Plan are to have a term not greater than 10 years from the date of grant.  Options vest as determined by the Board of Directors, generally over four years (but not less than 20% of the total number of shares granted per year).

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

At March 31, 2007, options to purchase an aggregate of 4,735,333 shares of common stock remain available for grant under all the plans.

Other Required FAS 123(R) Disclosures

The following table represents stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	5,799,398	$3.68
Granted	664,000	1.37
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding options at end of period	6,463,398	$3.45	5.91	$754,342
Options expected to vest at end of period	6,211,446	$3.51	5.78	$742,460
Exercisable options at end of period	4,976,895	$3.77	5.02	$703,862

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.84%	4.67%
Expected life of options (in years)	5.00	4.00
Expected volatility	93.9%	97.0%
Expected dividend yield	—	—
Weighted-average grant-date fair value	$1.02	$1.84

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

Total compensation cost for share-based payment arrangements recognized in income for the three month periods ended March 31, 2007 and 2006 is presented in the following table:

	Three Months Ended March 31,
(In thousands)	2007	2006
Employee related compensation cost	$166	$392
Non-employee related compensation cost	32	33
Total compensation cost recognized in income	$198	$425

The total compensation cost related to nonvested awards not yet recognized as of March 31, 2007 was approximately $1,801,000 and the weighted average expected remaining recognition period as of March 31, 2007 was approximately 2.4 years.

We did not receive any gross proceeds in the current quarter since no stock options were exercised.  The intrinsic value of options exercised in the three month periods ended March 31, 2006, was approximately $18,000.  We did not recognize any tax benefit related to these share-based arrangements as we are in a loss position and have a full valuation allowance against our tax benefits.

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

NOTE 5:  RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors.  As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000.  Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000 and 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement.  In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.  We have expensed to research and development approximately $125,000 in both three month periods ended March 31, 2007 and 2006 related to this agreement.  Accrued related party royalties under this agreement were $375,000 and $250,000 at March 31, 2007 and December 31, 2006, respectively.

On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC (“WCA”), an entity beneficially owned by Dr. Brewer, pursuant to which WCA will provide the services of Dr. Brewer as the Company’s Chief Scientific Director.  Dr. Brewer was also appointed Vice Chairman of the Company’s Board of Directors on May 16, 2005, and serves as Chairman of the Company’s Scientific Advisory Board.  The consulting agreement is for a three year term.  As consideration for Dr. Brewer’s services as Chief Scientific Director, we are required to pay WCA annual fees of $395,000.  For both three months periods ended March 31, 2007 and 2006, approximately $99,000 was charged to selling, general and administrative expense for fees related to the consulting agreement.  In addition to the annual fee, we granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement.  For the three month periods ended March 31, 2007 and 2006, approximately $9,000 and $28,000 was recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the consulting agreement.

In connection with the Company’s August 8, 2006 private placement, the Company sold 2,714,817 shares of common stock and warrants exercisable for an additional 814,445 shares to Sterling Pacific Assets, Inc. in exchange for an investment of approximately $3,421,000.  The shares and warrants held by Sterling Pacific Assets, Inc. are deemed beneficially owned by Mr. William Pope, an existing substantial shareholder, and former Director, of the Company.  The shares of common stock and warrants were issued to Sterling Pacific Assets, Inc. on the same terms as those offered to the other participating investors.  Pursuant to the completion of an additional sale of our common stock in December 2006, and the applicable anti-dilution provisions contained in its warrant agreement, Sterling Pacific Assets, Inc. was issued an additional 16,509 warrant shares.

Also in connection with our August 2006 private placement, the Company sold 257,933 shares of common stock for an aggregate investment of approximately $325,000 and warrants exercisable for an additional 77,376 shares of common stock to five members of our Board of Directors: Frank M. Placenti, Bosko Djordjevic, Gary S. Roubin, M.D., Ph.D., S. Lewis Meyer, Ph.D., and H. Bryan Brewer, Jr., M.D.  The shares of common stock and warrants were issued on the same terms as those offered to the other participating investors.  Pursuant to the completion of an additional sale of our common stock in December 2006, and the applicable anti-dilution provisions contained in the warrant agreements, an additional 1,565 warrant shares were issued to Messrs. Placenti, Djordjevic and Drs. Roubin, Meyer and Brewer.  The individual investments made by each Director are listed in the table below.

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

NOTE 6:  INCOME TAX

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 on January 1, 2007, and have not recorded any adjustments as a result of our adoption of the new interpretation.

We have elected to record any potential penalties and interest related to uncertain tax positions as income tax expense.  For the three month period ended March 31, 2007, we did not record any penalties or interest related to uncertain tax positions.  As of March 31, 2007, we did not have any amounts accrued for interest and penalties related to uncertain tax positions.

We are subject to U.S. federal income tax and California state income tax.  For the tax years 2000 through 2006, we are subject to examination at the U.S. federal level and multiple state jurisdiction level.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements concerning plans, objectives, goals, strategies, future events or performance as well as all other statements which are not statements of historical fact.  These statements contain words such as, but not limited to, “believes,” “anticipates,” “expects,” “estimates,” “projects,” “will,” “may” and “might.”  The forward-looking statements contained in this Form 10-Q reflect our current beliefs and expectations on the date of this Form 10-Q.  Actual results, performance or outcomes may differ materially from what is expressed in the forward-looking statements.  We have discussed the important factors, which we believe could cause actual results, performance or outcomes to differ materially from what is expressed in the forward-looking statements, in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2007.  We are not obligated to publicly announce any revisions to these forward-looking statements to reflect a change in facts or circumstances.

You should read the discussion below in conjunction with Part I, Item 1, “Financial Statements,” of this Form 10-Q and Part II, Items 7, 7A and 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures About Market Risk” and “Financial Statements and Supplementary Data,” respectively, of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In December 2005, we filed an Investigational Device Exemption (“IDE”) application with the Center for Devices and Radiological Health of the Food and Drug Administration (“FDA”) for their review.  In January 2006, the FDA granted conditional approval of the IDE to allow us to begin a clinical trial with the Company’s Plasma Delipidation System-2 (“PDS-2”).  We were granted this approval subject to the condition that within 45 days we would submit a response to the questions and observations made by the FDA.  We submitted a response on February 22, 2006, which was within 45 days of receiving conditional approval from the FDA.  In addition, the FDA required us to obtain approval from the Institutional Review Board (“IRB”) of the MedStar Research Institute in Washington, D.C. to begin the trial.

On April 20, 2006, we announced that we received approval from the IRB.  On April 28, 2006 we submitted that approval to the FDA as required.  On June 1, 2006, we announced that the first patient procedure had been completed in the Company’s clinical trial: “A Randomized Single-Blind Placebo Controlled Study to Evaluate the Safety of the Lipid Sciences’ PDS-2 in Subjects with Prior Acute Coronary Syndrome.”  We are recruiting thirty subjects between the ages of 18 and 85 with angiographic evidence of Coronary Artery Disease in the target artery, as defined by at least one lesion with an occlusion between 20-50%.  Each potential participant undergoes an initial screening, which includes a blood panel and intravascular ultrasound (“IVUS”) assessment to determine eligibility for enrollment and randomization into the study.  The trial consists of a total of seven weekly delipidation/re-infusion procedures.  The treatment subjects receive infusions of their own plasma that has been delipidated by the PDS-2 system; the control subjects receive infusions of their own untreated plasma that has not been delipidated.  An IVUS assessment of the participants will also be made at the conclusion of the trial.  The study duration for each participant is approximately ten weeks.  The Company expects to complete the safety/feasibility trial during the second half of 2007 and start the effectiveness trial in early 2008.

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

Results of Continuing Operations — Three Months Ended March 31, 2007 and 2006

Revenue.  We recognized $59,000 in collaboration agreement revenue in the three months ended March 31, 2007.  This collaboration agreement revenue relates to our collaborative research agreement entered into with Elanco in November 2006 and is composed of reimbursable expenses.

We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our HDL Therapy and Viral Immunotherapy platforms.

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory and business development expenses.  Research and development expenses decreased approximately $137,000, or 7%, to $1,813,000 in the three months ended March 31, 2007 from $1,950,000 for the same period in 2006.  This decrease was primarily related to a decrease in stock compensation expense, a decrease in costs related to the clinical trial of our HDL Therapy platform at the Washington Hospital Center in Washington, D.C. and a decrease in non-project specific research and development materials purchases due to our focus on our HDL Therapy and Viral Immunotherapy platforms.  The decrease in our clinical trial expenses was attributed to the fact that the set-up costs incurred in the three months ended March 31, 2006 exceeded the ongoing recruitment and implementation costs incurred in the three months ended March 31, 2007.  Partially offsetting this decrease was an increase in costs associated with the progression of our non-human primate study being conducted at Yerkes National Primate Research Center at Emory University, costs related to our mimetic peptide program and costs related to the initiation of our animal health research in collaboration with Elanco.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  For the three months ended March 31, 2007, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses.  General and administrative expenses decreased approximately $303,000, or 25%, to $906,000 in the three months ended March 31, 2007 from $1,209,000 for the same period in 2006.  This decrease was related primarily to a decrease in employee-related expenses, stock compensation expense and legal expenses.

Interest and Other Income.  Interest and other income for the three months ended March 31, 2007 increased approximately $64,000 or 46%, to $204,000 from $140,000 for the same period in 2006.  The increase was due to higher average cash and investment balances coupled with higher investment yields during the three months ended March 31, 2007.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2,208,000 and $2,072,000 for the three months ended March 31, 2007 and 2006, respectively, resulting primarily from operating losses incurred as adjusted for non-cash compensation charges and partially offset by the payment or accrual of compensation expenses.

Net cash used by investing activities was approximately $44,000 for the three months ended March 31, 2007 and was related to purchases of capital equipment.  The net cash provided by investing activities for the three months ended March 31, 2006 was approximately $2,549,000 and was primarily attributable to the maturity of short-term investments, partially offset by the purchases of short-term investments.

Net cash provided by financing activities was approximately $20,000 and $15,000 for the three month periods ended March 31, 2007 and March 31, 2006, respectively.  The net cash provided by financing activities for the three months ended March 31, 2007 was attributable to an adjustment to offering costs related to the December 2006 private placement of our common stock.  The net cash provided by financing activities for the three months ended March 31, 2006 was primarily attributable to the proceeds received from the exercise of options of our common stock.

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

On December 19, 2006, we completed the private placement of 4,592,591 shares of the Company’s common stock at a price of $1.35 per share, for an aggregate offering price of approximately $6.2 million, to institutional investors.  In connection with the private placement, we also issued warrants to Oppenheimer & Co. Inc., the placement agent in the transaction.  The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section4(2) thereof, since the issuance constituted a sale not involving a public offering.  Following the offering, we filed a Registration Statement on Form S-3 with the SEC on January 5, 2007 to register for resale by the investors and the placement agent the shares of common stock issued in the offering and issuable upon exercise of the warrants.  The registration statement became effective on January 19, 2007.

Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms.  The expected use of funds related to our HDL Therapy platform includes costs associated with conducting our current clinical trial of our PDS-2 device and preparing for future clinical trials of our PDS-2 device, and further development of our HDL Mimetic Peptide program, inclusive of pre-clinical testing.  The expected use of our funds related to our Viral Immunotherapy platform includes costs associated with our non-human primate study.  The results of this study could lead to the initiation of a clinical trial for the treatment of HIV-infected patients, with approval from the FDA, or to an offshore human study in collaboration with a partner.  We expect our principal sources of funds to be cash on hand, proceeds received from public or private financings and any proceeds received from our current or future licensing partnerships.  As of March 31, 2007 we had cash and cash equivalents equal to approximately $14.5 million.  We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects and clinical trial, to the second half of 2008.  We expect additional capital will be required in the future.  The Company continues to consider public or private financings, to plan the formation of strategic development or licensing partnerships, and to explore strategic initiatives.  However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

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

Critical Accounting Policies

The SEC has indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We consider the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates we make.  Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate.  Except for the following accounting policies which changed during the three month period ended March 31, 2007, our critical accounting policies as described in our annual report on our most recent form 10-K remain unchanged:

Revenue Recognition

Our revenues are currently attributed to a collaborative research and licensing agreement with Elanco.  The agreement was entered into during the fourth quarter of 2006 and in exchange for the license, subject to Elanco’s due diligence and sales of products meeting various thresholds, we may receive a technology access fee, milestone payments and royalties, all of which would be recorded as revenue in future periods.

We recognize cost reimbursement revenue under our current collaborative agreement as the related research and development costs are incurred, as provided for under the terms of the agreement.  Any amounts received in advance are recorded as deferred revenue until the related reimbursable research and development costs are incurred.  Our revenue recognition policies related to the Elanco agreement are in accordance with the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”

Income Taxes

As a result of our adoption of FIN 48 on January 1, 2007, we are required to analyze tax positions that we have taken on multiple federal and state income tax returns every reporting period.  Part of this analysis requires that we anticipate the potential judgment of federal and state taxing authorities of our uncertain tax positions, if challenged upon examination.  The potential judgment of various federal and state taxing authorities can be subjective and can differ from our expectations and precedent set, if any, in similar situations.  Additionally, FIN 48 prescribes the use of a measurement technique that incorporates the use of cumulative-probability assessments rather than a “best estimate” approach to measuring and recording uncertain tax positions.  The results of these measurements are likely to differ from amounts ultimately determined by federal and state taxing authorities, if challenged upon examination.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Our significant accounting policies are more fully described in our audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2006, which appear in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk associated with changes in interest rates relates to our investment portfolio.  We maintain an investment portfolio consisting typically of government issued securities, although at March 31, 2007, we do not have any investments on our balance sheet.  When we carry an investment balance, these investments are classified as held-to-maturity and are accounted for at their amortized cost, as per Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

As of March 31, 2007, we did not have any investments on our balance sheet.  Every quarter we evaluate our investment portfolio and follow the guidance of FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to determine if any of our investments are impaired.  We have not booked any impairment charges during 2007 and have concluded that an impairment analysis was not necessary.  Since we held no investments at March 31, 2007, a sensitivity analysis of a 10% change in market interest rates was not performed.

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

Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

ITEM 4T.  CONTROLS AND PROCEDURES

Not applicable.

PART II — OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On June 14, 2006, we received a subpoena from the Office of Inspector General (“OIG”) of the United States Department of Health and Human Services, requesting that we produce certain documents related to H. Bryan Brewer, Jr., M.D., the Vice-Chairman of our Board of Directors and our Chief Scientific Director.  We understand that the inquiry by the OIG relates to limitations on outside activities by the National Institutes of Health (“NIH”) personnel, including Dr. Brewer’s work for the Company during and after his employment by the NIH.  To date, we have produced the requested documents and we will continue to cooperate fully with the investigation.  We do not believe that Dr. Brewer’s work on our behalf violated any of the conflict of interest laws applicable to NIH personnel.  As the investigation is ongoing, we can not predict its outcome or its effect on our business or operations.

In addition to the Item mentioned above, we are from time to time, a party to legal proceedings, which are ordinary and routine to our business.  The outcome of any legal proceeding is uncertain until it is completed.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our 2006 Form 10-K, filed on March 14, 2007.

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

Date: May 10, 2007	Lipid Sciences, Inc.

	By:	/s/ Sandra Gardiner
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

10.1

Amended and Restated Employment Agreement, by and between Lipid Sciences, Inc. and S. Lewis Meyer, Ph.D.  Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2007 and incorporated herein by reference.

10.2

Second Amended and Restated Employment Agreement, by and between Lipid Sciences, Inc. and Sandra Gardiner. Previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2007 and incorporated herein by reference.

10.3

Second Amended and Restated Employment Agreement, by and between Lipid Sciences, Inc. and Dale Richardson. Previously filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2007 and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.