Form 10-Q
period 2007-06-30
LIPID SCIENCES INC/
filed 2007-08-06
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007.

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

Large accelerated filer ☐                                                    Accelerated filer ☐                                              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2007
Common Stock
$0.001 par value	37,124,169

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended June 30, 2007

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, and Cumulative period from Inception (May 21, 1999) to June 30, 2007	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006, and Cumulative period from Inception (May 21, 1999) to June 30, 2007	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
Item 4T.	Controls and Procedures	14
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
SIGNATURES		17
INDEX TO EXHIBITS FOR FORM 10-Q		18

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,133	$16,691
Accounts receivable	127	—
Prepaid expenses	210	273
Other current assets	52	79
Total current assets	12,522	17,043
Property and equipment	321	374
Long-term lease deposits	19	19
Total assets	$12,862	$17,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,509	$1,511
Accrued related party royalties	500	250
Accrued compensation	543	680
Taxes payable	1	—
Deferred revenue	23	—
Total current liabilities	2,576	2,441
Deferred rent	17	16
Total liabilities	2,593	2,457

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 37,124,169 and 37,120,139 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	37	37
Additional paid-in capital	89,893	89,400
Deficit accumulated in the development stage	(79,661)	(74,458)
Total stockholders’ equity	10,269	14,979
Total liabilities and stockholders’ equity	$12,862	$17,436

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (May 21, 1999) to June 30,
	2007	2006	2007	2006	2007
	(In thousands, except per share amounts)
Revenue:
Collaboration agreement revenue	$137	$—	$196	$—	$196
Grant revenue	—	6	—	27	100
Total revenue	137	6	196	27	296
Operating expenses:
Research and development(1)	2,063	1,749	3,876	3,698	63,683
Selling, general and administrative(2)	992	965	1,898	2,174	29,216
Total operating expenses	3,055	2,714	5,774	5,872	92,899
Operating loss	(2,918)	(2,708)	(5,578)	(5,845)	(92,603)
Interest and other income	171	124	375	264	4,535
Loss from continuing operations	(2,747)	(2,584)	(5,203)	(5,581)	(88,068)
Income tax benefit	—	—	—	—	8,004
Net loss from continuing operations	(2,747)	(2,584)	(5,203)	(5,581)	(80,064)
Discontinued operations:
Income from discontinued operations	—	—	—	—	582
Income tax expense	—	—	—	—	(179)
Income from discontinued operations - net	—	—	—	—	403
Net loss	$(2,747)	$(2,584)	$(5,203)	$(5,581)	$(79,661)

Loss per share—basic and diluted:
Net loss per share	$(0.07)	$(0.09)	$(0.14)	$(0.20)

Weighted average number of common shares outstanding—basic and diluted	37,120	27,373	37,120	27,367

Non-cash option compensation expense included in operating expenses:
(1)Research and development	103	(21)	181	201
(2)Selling, general and administrative	167	136	287	339

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		Period from Inception (May 21, 1999) to June 30,
	2007	2006	2007
	(In thousands)
Cash flows used in operating activities:
Net loss from continuing operations	$(5,203)	$(5,581)	$(80,064)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	90	110	1,474
Loss on disposal of assets	3	—	209
Accretion of discount on investments	—	(210)	(891)
Stock compensation expense for options issued to consultants, employees and advisors	468	540	7,494
Issuance of warrants to consultants	—	—	1,282
Changes in operating assets and liabilities:
Accounts receivable	(127)	—	(127)
Prepaid expenses and other current assets	90	209	(262)
Notes receivable	—	—	6,569
Other assets	—	—	(19)
Taxes payable	1	6	1
Accounts payable and other current liabilities	23	(140)	(535)
Accrued related party royalties	250	250	500
Accrued compensation	(137)	20	543
Deferred revenue	23	—	23
Deferred rent	1	4	17
Net cash used in operating activities of continuing operations	(4,518)	(4,792)	(63,786)

Cash flows (used in)/provided by investing activities:
Capital expenditures	(65)	(125)	(2,019)
Proceeds from disposal of assets	—	—	17
Purchases of investments	—	(4,391)	(91,395)
Maturities and sales of investments	—	11,000	92,286
Net cash (used in)/provided by investing activities of continuing operations	(65)	6,484	(1,111)

Cash flows provided by financing activities:
Acquisition of NZ Corporation—cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	25	15	36,586
Proceeds from issuance of warrants	—	—	40
Net cash provided by financing activities of continuing operations	25	15	42,916
Net (decrease)/increase in cash and cash equivalents from continuing operations	(4,558)	1,707	(21,981)
Cash flows provided by discontinued operations:
Operating activities	—	—	38,185
Investing activities	—	—	10,837
Financing activities	—	—	(14,908)
Net cash provided by discontinued operations	—	—	34,114
Cash and cash equivalents at beginning of period	16,691	1,752	—
Cash and cash equivalents at end of period	$12,133	$3,459	$12,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax recovered	—	—	(1,473)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)
Fair value of assets acquired (other than cash)	$—	$—	$40,286

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

In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.  As of June 30, 2007, we had cash and cash equivalents equal to approximately $12.1 million.  We anticipate that existing cash and cash equivalents, in addition to any proceeds received from current or future licensing partnerships, will provide sufficient working capital for our operations, including our current development projects and clinical trial, into the third quarter of 2008.  We expect additional capital will be required in the future.  We intend to finance our operations through corporate partnerships, technology licensing, the pursuit of research and development grants, public or private financings, and cash on hand.  However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet our future cash requirements.

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

	At June 30,
	2007	2006
Stock options	7,317,006	7,378,337
Warrants to purchase common stock	3,365,749	1,468,567
	10,682,755	8,846,904

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

Stock Option Plans

Prior to the merger, we maintained stock-based compensation plans for our employees, consultants and Directors.  The 2000 Stock Option Plan (the “2000 Plan”), adopted by the Board of Directors in May 2000 and approved by stockholders on March 20, 2001, allows for the granting of options for up to 3,118,040 shares of common stock.  Stock options granted under the 2000 Plan may be either incentive stock options or nonstatutory stock options.  Options may be granted with exercise prices not less than the fair market value of the Company’s common stock at the date of grant, as determined by the Board of Directors.  All options granted pursuant to the 2000 Plan are to have a term not greater than 10 years from the date of grant.  Options vest as determined by the Board of Directors, but generally over four years (but not less than 20% of the total number of shares granted per year).

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

In November 2001, the Company’s Board of Directors approved the 2001 Performance Equity Plan (the “2001 Plan”).  The stockholders approved the Plan on November 29, 2001.  The 2001 Plan allows for the granting of options for up to 5,000,000 shares of common stock to employees, officers, consultants, and Directors.  The number of shares authorized automatically increased on January 1, in each of the calendar years 2002 through 2006 by 500,000 shares of common stock, which was the maximum amount allowable in each year, under the terms of the 2001 Plan.  Stock options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options.  Options may be granted with exercise prices not less than the fair market value of the Company’s common stock at the date of grant, as determined by the Board of Directors.  All options granted pursuant to the 2001 Plan are to have a term not greater than 10 years from the date of grant.  Options vest as determined by the Board of Directors, generally over four years (but not less than 20% of the total number of shares granted per year).

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

At June 30, 2007, options to purchase an aggregate of 4,618,232 shares of common stock remain available for grant under all the plans.

Other Required FAS 123(R) Disclosures

The following table represents stock option activity for the three months ended June 30, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	6,463,398	$3.45
Granted	145,000	1.27
Exercised	(4,030)	0.89
Forfeited	(27,899)	2.15
Expired	—	—
Outstanding options at end of period	6,576,469	$3.40	5.75	$1,099,119
Options expected to vest at end of period	6,344,146	$3.46	5.75	$1,061,071
Exercisable options at end of period	5,194,071	$3.75	4.91	$914,431

The following table represents stock option activity for the six months ended June 30, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	5,799,398	$3.68
Granted	809,000	1.36
Exercised	(4,030)	0.89
Forfeited	(27,899)	2.15
Expired	—	—
Outstanding options at end of period	6,576,469	$3.40	5.75	$1,099,119
Options expected to vest at end of period	6,344,146	$3.46	5.75	$1,061,071
Exercisable options at end of period	5,194,071	$3.75	4.91	$914,431

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.92%	5.01%	4.86%	4.73%
Expected life of options (in years)	3.90	3.27	4.74	3.88
Expected volatility	76.97%	85.53%	89.89%	95.17%
Expected dividend yield	—	—	—	—
Weighted-average grant-date fair value	$0.75	$0.95	$0.96	$1.70

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

Total compensation cost for share-based payment arrangements recognized in income for the three and six month periods ended June 30, 2007 and 2006 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Employee related compensation cost	$217	$175	$383	$567
Non-employee related compensation cost	53	(60)	85	(27)
Total compensation cost recognized in income	$270	$115	$468	$540

The total compensation cost related to non-vested awards not yet recognized as of June 30, 2007 was approximately $1,663,000 and the weighted average expected remaining recognition period as of June 30, 2007 was approximately 2.4 years.

We received $3,587 in gross proceeds as a result of 4,030 stock options that were exercised in the six month period ending June 30, 2007.  The intrinsic value of options exercised in the six month periods ended June 30, 2006 and June 30, 2007 was approximately $18,000 and $3,000, respectively.  We did not recognize any tax benefit related to these share-based arrangements as we are in a loss position and have a full valuation allowance against our tax benefits.

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

NOTE 5:  RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors.  As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000.  Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000 and 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement.  In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.  We have expensed to research and development approximately $125,000 in both three month periods ended June 30, 2007 and 2006 related to this agreement.  Accrued related party royalties under this agreement were $500,000 and $250,000 at June 30, 2007 and December 31, 2006, respectively.

On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC (“WCA”), an entity beneficially owned by Dr. Brewer, pursuant to which WCA will provide the services of Dr. Brewer as the Company’s Chief Scientific Director.  Dr. Brewer was also appointed Vice Chairman of the Company’s Board of Directors on May 16, 2005, and serves as Chairman of the Company’s Scientific Advisory Board.  As consideration for Dr. Brewer’s services as Chief Scientific Director, we are required to pay WCA annual fees of $395,000.  For both six month periods ended June 30, 2007 and 2006, approximately $198,000 was charged to selling, general and administrative expense for fees related to the consulting agreement.  In addition to the annual fee, we granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement.  For the three month and six month periods ended June 30, 2007, approximately $5,000 and $14,000, respectively, was recorded as non-cash compensation income related to the stock option awarded to Dr. Brewer under the consulting agreement.  For the three and six month periods ended June 30, 2006, approximately $37,000 and $8,000, respectively, was recorded as non-cash compensation expense related to the stock option awarded to Dr. Brewer pursuant to his consulting agreement.  On July 31, 2007 the consulting agreement was amended to extend the term of the consulting agreement until May 16, 2011.

NOTE 6:  INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 on January 1, 2007, and have not recorded any adjustments as a result of our adoption of the new interpretation.

We have elected to record any potential interest or penalties related to uncertain tax positions as income tax expense.  For the three and six month periods ended June 30, 2007, we did not record any interest or penalties related to uncertain tax positions.  As of June 30, 2007, we did not have any amounts accrued for interest or penalties related to uncertain tax positions.

We are subject to U.S. federal income tax and California state income tax.  For the tax years 2000 through 2006, we are subject to examination at the U.S. federal level and multiple state jurisdiction levels.

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

We intend to finance our operations through corporate partnerships, technology licensing, the pursuit of research and development grants, public or private financings, and cash on hand.  We anticipate that existing cash and cash equivalents, in addition to any proceeds received from current or future licensing partnerships, will provide sufficient working capital for our operations, including our current development projects and clinical trial, into the third quarter of 2008.  In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses.  If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, or otherwise modify our business strategy.

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

On April 20, 2006, we announced that we received approval from the IRB.  On April 28, 2006 we submitted that approval to the FDA as required.  On June 1, 2006, we announced that the first patient procedure had been completed in the Company’s clinical trial: “A Randomized Single-Blind Placebo Controlled Study to Evaluate the Safety of the Lipid Sciences’ PDS-2 in Subjects with Prior Acute Coronary Syndrome.”  We are recruiting thirty subjects between the ages of 18 and 85 with angiographic evidence of Coronary Artery Disease in the target artery, as defined by at least one lesion with an occlusion between 20-50%.  Each potential participant undergoes an initial screening, which includes a blood panel and intravascular ultrasound (“IVUS”) assessment to determine eligibility for enrollment and randomization into the study.  The trial consists of a total of seven weekly delipidation/re-infusion procedures.  The treatment subjects receive infusions of their own plasma that has been delipidated by the PDS-2 system; the control subjects receive infusions of their own untreated plasma that has not been delipidated.  An IVUS assessment of the participants will also be made at the conclusion of the trial.  The study duration for each participant is approximately ten weeks.  In addition to our primary clinical trial site, the Washington Hospital Center, on July 19, 2007 the FDA, approved our request to add three clinical trial sites in the Washington D.C. area to increase the pool of eligible participants.  We expect to complete the safety/feasibility trial by the end of 2007 and begin the effectiveness trial in 2008.

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

On June 7, 2007, we announced that we have developed a synthetic form of HDL that mimics key functions of naturally-occurring human HDL.  Our lead HDL Mimetic Peptide compound, LSI 518P, and a back-up compound have been identified and validated with an extensive battery of in vitro assays.  The lead compound was selected as a result of screenings at multiple external research sites.  In these in vitro tests, the selected mimetic peptide candidates effluxed cholesterol via the ABCA1 transporter metabolic pathway—known to be optimal for removing cholesterol from arterial plaque via the reverse cholesterol transport mechanism—at a rate similar to naturally-occurring HDL.

Results of Continuing Operations—Three Months Ended June 30, 2007 and 2006

Revenue.  We recognized $137,000 in collaboration agreement revenue in the three months ended June 30, 2007.  This collaboration agreement revenue relates to our collaborative research agreement entered into with Elanco in November 2006 and is composed of reimbursable expenses.

We have had no product revenues since our inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our HDL Therapy platform, currently consisting of our PDS-2 system and our HDL Mimetic Peptide program, and Viral Immunotherapy platform which focuses on the removal of the lipid coatings from lipid-enveloped viruses and other lipid-containing infectious agents.

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory and business development expenses.  In the three months ended June 30, 2007, research and development expenses increased approximately $314,000 or 18% to $2,063,000, compared with $1,749,000 in the same three month period in 2006.  This increase was primarily the result of greater stock compensation expense, and an increase in outside R&D expenses related to the enhancement of our PDS-2 system in preparation for our follow-on clinical trial to demonstrate effectiveness, increased effort associated with our HDL Mimetic Peptide program, inclusive of pre-clinical testing, and reimbursable expenses pertaining to our collaborative research agreement with Elanco.  The offsetting revenue received from Elanco is discussed above.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  For the six months ended June 30, 2007, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses.  General and administrative expenses increased approximately $27,000, or 3%, to $992,000 in the three months ended June 30, 2007 from $965,000 for the same period in 2006.  This increase was related primarily to an increase in employee-related expenses, stock compensation expense and consulting expenses, partially offset by a decrease in public company expenses.

Interest and Other Income.  Interest and other income for the three months ended June 30, 2007 increased approximately $47,000 or 38%, to $171,000 from $124,000 for the same period in 2006.  The increase was due to higher average cash and investment balances coupled with higher investment yields during the three months ended June 30, 2007.

Results of Continuing Operations—Six Months Ended June 30, 2007 and 2006

Revenue.  We recognized $196,000 in collaboration agreement revenue in the six months ended June 30, 2007.  This collaborative research agreement revenue relates to our collaborative research agreement entered into with Elanco in November 2006 and is composed of reimbursable expenses.

We have had no product revenues since our inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our HDL Therapy platform, currently consisting of our PDS-2 system and our HDL Mimetic Peptide program, and Viral Immunotherapy platform which focuses on the removal of the lipid coatings from lipid-enveloped viruses and other lipid-containing infectious agents.

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory and business development expenses.  In the six months ended June 30, 2007, research and development expenses increased approximately $178,000 or 5% to $3,876,000, compared with $3,698,000 in the same six month period in 2006.  This increase was primarily the result of an increase in costs related to our Viral Immunotherapy platform pertaining to the progression of our non-human primate study being conducted at Yerkes National Primate Research Center at Emory University and reimbursable costs related to the initiation of our animal health research in collaboration with Elanco.  Additional increases in expenses are attributable to costs associated with our HDL Mimetic Peptide program.  Partially offsetting these increases was a decrease in costs related to the clinical trial of our PDS-2 system at the Washington Hospital Center in Washington, D.C.  The decrease in our clinical trial expenses was attributed to the fact that the set-up costs incurred in the first half of 2006 exceeded the ongoing recruitment and implementation costs incurred through the first half of 2007.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  For the six months ended June 30, 2007, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses.  General and administrative expenses decreased approximately $276,000, or 13%, to $1,898,000 in the six months ended June 30, 2007 from $2,174,000 in the same period in 2006.  This decrease was primarily related to a decrease in employee-related expenses, stock compensation expense and legal expenses.

Interest and Other Income.  Interest and other income for the six months ended June 30, 2007 increased approximately $111,000 or 42%, to $375,000 from $264,000 for the same period in 2006.  The increase was due to higher average cash and investment balances coupled with higher investment yields during the six months ended June 30, 2007.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $4,518,000 and $4,792,000 for the six months ended June 30, 2007 and June 30, 2006, respectively, resulting primarily from operating losses incurred as adjusted for non-cash compensation charges and partially offset by the accrual of related party royalties.

Net cash used in investing activities was approximately $65,000 for the six months ended June 30, 2007 and was related to purchase of capital equipment.  The net cash provided by investing activities for the six months ended June 30, 2006 was approximately $6,484,000 and was primarily attributable to the purchase and subsequent maturities of short-term investments.

Net cash provided by financing activities was approximately $25,000 and $15,000 for the six months ended June 30, 2007 and June 30, 2006, respectively.  The net cash provided by financing activities for these periods was primarily attributable to the proceeds received from the exercise of employee stock options.

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

Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms.  The expected use of funds related to our HDL Therapy platform includes costs associated with conducting our current clinical trial of our PDS-2 system and preparing for future clinical trials of our PDS-2 system, and further development of our HDL Mimetic Peptide program, inclusive of pre-clinical testing.  The expected use of our funds related to our Viral Immunotherapy platform includes costs associated with our non-human primate study.  The results of this study could lead to the initiation of a clinical trial for the treatment of HIV-infected patients, with approval from the FDA, or to an offshore human study in collaboration with a partner.  We expect our principal sources of funds to be cash on hand, proceeds received from public or private financings and any proceeds received from current or future licensing partnerships.  As of June 30, 2007, we had cash and cash equivalents equal to approximately $12.1 million.  We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects and clinical trial, into the third quarter of 2008.  We expect additional capital will be required in the future.  The Company continues to consider public or private financings, to plan the formation of strategic development or licensing partnerships, and to explore strategic initiatives.  However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

Contractual Obligations

Future estimated contractual obligations are:

	2007	2008	2009	2010	2011	Total
	(In thousands)
Operating Leases	$211	$217	$223	$56	$—	$707
Royalty Payments*	500	500	500	500	500	2,500
Total	$711	$717	$723	$556	$500	$3,207

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

Critical Accounting Policies

The SEC has indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We consider the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates we make.  Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate.  Our critical accounting policies are described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk associated with changes in interest rates relates to our investment portfolio.  We maintain an investment portfolio consisting typically of government issued securities, although at June 30, 2007, we do not have any investments on our balance sheet.  When we carry an investment balance, these investments are generally classified as held-to-maturity and are accounted for at their amortized cost, as per Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

As of June 30, 2007, we did not have any investments on our balance sheet.  Every quarter we evaluate our investment portfolio and follow the guidance of FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to determine if any of our investments are impaired.  We have not booked any impairment charges during 2007 and have concluded that an impairment analysis was not necessary.  Since we held no investments at June 30, 2007, a sensitivity analysis of a 10% change in market interest rates was not performed.

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

PART II—OTHER INFORMATION

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

Please refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007, which discloses legal proceedings involving the Company.

ITEM 1A.  RISK FACTORS

Our 2006 Form 10-K, filed on March 14, 2007, includes a detailed discussion of our risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in that Form 10-K.

Our future pre-clinical animal studies and clinical trials may be delayed or unsuccessful.

Our future success depends in large part upon the results of pre-clinical animal studies and clinical trials designed to assess the safety and effectiveness of our potential product indications.  The ultimate results of pre-clinical animal studies or clinical trials cannot be predicted with accuracy and can be impacted by many variables.  We cannot be sure whether planned pre-clinical animal studies or clinical trials will begin on time or will be completed on schedule or at all.  Delay or failure to complete pre-clinical animal studies or clinical trials may delay or prevent us from bringing products to market, which would materially harm our business, financial condition and results of operations.  For example, any of our future pre-clinical animal studies or clinical trials might be delayed in their initiation or performance, or even halted after initiation because:

•                  additional extensive pre-clinical animal studies are required by the regulatory authorities to demonstrate the safety of the product or process technology;

•                  the data generated by the pre-clinical animal studies do not indicate to the regulatory authorities that there is a sufficient margin of safety;

•                  the potential clinical benefit from the product or process cannot be effectively demonstrated through the pre-clinical animal studies;

•                  the relevant regulatory requirements for initiating and maintaining an application for a clinical trial cannot be met;

•                  the product or process is not effective, or physicians perceive that the product or process is not effective;

•                  patients experience severe side effects during treatment or possibly even death as a result of the treatment;

•                  patients die during a clinical trial because their disease is too advanced or because they experience medical problems that are not related to the product or process being studied;

•                  patients do not enroll in the clinical trials at the rate we expect; or

•                  the discovery by us, during the course of the clinical trial, of deficiencies in the way the clinical trial is being conducted by the clinical trial investigators that raise questions as to whether the clinical trial is being conducted in conformity with the relevant regulatory authorities’ regulations or Good Clinical Practice.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2007, the Company held its annual meeting of stockholders.  As of April 9, 2007, the record date for the annual meeting, there were 37,120,139 shares of common stock of the Company issued and outstanding and entitled to vote at the annual meeting.  The following item was submitted to a vote of the stockholders:

To elect one Class I member currently serving on the Board of Directors to a two year term:

	Votes for	Votes Withheld
John E. Crawford	27,204,303	83,800

To elect three Class II members currently serving on the Board of Directors to a three year term:

	Votes for	Votes Withheld
H. Bryan Brewer, Jr., M.D.	27,205,703	82,400
Frank M. Placenti	27,209,739	78,364
Bosko Djordjevic	27,199,039	89,064

To elect one Class III member to a one year term:

	Votes for	Votes Withheld
Stephen E. Renneckar	27,208,087	80,016

As a result, John E. Crawford, H. Bryan Brewer, Jr., M.D., Frank M. Placenti, Bosko Djordjevic, and Stephen E. Renneckar were elected as Directors of the Company.  The following incumbent members continue to serve on the Board of Directors:  Gary S. Roubin, M.D., Ph.D. (Class III) and S. Lewis Meyer, Ph.D. (Class I).

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)          Exhibits - See Exhibit Index, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2007	Lipid Sciences, Inc.

	By:	/s/ Sandra Gardiner
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