Form 10-Q
period 2007-09-30
LIPID SCIENCES INC/
filed 2007-11-13
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007.

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

Large accelerated filer ☐	Accelerated filer ☐	Non - accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at October 31, 2007
Common Stock
$0.001 par value	37,125,348

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended September 30, 2007

TABLE OF CONTENTS

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and Cumulative period from Inception (May 21, 1999) to September 30, 2007	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and Cumulative period from Inception (May 21, 1999) to September 30, 2007	3

	Notes To Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION		15

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

INDEX TO EXHIBITS FOR FORM 10-Q		18

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share amounts)	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,167	$16,691
Accounts receivable	96	—
Prepaid expenses	262	273
Other current assets	36	79
Total current assets	9,561	17,043
Property and equipment	298	374
Long-term lease deposits	19	19
Total assets	$9,878	$17,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,045	$1,511
Accrued related party royalties	125	250
Accrued compensation	573	680
Total current liabilities	2,743	2,441
Deferred rent	17	16
Total liabilities	2,760	2,457

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 37,125,348 and 37,120,139 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	37	37
Additional paid-in capital	90,081	89,400
Deficit accumulated in the development stage	(83,000)	(74,458)
Total stockholders’ equity	7,118	14,979
Total liabilities and stockholders’ equity	$9,878	$17,436

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (May 21, 1999) to September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006	2007
Revenue:
Collaboration agreement revenue	$106	$—	$302	$—	$302
Grant revenue	—	10	—	37	100
Total revenue	106	10	302	37	402
Operating expenses:
Research and development(1)	2,596	2,033	6,472	5,733	66,279
Selling, general and administrative (2)	986	1,038	2,884	3,211	30,202
Total operating expenses	3,582	3,071	9,356	8,944	96,481
Operating loss	(3,476)	(3,061)	(9,054)	(8,907)	(96,079)
Interest and other income	137	149	512	414	4,672
Loss from continuing operations	(3,339)	(2,912)	(8,542)	(8,493)	(91,407)
Income tax benefit	—	—	—	—	8,004
Net loss from continuing operations	(3,339)	(2,912)	(8,542)	(8,493)	(83,403)
Discontinued operations:
Income from discontinued operations	—	—	—	—	582
Income tax expense	—	—	—	—	(179)
Income from discontinued operations - net	—	—	—	—	403
Net loss	$(3,339)	$(2,912)	$(8,542)	$(8,493)	$(83,000)

Loss per share – basic and diluted:
Net loss per share	$(0.09)	$(0.10)	$(0.23)	$(0.30)
Weighted average number of common shares outstanding – basic and diluted	37,124	30,250	37,122	28,328

Non-cash option compensation expense included in operating expenses:
(1) Research and development	57	77	238	278
(2) Selling, general and administrative	130	112	417	451

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,		Period from Inception (May 21, 1999) to September 30,
(In thousands)	2007	2006	2007
Cash flows used in operating activities:
Net loss from continuing operations	$(8,542)	$(8,493)	$(83,403)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	129	162	1,513
Loss on disposal of assets	8	—	214
Accretion of discount on investments	—	(265)	(891)
Stock compensation expense for options issued to consultants, employees and advisors	655	729	7,681
Issuance of warrants to consultants	—	—	1,282
Changes in operating assets and liabilities:
Accounts receivable	(96)	—	(96)
Prepaid expenses and other current assets	54	150	(298)
Notes receivable	—	—	6,569
Other assets	—	—	(19)
Accounts payable and other current liabilities	556	157	(2)
Accrued related party royalties	(125)	(125)	125
Accrued compensation	(107)	21	573
Deferred rent	1	5	17
Net cash used in operating activities of continuing operations	(7,467)	(7,659)	(66,735)

Cash flows (used in)/provided by investing activities:
Capital expenditures	(83)	(132)	(2,037)
Proceeds from disposal of assets	—	—	17
Purchases of investments	—	(4,391)	(91,395)
Maturities and sales of investments	—	15,500	92,286
Net cash (used in)/provided by investing activities of continuing operations	(83)	10,977	(1,129)

Cash flows provided by financing activities:
Acquisition of NZ Corporation – cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	26	6,079	36,587
Proceeds from issuance of warrants	—	—	40
Net cash provided by financing activities of continuing operations	26	6,079	42,917

Net (decrease)/increase in cash and cash equivalents from continuing operations	(7,524)	9,397	(24,947)
Cash flows provided by discontinued operations:
Operating activities	—	—	38,185
Investing activities	—	—	10,837
Financing activities	—	—	(14,908)

Net cash provided by discontinued operations	—	—	34,114
Cash and cash equivalents at beginning of period	16,691	1,752	—
Cash and cash equivalents at end of period	$9,167	$11,149	$9,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax recovered	—	—	(1,473)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)
Fair value of assets acquired (other than cash)	$—	$—	$40,286

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued financing costs	$—	$88	$—

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

In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. As of September 30, 2007, we had cash and cash equivalents equal to approximately $9.2 million. We anticipate that existing cash and cash equivalents, in addition to any proceeds received from current or future licensing partnerships, will provide sufficient working capital for our operations, including our current development projects and clinical trial, into the third quarter of 2008. Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Actual results could vary significantly. We have based this estimate on current assumptions that may prove to be wrong, and we could, utilize our available capital resources sooner than we currently expect. We expect additional capital will be required in the future. We intend to finance our operations through corporate partnerships, technology licensing, the pursuit of research and development grants, public or private financings, and cash on hand. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet our future cash requirements.

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

	At September 30,
	2007	2006
Stock options	7,263,726	6,859,128
Warrants to purchase common stock	3,365,749	3,076,552
	10,629,475	9,935,680

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

In November 2001, the Company’s Board of Directors approved the 2001 Performance Equity Plan (the “2001 Plan”). The stockholders approved the Plan on November 29, 2001. The 2001 Plan allows for the granting of options for up to 7,500,000 shares of common stock to employees, officers, consultants, and Directors. Stock options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options. Options may be granted with exercise prices not less than the fair market value of the Company’s common stock at the date of grant, as determined by the Board of Directors. All options granted pursuant to the 2001 Plan are to have a term not greater than 10 years from the date of grant. Options vest as determined by the Board of Directors, generally over four years (but not less than 20% of the total number of shares granted per year).

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

At September 30, 2007, options to purchase an aggregate of 4,670,333 shares of common stock remain available for grant under all the plans.

Other Required FAS 123(R) Disclosures

The following table represents stock option activity for the three months ended September 30, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	6,576,469	$3.40
Granted	—	—
Exercised	(1,179)	0.89
Forfeited	—	—
Expired	(52,101)	3.82
Outstanding options at end of period	6,523,189	$3.40	5.52	$376,974
Options expected to vest at end of period	6,188,824	$3.47	5.34	$376,974
Exercisable options at end of period	5,201,793	$3.75	4.68	$376,974

The following table represents stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	5,799,398	$3.68
Granted	809,000	1.36
Exercised	(5,209)	0.89
Forfeited	(27,899)	2.15
Expired	(52,101)	3.82
Outstanding options at end of period	6,523,189	$3.40	5.52	$376,974
Options expected to vest at end of period	6,188,824	$3.47	5.34	$376,974
Exercisable options at end of period	5,201,793	$3.75	4.68	$376,974

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007(1)	2006	2007	2006
Risk-free interest rate	—	4.56%	4.86%	4.72%
Expected life of options (in years)	—	5.00	4.74	3.92
Expected volatility	—	94.75%	89.89%	95.20%
Expected dividend yield	—	—	—	—
Weighted-average grant-date fair value	—	$1.20	$0.96	$1.68

(1) No options were granted during the three months ended September 30, 2007.

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

Total compensation cost for share-based payment arrangements recognized in income for the three and nine month periods ended September 30, 2007 and 2006 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Employee related compensation cost	$181	$145	$564	$712
Non-employee related compensation cost	6	44	91	17
Total compensation cost recognized in income	$187	$189	$655	$729

The total compensation cost related to non-vested awards not yet recognized as of September 30, 2007 was approximately $1,344,000 and the weighted average expected remaining recognition period as of September 30, 2007 was approximately 2.2 years.

We received $4,636 in gross proceeds as a result of the exercise of options to purchase 5,209 shares of our common stock in the nine month period ending September 30, 2007. The intrinsic value of options exercised in the nine month periods ended September 30, 2006 and September 30, 2007 was approximately $17,500 and $3,300, respectively. We did not recognize any tax benefit related to these share-based arrangements as we are in a loss position and have a full valuation allowance against our tax benefits.

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

NOTE 5:  RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000 and 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement. In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham. In each of the three and nine month periods ending September 30, 2007 and 2006, we expensed to research and development $125,000 and $375,000, respectively, related to this agreement. Accrued related party royalties under this agreement were $125,000 and $250,000 at September 30, 2007 and December 31, 2006, respectively.

On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC (“WCA”), an entity beneficially owned by Dr. Brewer, pursuant to which WCA will provide the services of Dr. Brewer as the Company’s Chief Scientific Director. Dr. Brewer was also appointed Vice Chairman of the Company’s Board of Directors on May 16, 2005, and serves as Chairman of the Company’s Scientific Advisory Board. As consideration for Dr. Brewer’s services as Chief Scientific Director, we are required to pay WCA annual fees of $395,000. For both nine month periods ended September 30, 2007 and 2006, approximately $296,000 was charged to selling, general and administrative expense for fees related to the consulting agreement. In addition to the annual fee, we granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement. For the three month period ended September 30, 2007, approximately $6,000 was recorded as non-cash compensation income related to the stock option awarded to Dr. Brewer under the consulting agreement. For the nine month period ended September 30, 2007, approximately $8,000 was recorded as non-cash compensation expense related to the stock option awarded to Dr. Brewer under the consulting agreement. For the three and nine month periods ended September 30, 2006, approximately $30,000 and $22,000, respectively, was recorded as non-cash compensation expense related to the stock option awarded to Dr. Brewer pursuant to his consulting agreement. On July 31, 2007 the consulting agreement was amended to extend the term of the consulting agreement until May 16, 2011.

NOTE 6:  INCOME TAXES

The Company's effective tax rate was zero for the nine months ended September 30, 2007 and 2006. The effective tax rate was calculated using an estimate of our expected annual pretax income for 2007. The effective tax rate for 2007 differed from the statutory federal income tax rate primarily due to additional valuation allowance provided.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The company has established a valuation allowance against its net operating loss carryforward and credits due to uncertainty of realizing future benefits.

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

We have elected to record any potential interest or penalties related to uncertain tax positions as income tax expense. For the three and nine month periods ended September 30, 2007, we did not record any interest or penalties related to uncertain tax positions. As of September 30, 2007, we did not have any amounts accrued for interest or penalties related to uncertain tax positions.

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

On April 20, 2006, we announced that we received approval from the IRB. On April 28, 2006 we submitted that approval to the FDA as required. On June 1, 2006, we announced that the first patient procedure had been completed in the Company’s clinical trial: “A Randomized Single-Blind Placebo Controlled Study to Evaluate the Safety of the Lipid Sciences’ PDS-2 in Subjects with Prior Acute Coronary Syndrome.”  We are recruiting thirty subjects between the ages of 18 and 85 with angiographic evidence of Coronary Artery Disease in the target artery, as defined by at least one lesion with an occlusion between 20-50%. Each potential participant undergoes an initial screening, which includes a blood panel and intravascular ultrasound (“IVUS”) assessment to determine eligibility for enrollment and randomization into the study. The trial consists of a total of seven weekly delipidation/re-infusion procedures. The treatment subjects receive infusions of their own plasma that has been delipidated by the PDS-2 system; the control subjects receive infusions of their own untreated plasma that has not been delipidated. An IVUS assessment of the participants will also be made at the conclusion of the trial. The study duration for each participant is approximately ten weeks. In addition to our primary clinical trial site, the Washington Hospital Center, on July 19, 2007 the FDA, approved our request to add three clinical trial sites in the Washington D.C. area to increase the pool of eligible participants. We expect to report results from the safety/feasibility HDL Selective Delipidation clinical trial in early 2008.

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

On June 7, 2007, we announced that we have developed a synthetic form of HDL that mimics key functions of naturally-occurring human HDL. Our lead HDL Mimetic Peptide compound, LSI-518P, and a back-up compound have been identified and validated with an extensive battery of in vitro assays. The lead compound was selected as a result of screenings at multiple external research sites. In these in vitro tests, the selected mimetic peptide candidates effluxed cholesterol via the ABCA1 transporter metabolic pathway—known to be optimal for removing cholesterol from arterial plaque via the reverse cholesterol transport mechanism—at a rate similar to naturally-occurring HDL.

On September 20, 2007, we announced the timing of plans to complete certain critical path items prior to the end of 2007. Among these items is the completion of our Apo E Mouse Study. Using a well-accepted animal model, this study is designed to demonstrate the effectiveness of our lead HDL Mimetic Peptide compound, LSI-518P, in reducing the progression of atherosclerosis. We also announced our intention to initiate an additional animal study in November 2007 to demonstrate the anti-inflammatory properties of LS1-518P. In addition, we announced two other activities for planned completion before year end. One is the conclusion of pre-clinical studies related to the development of a therapeutic vaccine for HIV as part of our Viral Immunotherapy platform. The other is obtaining results of the “proof of concept” study to develop a preventive vaccine for food animals as part of our collaborative research and license agreement with Elanco Animal Health, a division of Eli Lilly and Company.

Results of Continuing Operations – Three Months Ended September 30, 2007 and 2006

Revenue. We recognized $106,000 in collaboration agreement revenue in the three months ended September 30, 2007. This collaboration agreement revenue relates to our collaborative research agreement entered into with Elanco in November 2006 and is comprised of reimbursable expenses.

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

Research and Development Expenses. Research and development expenses include applied and scientific research, regulatory and business development expenses. In the three months ended September 30, 2007, research and development expenses increased approximately $563,000 or 28% to $2,596,000, compared with $2,033,000 in the same three month period in 2006. This increase was primarily the result of the initiation of a series of in vitro and in vivo studies for our HDL Mimetic Peptide program. Additional increases were also noted in outside R&D expenses related to the enhancement of our PDS-2 system in preparation for our follow-on clinical trial to demonstrate the clinical effectiveness of our PDS-2 system, costs related to our Viral Immunotherapy platform pertaining to our non-human primate study being conducted at Yerkes National Primate Research Center at Emory University, and reimbursable expenses pertaining to our collaborative research agreement with Elanco. The offsetting revenue received from Elanco is discussed above. Research and development expense accounted for approximately 72% of total operating expenses for the three months ended September 30, 2007.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment. Accordingly, we do not separately track the costs for each of our research projects on a product-by-product basis. For the three months ended September 30, 2007, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses. General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses. General and administrative expenses decreased approximately $52,000, or 5%, to $986,000 in the three months ended September 30, 2007 from $1,038,000 for the same period in 2006. This decrease was related primarily to the absence of any legal expenses relating to an inquiry we received in June 2006 from the Office of Inspector General of the United States Department of Health and Human Services.

Interest and Other Income. Interest and other income for the three months ended September 30, 2007 decreased approximately $12,000 or 8%, to $137,000 from $149,000 for the same period in 2006. The decrease was due to lower average cash and investment balances coupled with relatively flat investment yields during the three months ended September 30, 2007.

Results of Continuing Operations – Nine Months Ended September 30, 2007 and 2006

Revenue. We recognized $302,000 in collaboration agreement revenue in the nine months ended September 30, 2007. This collaborative research agreement revenue relates to our collaborative research agreement entered into with Elanco in November 2006 and is comprised of reimbursable expenses.

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

Research and Development Expenses. Research and development expenses include applied and scientific research, regulatory and business development expenses. In the nine months ended September 30, 2007, research and development expenses increased approximately $739,000 or 13% to $6,472,000, compared with $5,733,000 in the same nine month period in 2006. This increase was primarily the result of ramp up of our HDL Mimetic Peptide program, inclusive of in vitro and in vivo studies, and an increase in costs related to our Viral Immunotherapy platform which pertains to our non-human primate study conducted at Yerkes National Primate Research Center at Emory University. Also contributing to the increase of expenses were outside R&D costs related to the enhancement of our PDS-2 system in preparation for our follow-on clinical trial, and reimbursable costs related to the initiation of our animal health research in collaboration with Elanco. Partially offsetting these increases was a decrease in costs related to the clinical trial of our PDS-2 system at the Washington Hospital Center in Washington, D.C. The decrease in clinical trial expenses was attributed to the fact that the set-up, recruitment, and implementation costs incurred during the same period last year, exceeded the ongoing recruitment and implementation costs incurred thus far in 2007. Research and development expense accounted for approximately 69% of total operating expenses for the nine months ended September 30, 2007.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment. Accordingly, we do not separately track the costs for each of our research projects on a product-by-product basis. For the nine months ended September 30, 2007, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses. General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses. General and administrative expenses decreased approximately $326,000, or 10%, to $2,885,000 in the nine months ended September 30, 2007 from $3,211,000 in the same period in 2006. This decrease was primarily related to a decrease in employee-related expenses, non-cash stock compensation expense and legal expenses.

Interest and Other Income. Interest and other income for the nine months ended September 30, 2007 increased approximately $98,000 or 24%, to $512,000 from $414,000 for the same period in 2006. The increase was due to higher average cash and investment balances coupled with higher investment yields during the nine months ended September 30, 2007.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $7,467,000 and $7,659,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively, resulting primarily from operating losses incurred as adjusted for non-cash compensation charges and partially offset by an increase in accounts payable primarily related to accrued costs and invoices received for various pre-clinical studies and the accrual of related party royalties.

Net cash used in investing activities was approximately $83,000 for the nine months ended September 30, 2007 and was related to purchase of capital equipment. The net cash provided by investing activities for the nine months ended September 30, 2006 was approximately $10,977,000 and was primarily attributable to the purchase and subsequent maturities of short-term investments.

Net cash provided by financing activities was approximately $26,000 and $6,079,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The net cash provided by financing activities for the nine months ended September 30, 2007 was primarily attributable to the proceeds received from the exercise of employee stock options. The net cash provided by financing activities for the nine months ended September 30, 2006 was primarily attributable to the proceeds, net of issuance costs paid, received from the private placement of our common stock on August 8, 2006.

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

Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms. The expected use of funds related to our HDL Therapy platform includes costs associated with conducting our current clinical trial of our PDS-2 system and preparing for future clinical trials of our PDS-2 system, and further development of our HDL Mimetic Peptide program, inclusive of pre-clinical testing. The expected use of our funds related to our Viral Immunotherapy platform includes costs associated with our non-human primate study. The results of this study are anticipated to support submission of grant applications to further process development efforts leading to an Investigational New Drug (“IND”) application with the FDA for the treatment of HIV-infected patients. We expect our principal sources of funds to be cash on hand, proceeds received from public or private financings and any proceeds received from current or future licensing partnerships. As of September 30, 2007, we had cash and cash equivalents equal to approximately $9.2 million. We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects and clinical trial, into the third quarter of 2008. We expect additional capital will be required in the future. The Company continues to consider public or private financings, to plan the formation of strategic development or licensing partnerships, and to explore strategic initiatives. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk associated with changes in interest rates relates to our investment portfolio. We maintain an investment portfolio consisting typically of government issued securities, although at September 30, 2007, we do not have any investments on our balance sheet. When we carry an investment balance, these investments are generally classified as held-to-maturity and are accounted for at their amortized cost, as per Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

As of September 30, 2007, we did not have any investments on our balance sheet. Every quarter we evaluate our investment portfolio and follow the guidance of FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to determine if any of our investments are impaired. We have not booked any impairment charges during 2007 and have concluded that an impairment analysis was not necessary. Since we held no investments at September 30, 2007, a sensitivity analysis of a 10% change in market interest rates was not performed.

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

Date: November 13, 2007	Lipid Sciences, Inc.

	By:	/s/ Sandra Gardiner
Sandra Gardiner
Chief Financial Officer*

*Signing on behalf of the Registrant as a duly authorized officer and as the Principal Financial Officer of the Registrant

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002 and incorporated herein by reference.

3.2	Bylaws, as amended. Previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 2007 and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.