Form 10-K
period 2007-12-31
LIPID SCIENCES INC/
filed 2008-03-28
CIK 71478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $44,365,902 as of June 29, 2007 (based on the last trading price on June 29, 2007, as reported on the The Nasdaq Stock Market).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at February 29, 2008
Common Stock $0.001 par value	37,125,348

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement relating to the registrant's 2008 Annual Meeting of Stockholders, to be held on June 11, 2008, are incorporated by reference into Part III of this Form 10-K where indicated.

LIPID SCIENCES, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

Table of Contents

EXPLANATORY NOTES

        In this Annual Report on Form 10-K, unless the context otherwise requires, Lipid Sciences, Inc., a Delaware corporation, is referred to as "we," "the Company" or "Lipid Sciences."

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

        The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition, because the stockholders of Pre-Merger Lipid owned the majority of the Company's common stock immediately after the merger. Pre-Merger Lipid was considered the acquiror for accounting and financial reporting purposes. Accordingly, all financial information prior to 2001 included in this report reflects only Pre-Merger Lipid's information. Consequently, we sometimes also refer to Pre-Merger Lipid as "we" or "the Company." In addition, all share numbers, purchase prices per share, and exercise prices relating to Pre-Merger Lipid securities are shown on a post-merger basis after adjusting such numbers and prices to reflect the exchange ratio in the merger, with the exception of share amounts included in the Statement of Stockholders' Equity for the period ended December 31, 2000 to November 29, 2001, the date of the merger, and certain common stock, share, and per share amounts as of December 31, 2000, specifically referenced in Note 7 of the Consolidated Financial Statements.

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

  •
  our reliance on key suppliers to provide the material necessary to conduct successful pre-clinical and clinical studies;

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

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are a development-stage biotechnology company engaged in research and development of products and processes intended to treat major medical indications such as cardiovascular disease and viral infections in which lipids, or fat components, play a key role. Lipids are a part of every human living cell and are commonly bound to proteins which are transported throughout the body. We focus on applications of our technologies in two main areas: cardiovascular disease, using our HDL Therapy platform, and viral infections, using our Viral Immunotherapy platform. HDL Therapy focuses on developing treatments for the reversal of atherosclerosis, which is the leading cause of heart attacks, strokes and peripheral vascular disease. Our Viral Immunotherapy platform focuses on treatments for people suffering from conditions caused by lipid-enveloped viruses such as HIV, Hepatitis B and Hepatitis C. Additionally, we conduct investigational research into other applications of our technologies and continue to secure additional intellectual property rights in these areas.

        Our HDL Therapy platform (HDL Mimetic Peptides and HDL Selective Delipidation) seeks to develop potential treatments for the reversal of atherosclerosis, a systemic disease of blood vessels, caused by the build-up of cholesterol-filled plaques in the vascular system and, most critically, in the coronary arteries. If left untreated, these plaques are highly vulnerable to rupture and to blood clot formation, which can result in a fatal myocardial infarction (heart attack). Regression of such plaques may have a major impact on reducing the risk of acute coronary events and strokes.

        Our Viral Immunotherapy platform focuses on the removal of lipid coatings from lipid-enveloped viruses and other lipid-containing infectious agents by the application of Lipid Sciences' delipidation technologies. It is believed that removing the virus' protective lipid coating enhances the processing and presentation of viral proteins to stimulate the body's immune system to effectively fight the disease.

        Our HDL Selective Delipidation and Viral Immunotherapy technologies are based on patented processes that selectively and rapidly remove lipids, such as cholesterol, from targeted lipoproteins or viruses circulating in blood plasma without disrupting the non-targeted plasma proteins function. Our processes of lipid removal, known as delipidation, potentially improve the disease condition by enhancing the body's natural ability to heal itself. We believe that our unique delipidation processes have the potential for a far-reaching impact on human and animal health. In addition, we have expanded our HDL Therapy platform with a new development program in the field of HDL mimetic peptides. HDL mimetic peptides consist of a unique sequence of amino acids that mimic the critical functional characteristics of Apolipoprotein A-I ("ApoA-I"), the key protein component of high-density lipoproteins ("HDL"), or "good cholesterol."

        Our primary activities since incorporation have been conducting research and development (including pre-clinical studies); conducting a clinical trial; performing business, strategic and financial planning; and raising capital. Accordingly, the Company is considered to be in the development stage.

Cardiovascular Disease

        Cardiovascular disease is a major cause of death in the industrialized countries of the world. Atherosclerosis, the primary cause of heart disease and stroke, is a disease of the arteries. Atherosclerosis refers to the slow and continuous build-up of cholesterol-laden plaque in arterial walls. Over decades, this build-up may result in the blockage or reduction of blood flow through arteries, particularly those which deliver blood to the heart and the brain. A rupture of such a cholesterol-laden plaque may also result in a sudden reduction in blood flow leading to a series of symptoms described as acute coronary syndrome ("ACS") if these symptoms occur in the heart, or stroke if the occurrence is in the brain. If left untreated, these plaques can have debilitating or even fatal effects.

        Researchers believe that high cholesterol, especially high concentrations of low-density lipoprotein ("LDL") cholesterol, plays a key role in the occurrence and development of atherosclerosis. Low-density lipoproteins are referred to as "bad cholesterol" because these particles carry cholesterol in the blood and deposit it in body tissue and in blood vessel walls. Through the process of reverse cholesterol transport, HDL removes excess cholesterol from tissues and vessel walls and carries it to the liver where it is eliminated from the body. A high LDL-to-HDL cholesterol ratio leads to the build-up of lipid-rich plaques in the arterial walls. These plaques are highly vulnerable to rupture and blood clot formation. Serious adverse cardiac events, such as angina pectoris (chest pain) and myocardial infarction, can occur if a blood clot forms from the rupture of a so-called "vulnerable plaque", reducing or preventing blood flow to the heart muscle. Conversely, regression or stabilization of such plaques could reduce the risk of such acute coronary events. Proper diet, exercise, and drug therapy may help lower the amount of LDL cholesterol in the blood and therefore may reduce the progression of this disease. However, we believe that current treatments for atherosclerosis have not been demonstrated to substantially reverse the disease.

        According to the American Heart Association, cardiovascular disease is the leading cause of death among American men and women. Currently, almost 16 million people have been diagnosed with coronary heart disease and nearly six million people have suffered a stroke in the United States. Additionally, peripheral arterial disease affects 10 million Americans. Each year, approximately 1.4 million people suffer from acute coronary syndrome and more than 700,000 experience a stroke in the United States. The limitations of treating this disease with more traditional methods like diet, exercise, and drug therapy led to the development and widespread use of interventional procedures, such as balloon angioplasty therapy with stent placement, and coronary artery bypass surgery, known as surgical revascularization. These interventional procedures have high attendant costs and clinical complications associated with them. Physicians, however, often resort to these procedures in order to save, prolong or improve the quality of life of their patients.

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

        Following the initial diet and exercise regimen, treatments are either short-term solutions, termed "acute" by physicians, or long-term solutions, termed "chronic." Physicians reserve acute treatments for more life-threatening cardiovascular conditions, such as ischemia, a condition where there is a shortage of oxygen-rich blood available to the heart, or portions of the heart. In contrast, chronic treatments focus on preventing cardiovascular disease from growing worse. Acute treatments usually involve costly interventional surgical procedures, while chronic treatments utilize drugs, usually in tablet or pill form, requiring drug compliance over a long period of time.

        Acute Treatments.    Acute treatments are required when blood flow to the heart muscle is severely restricted and the patient is at immediate risk for further complications. Common invasive procedures used to restore blood flow are angioplasty with stents and coronary artery bypass graft surgery. In angioplasty, a thin flexible tube with an inflatable balloon at its end is positioned in the artery at the point of blockage. During the procedure, the balloon inflates to push aside the plaque that causes the blockage, resulting in a reopening of the artery to allow greater blood flow. Frequently, a cardiologist reinforces the newly opened artery with a wire-mesh cylinder called a stent. In bypass surgery, the cardiologist redirects blood flow around the blocked arteries by grafting a healthy vessel removed from another location in the patient.

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

        Our HDL Mimetic Peptide technology provides synthetic ApoA-I-like particles designed to remove cholesterol from patients' arteries. The process of the removal of excess cholesterol from the arterial wall by HDL is referred to as reverse cholesterol transport. If successful, our HDL Therapy may be able to reverse the deposition of arterial plaque that occurs in the course of a human's life. Our HDL Selective Delipidation technology selectively removes lipids from lipoproteins such as HDL in the bloodstream. These delipidated HDL particles pick up excess lipids from the artery walls more efficiently than undelipidated HDL and transport the lipids to the liver. The lipids are then processed and excreted naturally from the body.

        HDL Mimetic Peptides.    Lipid Sciences' HDL Mimetic Peptide program is focused on the development of novel peptides that mimic some of the most important functional properties of HDL and its major protein, ApoA-I. We have developed several peptides with multiple configurations to provide the desired properties of HDL and ApoA-I. Our HDL mimetic peptides are expected to be administered as an infusion whereby a patient comes into a patient-care setting, such as a physician's office, and receives a series of infusions over several weeks. After each treatment, the patient returns to his or her normal activities. Lipid Sciences also plans to examine the feasibility of creating an oral preparation of its peptides.

        The Company has identified a lead candidate (LSI-518P) from among the peptides we have developed. LSI-518P has demonstrated in vitro results for both cholesterol efflux (removal of cholesterol in laboratory cell lines) and anti-inflammatory properties. Both of these properties are key attributes of the function of naturally occurring HDL. Specifically, we have shown that LSI-518P has the ability to selectively efflux cholesterol via the ABCA1 transporter metabolic pathway. This pathway has been demonstrated to be the preferred pathway for reverse cholesterol transport from arterial walls. As noted above, we have also shown that LSI-518P has demonstrated the ability to provide anti-inflammatory activity. Anti-inflammatory activity has been shown to be an important role of HDL in reducing clinical events.

        We have moved LSI-518P into pre-clinical testing. On March 18, 2008, we announced that LSI-518P demonstrated the ability to reduce the progression of atherosclerosis by 20% after four weeks of treatment (p=.106), and by 32% (p=.01) after eight weeks of treatment, when compared to a placebo group in a well-accepted, Apo E knockout mouse model for atherosclerosis. This placebo-controlled study was conducted at MedStar Research Institute and the data analyzed at an independent laboratory. Because the initial design goals of the HDL Mimetic Peptide therapeutic program have now been met, we will move to validate other key cardio-protective characteristics of LSI-518P and begin conducting a comprehensive series of toxicology studies in the next phase of the LSI-518P development program.

        Lipid Sciences has developed extensive intellectual property that covers LSI-518P and additional HDL mimetic peptides. Our patent applications are directed to multiple classes of peptides capable of achieving many of the key attributes of HDL including reverse cholesterol transport and anti-inflammatory activity. Lipid Sciences is also the exclusive licensee of one issued U.S. patent (5,733,879) covering an HDL mimetic peptide.

        Lipid Sciences is focused on rapidly transitioning LSI-518P from pre-clinical to human clinical studies. Our focus in 2008 will be on conducting the toxicity studies necessary for a filing of an Investigational New Drug ("IND") application with the FDA in 2009 in advance of the initiation of a first in man clinical trial.

        HDL Selective Delipidation.    Our HDL Selective Delipidation Therapy is designed to increase or enhance the performance of HDL through the stimulation of a patient's natural reverse cholesterol transport system. This therapy is intended to increase cholesterol removal from vulnerable arterial plaques and stimulate the regression of atherosclerosis. The enhanced cholesterol transport capacity causes the removal of lipids from the arteries and contributes to the regression of vulnerable plaques, therefore "supercharging" the body's own mechanism for lipid management. This therapy is intended to treat plaque wherever it may occur in the cardiovascular circulation. We believe this systemic approach to the treatment of cardiovascular disease is a significant potential benefit of our HDL Selective Delipidation Therapy. We anticipate that this therapy will complement treatment with lipid-lowering drugs such as statins. After treatment by our HDL Selective Delipidation Therapy and the resulting subsequent plaque regression, long-term statin therapy would then seek to ensure continued control of disease progression, thereby reducing the risk of future cardiovascular events.

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

        Clinical Trial.    In early 2006 the Food and Drug Administration ("FDA") approved an Investigational Device Exemption ("IDE") for the Company to begin a clinical trial with the Company's Plasma Delipidation System-2 ("PDS-2"). The PDS-2 is the system that performs the selective delipidation process on a patient's HDL in plasma.

        On June 1, 2006, we announced that the first patient procedure had been completed in the Company's clinical trial: "A Randomized Single-Blind Placebo-Controlled Study to Evaluate the Safety of Lipid Sciences' PDS-2 in Subjects with Prior Acute Coronary Syndrome." On December 19, 2007, we announced that enrollment of the clinical trial had been concluded. We enrolled twenty-eight subjects for the trial between the ages of 18 and 85 with angiographic evidence of Coronary Artery Disease in the target artery, as defined by at least one lesion with an occlusion between 20-50%. Each potential participant underwent an initial screening, which included a blood panel and intravascular ultrasound ("IVUS") assessment to determine eligibility for enrollment and randomization into the study. The trial consisted of a total of seven weekly delipidation/re-infusion procedures. The treatment subjects received infusions of their own plasma that was delipidated by the PDS-2 system; the control subjects received infusions of their own untreated plasma that was not delipidated. An IVUS assessment of the trial participants was also made at the conclusion of their scheduled series of treatments.

        On March 25, 2008, we announced the results of our recently concluded HDL Selective Delipidation clinical trial. The data from the trial revealed a strong trend of regression of coronary atherosclerosis as measured by IVUS in the group of patients treated by the Company's proprietary HDL Selective Delipidation technology. These measurements showed that the average total atheroma volume in the target coronary arteries decreased by 5.31% in the treatment group versus a 1.33% increase in the placebo group. The effect on the average of the 10mm most diseased arterial segments was a 7.34% decrease for the treated group as compared to a 2.10% decrease in the placebo group. While the results of this trial were not statistically significant due to the small number of patients enrolled in the trial, they were, nevertheless, an extremely strong indication of the potential of this therapy to reverse coronary artery disease. The patients in the trial tolerated the process very well, and a 93% patient retention rate demonstrated feasibility in a clinical setting.

Viral Infections

        Viruses can be divided into two major classes: lipid-enveloped viruses, which possess a lipid coat, and non-enveloped viruses, which do not. The lipid coat that surrounds the protein structure of the virus protects the virus from recognition by the immune system. The lipid coat also helps the virus infect the host cell by merging the virus coat with the host cell surface. Some well-known lipid-enveloped viruses include HIV, Hepatitis B and Hepatitis C. Many of the viruses that affect both food and companion animals are also lipid-enveloped.

        HIV infection is a high-profile, worldwide problem resulting in the devastation of populations in many countries. Currently, more than 1,000,000 people in the United States, and approximately 33 million people worldwide, are infected with HIV. About 40,000 people in the United States, and approximately 2.5 million people worldwide, become infected by HIV each year. More than two million people die of HIV/AIDS associated illnesses every year worldwide. HIV begins its infection of a susceptible host cell, called a lymphocyte, by binding to a receptor on the host cell surface. Lymphocytes are a critical part of the body's immune system. Following fusion of the virus with the host cell, HIV infects the cell. The genetic material of the virus, RNA, is released into the host cell and converted into DNA. This viral DNA integrates into the genetic material of the cell and replicates using the host cell's replication system. The virus can persist in a latent state or emerge through the host cell membrane to infect other host cells.

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

        Current Treatments for Viral Infections.    There have been significant advances in the treatment of viral diseases such as HIV over the past 20 years. With respect to HIV, the most important treatment advances have been as the result of the introduction of anti-retroviral drugs. While these drugs have helped millions of patients by lowering the amount of virus circulating in their blood and by helping keep their immune systems functioning through preservation of CD4+ T cells, there is still a pressing need for new therapies. The primary target of HIV is the CD4+ T cells. Thus, infection of these cells needs to be prevented, which is something that cannot be achieved through the use of anti-retroviral drugs. As a result of the use of Highly Active Anti-Retroviral Therapy ("HAART"), a combination of protease inhibitors and reverse transcriptase inhibitor drugs, death rates from AIDS have been significantly reduced in countries where such therapies are available. These therapies, however, are expensive and have been shown to have significant toxicity and debilitating side effects for many of the patients who take them. Despite improving both quality and duration of life for HIV-infected individuals, HAART therapy has been unable to completely eradicate the virus in the blood and organs of infected individuals. Side effects of these therapies, which include drug toxicity, lipodystrophy, neurological symptoms, and depression, can be significant. Such side effects lead to the rejection of these therapies by a significant number of patients. After cessation of drug therapy, or if a patient does not adhere strictly to the schedule of drug therapy, viral loads may rebound or even exceed pre-treatment levels. HIV may also mutate in the presence of the antiviral compounds that are designed to interfere with viral replication. Viral mutation can lead to the development of drug resistance, rendering the drugs ineffective. Drug resistance is a major concern of physicians because a large number of patients today are infected by a strain of HIV that is already resistant to at least one drug in their drug therapy regimen. As the HIV virus continues to mutate, the number of patients with drug-resistant viral strains is expected to grow significantly. Because of these limitations, extensive research has been conducted to create new and more powerful therapies to treat this disease.

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

        Our primary strategy for our Viral Immunotherapy technology is to pursue both preventative vaccines and therapeutic applications for patients already infected with lipid-enveloped viruses. We are also developing our Viral Immunotherapy technology to establish a new approach for the preparation of vaccines against lipid-enveloped pathogens. The first indication we are pursuing with our Viral Immunotherapy process is the development of treatments for use against HIV.

        Our Viral Immunotherapy platform aims to treat viral diseases, such as HIV, by modifying the infectious virus to enhance the processing and presentation of viral proteins that under normal conditions may not be presented by the lipid-enveloped virus. This can allow the immune system to recognize the foreign viral proteins and therefore mount an enhanced cell-mediated immune response, as well as potentially developing antibodies. The cell-mediated immune response will engage T-cells to attack and destroy viruses and infected cells reducing viral load of the patient. This reduced viral load could greatly reduce the stress on the immune system of the infected patient, and potentially improve or remedy the disease state. Because the Viral Immunotherapy process makes the viral proteins more visible to the body's host-defense and antigen-presenting systems, Viral Immunotherapy may provide a basis for treating patients infected by a wide variety of lipid-enveloped viruses, including Hepatitis B and Hepatitis C.

        For chronic infections such as HIV, we believe that our Viral Immunotherapy process is unique because it would treat the actual viral population of the individual at the time of treatment, and presents the resulting exposed antigens of that unique viral mix to the immune system, resulting in an autologous therapeutic effect. We believe that this novel approach may overcome some of the limitations of other therapeutic approaches to chronic infection with HIV, Hepatitis B and Hepatitis C, where viral mutations lead to drug or vaccine resistance or result in lack of protection against infection by another strain of the virus.

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

        Our Viral Immunotherapy process has been shown to successfully delipidate the HIV particle and has the potential to be a preventative vaccine as well as a therapeutic treatment for this disease. In vitro studies, including evaluation of viral particle morphology by electron microscopy, analysis of viral protein recovery and evaluation of post-delipidation viral infectivity, have been conducted at Johns Hopkins University. Studies in a mouse model at Emory University have been conducted to demonstrate both safety and immunogenicity.

        In 2005, we completed an exploratory investigation of the therapeutic effect of delipidated autologous virus in non-human primates chronically infected with Simian Immunodeficiency Virus ("SIV"). The results of this study, conducted at the Yerkes National Primate Research Center at Emory University, demonstrated that the administration of autologous SIV viral antigen delipidated by Lipid Sciences proprietary delipidation process to chronically-infected, SIV-infected rhesus macaques led to an enhanced presentation of viral proteins to the animals' immune system which was coincident with an improvement in the general indicators of overall health in these study animals. Statistical significance was reached both in the long-term survival of these animals compared to a retrospective,

SIV-infected, non-immunized control group (p=0.0067) as well as a viral load reduction of approximately 90% (p=0.04), that was achieved for the nine months' duration of the study follow-up period. With the successful completion of these studies, at the end of 2005 we initiated a larger, controlled non-human primate study to demonstrate the safety of our vaccine as well as viral load reduction and immunological activity in a group of SIV-infected rhesus macaques.

        In January 2008, we announced positive results from the larger, controlled non-human primate study. The 22-month study included 6 animals in the treatment arm and 6 placebo animals. Vaccination with autologous SIV delipidated by our proprietary process, led to an average 15.5 times viral load reduction in the treated animals. All 6 animals in the treatment arm of the study responded with drops in viral load in excess of 90%. While the study was not powered for statistical significance, it revealed a trend of p=0.1, indicating the benefit of autologous delipidated viral vaccination in lowering viral loads in chronically infected animals. Based upon the positive results of this non-human primate study with SIV-infected animals, we have concluded that our Viral Immunotherapy technology has strong potential to be both an effective therapeutic vaccine and as a prophylactic vaccine against HIV.

        Animal Health Applications.    On November 8, 2006, we announced that we had entered into a collaborative research and license agreement with Elanco Animal Health ("Elanco"), a division of Eli Lilly and Company, to develop one or more immunological products for animal health applications beginning with a vaccine directed against certain lipid-enveloped organisms. Under the agreement, we granted to Elanco a worldwide exclusive license to research, develop, manufacture and sell certain immunological products for animal health, which will be developed using our Viral Immunotherapy technology. Pursuant to the terms of the agreement, Elanco will pay for all the associated research and development expenses for each targeted product. In exchange for the license, subject to completion of Elanco's due diligence and sales of products meeting various thresholds, we may receive a technology access fee, milestone payments and royalties.

        On February 19, 2008, we announced that Elanco exercised its option for the first vaccine indication developed by us. As a result, we received a technology access fee from Elanco and may receive payments in the future including milestone payments and royalties from product sales.

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

Aruba Licensing Agreement

        In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd. ("Aruba"), an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000 and 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement. Prior to the merger of NZ and Pre-Merger Lipid, Aruba transferred all of its shares of Pre-Merger Lipid common stock to KAI International LLC, an entity controlled by Dr. Cham, and the shares were converted into shares of our common stock pursuant to the merger. In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.

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

        Drug products and biological drug products whose active ingredients have never been approved by the FDA—or which, although having the same ingredient, differ in a substantial way from an approved product—will usually require the applicant to file a full new drug application containing substantial evidence in the form of well-controlled clinical investigations that the drug product or biological drug product is safe and efficacious for its labeled indication(s). In contrast, a generic version of a previously approved drug product may be approved by the FDA under an "abbreviated" new drug application in which the demonstration of safety and efficacy is satisfied by the applicant proving that its drug is bioequivalent to the drug product originally approved under a full new drug application that forms the basis for the abbreviated new drug application. To qualify for the abbreviated new drug application process, a generic drug, with some limited exceptions, must be identical to that of the drug covered under the full new drug application as to active ingredient, labeling, dosage strength, dosage form, and route of administration. The division of the FDA having primary jurisdiction over drugs is the Center for Drug Evaluation and Research, or Drugs Center, and over biological drugs is the Center for Biologics Evaluation and Research, or Biologics Center.

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

        Regulatory Status of Our Products.    The Company's PDS-2 has been classified as a medical device by the FDA. In discussions with the FDA, they have indicated that the PDS-2 will be a PMA device which will require clinical studies prior to approval. Our HDL mimetic peptides will be regulated as drugs by the FDA. Due to the early nature of some of our other development efforts, the regulatory status of future potential products or which center of the FDA will have primary responsibility for review of our regulatory submissions is unknown at this time. Depending on the claims made and the FDA's ruling regarding the regulatory status of our products, they may be designated as devices, drugs, biologics or as combination products. However, we anticipate that regardless of regulatory designation, we will need to conduct clinical studies to prove the safety and effectiveness or efficacy of the products for the initial intended use for which we elect to seek approval from the FDA.

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

        As we design our clinical development plans, we will continue to seek the FDA's input on those plans and, more specifically, the agency's requirements for approval. However, the FDA may insist upon changes to a development plan previously agreed to by the FDA if new information shows that the plan may present safety or effectiveness concerns. The FDA also retains considerable leverage to require changes in study protocols from the sponsors of clinical investigations even after an FDA meeting has been held and agreement has been reached.

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

        Products for use in animal health may be regulated by either the FDA or the United States Department of Agriculture ("USDA") depending on the nature of the product and its intended use. Often the regulatory process for the approval of products for use in animal health is considerably shorter for products intended for use in humans.

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

        In order to conduct clinical investigations on a new drug product, for example, whether of chemical or biological origin, that have not been previously approved in the United States or have not been approved for the labeled indication being sought by an applicant, the applicant or sponsor must first file an IND application with the FDA. Such application must contain, among other things, detailed information on the proposed drug product, the contemplated protocol for conducting the clinical investigation, and any available safety and efficacy information on the proposed drug product. In addition, an Institutional Review Board must approve the protocol to ensure that it provides adequate protection of the rights of the human subjects to be included in the clinical study. If the FDA does not object to the IND application, the study may begin after 30 days from the date the IND application was filed. The FDA may affirmatively approve the IND application prior to the expiration of the 30-day period, at which point the clinical study may begin.

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

        In early 2006, the FDA approved an IDE for the Company to begin a clinical trial with the Company's PDS-2. On April 20, 2006, the Company received approval from the IRB of the MedStar Research Institute in Washington, D.C. to begin the trial at the Washington Hospital Center. On June 1, 2006, we announced that the first patient procedure had been completed in the Company's clinical trial: "A Randomized Single-Blind Placebo-Controlled Study to Evaluate the Safety of Lipid Sciences' PDS-2 in Subjects with Prior Acute Coronary Syndrome." On December 19, 2007, we announced that enrollment in the trial was concluded and that both the safety and IVUS data would be analyzed with results expected by the end of the first quarter 2008. On March 25, 2008, we announced the results of our recently concluded HDL Selective Delipidation clinical trial. The data from the trial revealed a strong trend of regression of coronary atherosclerosis as measured by IVUS in the group of patients treated by the Company's proprietary HDL Selective Delipidation technology.

Discontinued Operations

        As a result of the merger between Pre-Merger Lipid and NZ on November 29, 2001, we acquired certain real estate assets, including commercial real estate loans. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate and real estate lending business to fund the ongoing operations of our biotechnology business. As a result, we have reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. During 2005 we disposed of the last remaining real estate asset. Therefore, as of the date of this filing, the Company has no remaining real estate assets.

Employees

        As of December 31, 2007, we had 17 full-time employees. Ten employees were engaged directly in research and new product development, one in regulatory affairs and quality assurance and six in administration and finance.

        We maintain compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. No employee is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

Available Information

        Our latest annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available, without charge, on our website, www.lipidsciences.com, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission ("SEC"). Information contained on our website is not part of this report or any other report filed with the SEC.

ITEM 1A.    RISK FACTORS

If we are unable to obtain adequate funds, we may not be able to develop and pursue the commercial application of our HDL Therapy and Viral Immunotherapy platforms.

        We depend on the availability of adequate capital to maintain and develop our business. In particular, we will require significant amounts of capital in order to conduct pre-clinical studies and clinical trials necessary to develop our HDL Therapy and Viral Immunotherapy platforms, and to pursue regulatory approval for products based on these platforms. As of December 31, 2007, we had cash, cash equivalents and short-term investments equal to $6,459,000. We believe that we have sufficient capital to fund our operations, including our current development projects and clinical trial, through the first half of 2008. However, due to unforeseen developments, our ability to fund our capital requirements may vary from those currently planned. In addition, the amount of our future capital requirements cannot be quantified, but we expect them to be significant.

        We will need to seek additional capital necessary to fund our operations. We plan to seek capital through corporate partnerships, technology licensing, the pursuit of research and development grants, or public or private equity or debt financings. Additional financing may not be available on terms favorable to us, or at all. Should we raise funds through the incurrence of debt, we may become subject to covenants that may significantly restrict our operations. In the event we issue additional equity, our stockholders may suffer significant dilution. If we are unable to obtain financing on acceptable terms or at all, our ability to continue our business as planned will be significantly impaired and it may cause us to cease operations.

We have incurred significant losses since our inception, will continue to incur substantial losses in the future and may never achieve or maintain profitability.

        For the twelve months ended December 31, 2007, we incurred a net loss of approximately $12,755,000 and since our inception through December 31, 2007, we have accumulated a deficit of approximately $87,213,000. We expect to continue to incur substantial losses for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. Our ability to achieve and maintain profitability will be dependent in large part on the success of our development programs, obtaining regulatory approval for our products and entering into collaborations for product development, manufacturing and commercialization, all of which are uncertain. As a result, we may never achieve or maintain profitability.

We may not be able to comply with Nasdaq listing requirements, which could result in our common stock being delisted from The Nasdaq Capital Market.

        On February 13, 2008, we received a letter from the Nasdaq Stock Market stating that we failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) because for 30 consecutive business days the bid price of our common stock closed below the minimum $1.00 bid requirement. The letter stated that we will be provided 180 calendar days, or until August 11, 2008, to regain compliance with the minimum bid price requirement. Compliance would be regained if at any time prior to August 11, 2008 the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. There can be no assurance that we will regain compliance with the listing requirement. If we have not achieved compliance by the 180th day, but can demonstrate as of that date we meet the criteria for initial listing, we will have an additional 180 days to achieve compliance. As a result, our stock may be delisted from The Nasdaq Capital Market, which could have a negative effect on the price of our common stock, as well as on our ability to raise additional funds.

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

        Our technologies, and hence our business, at present is limited to addressing two medical applications: cardiovascular disease, using our HDL Therapy platform (HDL Selective Delipidation and HDL Mimetic Peptides), and viral infections, using our Viral Immunotherapy platform. HDL Therapy is aimed at developing treatments for the reversal of atherosclerosis, while the Viral Immunotherapy platform is focused on treatments for people suffering from conditions associated with lipid-enveloped viruses such as HIV, Hepatitis B and Hepatitis C. If our technologies do not prove to be safe or effective, if we otherwise fail to receive regulatory approval for our potential product indications, or if we fail to successfully commercialize any product that may receive regulatory approval, our business, financial condition and results of operations would be significantly harmed and it may cause us to cease operations.

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

        We have entered into an agreement for an exclusive license to patents, know-how and other intellectual property relating to our foundation technology for removal of lipids from proteins and our continued operations at present are dependent upon such intellectual property. The licensor is Aruba International B.V., a company controlled by Dr. Bill E. Cham, a founding stockholder of Pre-Merger Lipid and one of our former Directors. The technology licensed from Aruba currently represents an important part of the technologies owned or licensed by us. Aruba may terminate the license agreement if we fail to perform and fail to remedy following written notice of default with respect to our material obligations under the agreement, including our obligations to make royalty payments, or if we cease, without intention to resume, all efforts to commercialize the subject matter of the licensed intellectual property. If our license with Aruba B.V. terminates, our business, financial condition and results of operations would be significantly harmed and it may cause us to cease development of our delipidation technology. Our HDL mimetic peptide technology is not subject to our license agreement with Aruba International B.V.

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

        Our future success will depend in part on our ability to obtain patent protection, enforce patents once obtained, maintain trade secrets and operate without infringing upon the patents and proprietary rights of others, and if needed, obtain appropriate licenses to patents or proprietary rights held by third parties with respect to their technology, both in the United States and in foreign countries. We currently have an exclusive license from Aruba International B.V. with respect to two issued U.S. patents, four issued Australian patents, two issued Japanese patents, three issued European patents, one issued South African patent, and applications, which are counterparts to the U.S. patents, as well as independent pending patent applications. The issued U.S. patents will expire in January 2016 and June 2017. There are additional pending applications assigned to us and we are strengthening our intellectual property portfolio in accordance with our technological advancements. Each of the patents and pending applications relates to different aspects of our technology platforms. However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged. The patent positions of biotechnology, medical device and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

        In addition to patents, we rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain our competitive position. It is our policy to require our employees, certain contractors, consultants, members of our Scientific and Viral Advisory Boards and parties to collaborative agreements to execute confidentiality agreements upon the commencement of a business relationship with us. We cannot assure you that these agreements will not be breached, that they will provide meaningful protection of our trade secrets or know-how, or adequate remedies if there is unauthorized use or disclosure of this information, or that our trade secrets or know-how will not otherwise become known or be independently discovered by our competitors.

        If it were ultimately determined that our intellectual property rights are unenforceable, or that our use of our technologies infringe on the intellectual property rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market products using our technology. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management, and companies may sue competitors as a way of delaying the introduction of competitors' products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could significantly harm our business, financial condition and results of operations.

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

  •
  delay in meeting scheduled or anticipated clinical or developmental milestones for our HDL Therapy or Viral Immunotherapy platforms;

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

  •
  potential delisting from The Nasdaq Capital Market; and

  •
  market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

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

        As of December 31, 2007, 7,536,622 stock options and 2,626,239 warrants to purchase our common stock were outstanding, which if exercised, would result in the issuance of an equal amount of shares of common stock. Moreover, in the near future, we anticipate the need for additional capital to fund our operations. Such capital could be obtained by selling additional common stock or other equity instruments. Any future issuance of our common stock will have the effect of diluting ownership of existing stockholders.

We have adopted several anti-takeover measures.

        We have taken a number of actions that could discourage a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

  •
  our Board of Directors (the "Board") has the authority to issue, without vote or action of stockholders, up to 10,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock;

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

  •
  our Certificate of Incorporation and the Bylaws provide that special meetings of the stockholders may be called only by the Chairman of the Board, the President, or the Board by a resolution approved by a majority of the total number of Directors we would have if there were no vacancies; and

  •
  under our Bylaws, notice regarding stockholder proposals and Director nominations must have been delivered not less than 45 days nor more than 75 days prior to the first anniversary of the date on which we first distributed our proxy materials for the preceding year's annual meeting.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the Nasdaq Marketplace rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, we might be subject to sanctions or investigations by regulatory authorities, such as the SEC or The Nasdaq Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock.

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

        We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Facilities

        Our headquarters are located at 7068 Koll Center Parkway, Suite 401, in Pleasanton, California. The facility is approximately 12,000 square feet, which consists of approximately 9,000 square feet of office and warehouse space and 3,000 square feet of laboratory space. We renewed our operating lease for our headquarters effective April 2005. This lease will terminate in March 2010. Management believes that its current facility is adequate and suitable for our operations in the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        On June 14, 2006, we received a subpoena from the Office of Inspector General ("OIG") of the United States Department of Health and Human Services, requesting that we produce certain documents related to H. Bryan Brewer, Jr., M.D., the Vice-Chairman of our Board of Directors and our Chief Scientific Director. We understand that the inquiry by the OIG relates to limitations on outside activities by National Institutes of Health ("NIH") personnel, including Dr. Brewer's work for the Company during and after his employment by the NIH. To date, we have produced the requested documents and we will continue to cooperate fully with the investigation. We have not received any further communication from the OIG in over a year. We do not believe that Dr. Brewer's work on our behalf violated any of the conflict of interest laws applicable to NIH personnel. As the investigation is ongoing, we can not predict its outcome or its effect on our business or operations.

        In addition to the items mentioned above, we are from time to time a party to legal proceedings, which are ordinary and routine to our business. The outcome of any legal proceeding is uncertain until it is completed.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of stockholders of the Company during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on The Nasdaq Capital Market under the symbol "LIPD". The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by The Nasdaq Stock Market. On February 29, 2008, there were 621 registered holders of record of our common stock, including multiple beneficial holders and depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker. The closing price of our common stock on February 29, 2008, as reported by The Nasdaq Stock Market was $0.51.

The Market Price Range by Quarter:

	2007		2006
	High	Low	High	Low
First Quarter	$1.65	$1.20	$3.10	$2.22
Second Quarter	1.95	1.10	2.44	0.91
Third Quarter	1.63	1.00	2.53	0.87
Fourth Quarter	2.00	0.71	2.22	1.29

        We did not declare any dividends on our common stock in 2007 or in any of the two prior years. We anticipate that for the foreseeable future we will continue to retain our cash and any earnings for use in our business. The payment of cash dividends is at the discretion of the Board of Directors of the Company.

Equity Compensation Plan Information

        The following table provides aggregate information regarding outstanding options and warrants under all equity compensation plans of the Company through December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	6,796,085	(1)	$1.99	4,397,437
Equity compensation plans not approved by security holders:
Options	740,537	(2)	2.12	—
Warrants	183,703	(3)	2.18	—

Total	7,720,325		$2.01	4,397,437

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

        In March 2000, we granted Petar Alaupovic, Ph.D., Howard Hodis, M.D., Gerhard Kostner, Ph.D. and Frank Sacks, M.D. non-qualified stock options to purchase 116,927 shares of common stock as consideration for services performed as members of the Company's Scientific Advisory Board. In November 2000, we also granted George A. Bray, M.D. a non-qualified stock option to purchase 116,927 shares of common stock as consideration for service performed as a member of the Company's Scientific Advisory Board. The options granted to the Scientific Advisory Board members are subject to substantially identical terms. Each option has a per share exercise price equal to the fair market value on the date of grant and is exercisable for a three-month period following the option-holder's termination of service for any reason other than cause or the option-holder's death or disability. The original options had a term of five years, however, in 2004, the expiration date of these option agreements were extended to ten years in an effort to more closely align the expiration date with the terms and scope of their work. The non-qualified stock option to purchase 155,902 shares of common stock that was granted to Gary S. Roubin, M.D., Ph.D. on May 25, 2000, as consideration for services he performed as a member of the Company's Board of Directors, is subject to substantially similar terms as the options granted to the Scientific Advisory Board members. Each option granted outside the Company's plans became exercisable over a specified period. All of these options were fully vested as of December 31, 2002.

        In December 2006, the Company issued to Oppenheimer & Co. Inc. ("Oppenheimer") a warrant to purchase 183,703 shares of common stock at a per share exercise price of $2.18 as consideration for placement agent services it performed in connection with the private placement of our common stock in December 2006. The warrant, which expires on June 19, 2012, became exercisable on June 19, 2007.

Performance Graph

        The total stockholder return assumes (i) the investment of $100 at the beginning of the period in our common stock and each of the applicable indices and (ii) the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG LIPID SCIENCES, INC., THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ BIOTECHNOLOGY INDEX

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
Lipid Sciences, Inc.	100.00	291.06	297.56	196.75	110.57	73.16
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
NASDAQ Biotechnology	100.00	146.39	163.20	184.87	182.56	184.28

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 are derived from audited financial statements. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected data in this section are not intended to replace our financial statements.

For the year ended December 31,

(In thousands, except per share data)

Consolidated Statement of Operations Data:	2007	2006	2005	2004	2003
Revenue	$306	$59	$9	$32	$—
Net loss from continuing operations	(12,755)	(11,177)	(10,214)	(11,642)	(10,320)
Net loss per share from continuing operations	$(0.34)	$(0.38)	$(0.40)	$(0.47)	$(0.48)
Weighted average number of shares used in computing basic and diluted earnings per share	37,123	29,501	25,529	24,649	21,411

As of December 31,

(In thousands)

Consolidated Balance Sheet Data:	2007	2006	2005	2004	2003
Cash, cash equivalents and short-term investments	$6,459	$16,691	$14,588	$17,054	$13,860
Working capital	3,825	14,602	13,029	16,475	18,495
Total assets	7,281	17,436	15,399	19,086	27,712
Long-term liabilities	17	16	9	—	34
Stockholders' equity	4,093	14,979	13,458	16,911	24,959

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included on pages F-1 through F-25 of this Annual Report on Form 10-K, and "Risk Factors", which are discussed in Item 1A. The statements below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" on page ii.

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

        We intend to finance our operations through corporate partnerships, technology licensing, the pursuit of research and development grants, public or private financings, and cash on hand. We anticipate that existing cash and cash equivalents, in addition to any proceeds received from our current or future licensing partnerships, will provide sufficient working capital for our operations, including our current development projects and clinical trial, through the first half of 2008. In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses. We will need to raise additional capital to fund the continued development of our technology, to meet our license and contractual obligations, and to fulfill our financial requirements. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns regarding our ability to meet our contractual and fiduciary obligations. If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, modify our business strategy, or cease business operations.

        In December 2005, we filed an IDE application with the Center for Devices and Radiological Health of the FDA for their review. In January 2006, the FDA granted conditional approval of the IDE to allow us to begin a clinical trial with the Company's PDS-2. We were granted this approval subject to the condition that within 45 days we would submit a response to the questions and observations made by the FDA. We submitted a response on February 22, 2006, which was within 45 days of receiving conditional approval from the FDA. In addition, the FDA required us to obtain approval from the IRB of the MedStar Research Institute in Washington, D.C. to begin the trial.

        On April 20, 2006, we announced that we received approval from the IRB. On April 28, 2006 we submitted that approval to the FDA as required. On June 1, 2006, we announced that the first patient procedure had been completed in the Company's clinical trial: "A Randomized Single-Blind Placebo-Controlled Study to Evaluate the Safety of Lipid Sciences' PDS-2 in Subjects with Prior Acute Coronary Syndrome." On December 19, 2007, we announced the conclusion of enrollment of new patients. The clinical trial subjects were between the ages of 18 and 85 with angiographic evidence of Coronary Artery Disease in the target artery, as defined by at least one lesion with an occlusion between 20-50%. Each potential participant underwent an initial screening, which included a blood panel and IVUS assessment to determine eligibility for enrollment and randomization into the study. The trial consisted of a total of seven weekly delipidation/re-infusion procedures. The treatment subjects received infusions of their own plasma that had been delipidated by the PDS-2 system; the control subjects received infusions of their own untreated plasma that had not been delipidated. The study duration for each participant was approximately ten weeks. Analysis of the intravascular ultrasound data from the study was announced on March 25, 2008, and the data revealed a strong trend of regression of coronary atherosclerosis as measured by IVUS in the group of patients treated by the Company's proprietary HDL Selective Delipidation technology. These measurements showed that the average total atheroma volume in the target coronary arteries decreased by 5.31% in the treatment group versus a 1.33% increase in the placebo group. The effect on the average of the 10mm most diseased arterial segments was a 7.34% decrease for the treated group as compared to a 2.10% decrease in the placebo group. While the results of this trial were not statistically significant due to the small number of patients enrolled in the trial, they were, nevertheless, an extremely strong indication of the potential of this therapy to reverse coronary artery disease. The patients in the trial tolerated the process very well, and a 93% patient retention rate demonstrated feasibility in a clinical setting.

        On November 8, 2006, we announced that we entered into a collaborative research and license agreement with Elanco Animal Health, a division of Eli Lilly and Company, to develop one or more immunological products for animal health applications beginning with a vaccine directed against certain lipid-enveloped organisms. Under the agreement, the Company granted to Elanco a worldwide exclusive license to research, develop, manufacture, and sell certain immunological products for animal health, which will be developed using its delipidation immunological technology. Pursuant to the terms of the agreement, Elanco will pay for all the associated research and development expenses for each targeted product. In exchange for the license, subject to completion of Elanco's due diligence and sales of products meeting various thresholds, we may receive a technology access fee, milestone payments and royalties. On February 19, 2008, we announced that Elanco exercised its option for the first vaccine indication developed by us. As a result, we received a technology access fee from Elanco and may receive payments in the future including milestone payments and royalties from product sales.

        On June 7, 2007, we announced that we have developed a synthetic form of HDL that mimics key functions of naturally-occurring human HDL. Our lead HDL Mimetic Peptide compound, LSI-518P, and several back-up compounds have been identified and validated with an extensive battery of in vitro assays. The lead compound was selected as a result of screenings at multiple external research sites. In these in vitro tests, the selected mimetic peptide candidates effluxed cholesterol via the ABCA1 transporter metabolic pathway—known to be optimal for removing cholesterol from arterial plaque via the reverse cholesterol transport mechanism—at a rate similar to naturally-occurring HDL. We then initiated a study designed to demonstrate the effectiveness of LSI-518P in reducing the progression of atherosclerosis. We also initiated an additional animal study in November 2007 to demonstrate the anti-inflammatory properties of LS1-518P. On March 18, 2008, we announced that LSI-518P demonstrated the ability to reduce the progression of atherosclerosis by 20% after four weeks of treatment (p=.106), and by 32% (p=.01) after eight weeks of treatment, when compared to a placebo group in a well-accepted, Apo E knockout mouse model for atherosclerosis. This placebo-controlled study was conducted at MedStar Research Institute and the data analyzed at an independent laboratory. Because the initial design goals of the HDL Mimetic Peptide therapeutic program have now been met, we will move to validate other key cardio-protective characteristics of LSI-518P and begin conducting a comprehensive series of toxicology studies in the next phase of the LSI-518P development program.

        On January 28, 2008, we announced that the Company had demonstrated a positive therapeutic effect with the Company's proprietary delipidated autologous virus vaccine in SIV-infected non-human primates. Primates infected with SIV are a widely-accepted model for HIV. The 22-month study, conducted at the Yerkes National Primate Research Center at Emory University in Atlanta, included 6 animals in the treatment arm and 6 placebo animals. Vaccination with autologous SIV, delipidated by our proprietary process, led to an average 15.5 times viral load reduction in the treated animals. All 6 animals in the treatment arm of the study responded with drops in viral load in excess of 90%. While the study was not powered for statistical significance, it revealed a trend of p=0.1, indicating the benefit of autologous delipidated viral vaccination in lowering viral loads in chronically-infected animals.

Results of Continuing Operations—Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

        Revenue.    We recognized $306,000 in revenue for the year ended December 31, 2007 compared to $59,000 for the year ended December 31, 2006. The revenue recognized in 2007, was collaboration agreement revenue related to our collaborative research agreement entered into with Elanco in November 2006 and is comprised of reimbursable expenses. The revenue recognized in 2006 was the result of the Small Business Technology Transfer ("STTR") grant awarded to the Company in the second quarter of 2004 by the NIH, for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome, and represents the conclusion of revenue associated with that grant.

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

        Research and Development Expenses.    Research and development expenses include applied and scientific research, regulatory and business development expenses. Research and development expenses for 2007 increased $1,708,000, or 23%, from $7,559,000 in 2006 to $9,267,000 in 2007. The increase was primarily the result of approximately $1,230,000 of costs incurred in connection with the development and testing of our lead HDL Mimetic Peptide compound, LSI-518P. Also contributing to the increase in research and development expenses was an increase in non-cash stock compensation expense of approximately $429,000, primarily due to the re-pricing of certain employee and non-employee stock options in December 2007, and reimbursable expenses pertaining to our collaborative research agreement with Elanco. The offsetting revenue received from Elanco is discussed earlier. Research and development expense accounted for approximately 68% of total operating expenses for the twelve months ended December 31, 2007.

        While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different products and projects concurrently, and our equipment and intellectual property resources often are deployed over a range of products and projects with a view to maximize the benefit of our investment. Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis. For the year ended December 31, 2007, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

        Selling, General and Administrative Expenses.    General and administrative expenses include costs associated with our business operations, inclusive of management, legal, finance and accounting expenses. General and administrative expenses increased $142,000, or 3%, to $4,396,000 from $4,254,000 in 2006. The increase was primarily the result of a $550,000 increase in non-cash stock compensation expense to approximately $1,114,000, largely due to the re-pricing of certain employee and non-employee stock options in December 2007. This increase was partially offset by a reduction in employee related expenses, legal fees and public company expenses related to our adoption of the new SEC rules that allow public companies to furnish their proxy materials to their stockholders utilizing the Internet. General and administrative expenses accounted for approximately 32% of total operating expenses for the twelve month period ending December 31, 2007.

        Interest and Other Income.    Interest and other income for 2007 increased $25,000, or 4%, to $602,000 from $577,000 in 2006. The increase was due primarily to higher yields earned during the twelve months ended December 31, 2007 as a result of higher average balances during 2007.

Results of Continuing Operations—Year Ended December 31, 2006 as compared to Year Ended December 31, 2005

        Revenue.    We recognized $59,000 in grant revenue in 2006, compared to $9,000 in 2005. This grant revenue relates to the STTR grant awarded in the second quarter of 2004 by the NIH, for a Virion Solvent Treatment for Severe Acute Respiratory Syndrome.

        Research and Development Expenses.    Research and development expenses include applied and scientific research, regulatory and business development expenses. Research and development expenses for 2006 increased $389,000, or 5%, to $7,559,000 from $7,170,000 in 2005. The increase was due primarily to an increase: in costs related to our clinical trial of our HDL Therapy platform, inclusive of costs related to the implementation of the clinical trial protocol and patient-processing costs; legal fees associated with securing and expanding our patent portfolio; an increase in costs associated with our Viral Immunotherapy platform; and employee-related costs. Contributing to the increase was an increase in stock compensation expense. This non-cash stock compensation expense includes approximately $300,000 related to employee and non-employee stock option expense. As described earlier, we implemented FAS 123(R) in the first quarter of 2006 which requires us to recognize the fair value of employee stock options in the income statement, rather than as a pro forma disclosure, allowed in prior periods. This increase was partially offset by a decrease in outside research and development costs related to our non-human primate study at Wake Forest University Baptist Medical Center in Winston-Salem, North Carolina, which concluded in the second quarter of 2005. Research and development expense accounted for approximately 64% of total operating expenses for the twelve months ended December 31, 2006.

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

Results of Discontinued Operations—Years Ended December 31, 2007, 2006 and 2005

        The Company recorded no net income or loss from discontinued operations in the twelve-month periods ended December 31, 2007, 2006 and 2005. During 2004, we completed the disposal of substantially all of the real estate assets acquired in the merger between NZ and Pre-Merger Lipid. The remaining real estate asset, classified as assets held for sale as of December 31, 2004, was sold in February 2005.

Liquidity and Capital Resources

        Net cash used in operating activities was approximately $10,144,000, $9,632,000 and $10,446,000 for the years ended December 31, 2007, 2006 and 2005, respectively, resulting primarily from operating losses incurred as adjusted for non-cash stock compensation charges.

        Net cash used in investing activities of approximately $93,000 for the year ended December 31, 2007 was the result of capital equipment purchases. Cash provided by investment activities for the year ended December 31, 2006 of $12,974,000 was primarily attributable to the maturity of short-term investments, partially offset by the purchase of short-term investments and capital equipment. Net cash used in investing activities was approximately $184,000 for the year ended December 31, 2005 was primarily attributable to the purchase and subsequent maturity of short-term investments and purchase of capital equipment.

        Net cash provided by financing activities of approximately $5,000 for the year ended December 31, 2007 was due to the exercise of stock options of our common stock. Net cash provided by financing activities of approximately $11,597,000 and $6,575,000 for the years ended December 31, 2006 and 2005, respectively, was attributable to the proceeds, net of issuance costs, received from the private placements of our common stock and the proceeds received from the exercise of options of our common stock.

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

        On August 8, 2006, we completed the private placement of 4,993,781 shares of the Company's common stock at a price of $1.26 per share, for an aggregate offering price of approximately $6.3 million, to institutional and accredited investors, which included several Directors of the Company. In connection with the private placement, we also issued warrants to the investors. The warrants became exercisable on February 9, 2007 and expire on February 9, 2012. The warrants contain a redemption feature where the Company has the option to repurchase the warrants for $0.01 per share if our common stock trades at $2.52 for a period of 30 consecutive trading days. The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering. Following the offering, we filed a Registration Statement on Form S-3 with the SEC on August 23, 2006 to register for resale by the investors the shares of common stock issued in the offering and issuable upon exercise of the warrants. The registration statement became effective on September 8, 2006.

        On December 19, 2006, we completed the private placement of 4,592,591 shares of the Company's common stock at a price of $1.35 per share, for an aggregate offering price of approximately $6.2 million, to institutional investors. In connection with the private placement, we also issued warrants to Oppenheimer & Co. Inc., the placement agent in the transaction. The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering. Following the offering, we filed a Registration Statement on Form S-3 with the SEC on January 5, 2007 to register for resale by the investors and the placement agent the shares of common stock issued in the offering and issuable upon exercise of the warrants. The registration statement became effective on January 19, 2007.

        Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy and Viral Immunotherapy platforms. The expected use of funds related to our HDL Therapy platform include costs associated with the completion and data analysis of our clinical trial utilizing our PDS-2 device, as well as preparing for future clinical trials of our PDS-2 device, and further development of our HDL Mimetic Peptide program, inclusive of pre-clinical testing supportive of an IND filing and initiation of Phase I trials. We anticipate our principal sources of funds to be cash on hand, proceeds received from public or private financings and any proceeds received from our current or future licensing partnerships. As of December 31, 2007, we had cash and cash equivalents equal to approximately $6,459,000. We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects and clinical trial, through the first half of 2008. We will need to raise additional capital to fund the continued development of our technology, to meet our license and contractual obligations, and to fulfill our financial requirements. The Company continues to consider public or private financings, to plan the formation of strategic development or licensing partnerships, and to explore strategic initiatives. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company's future cash requirements.

Contractual Obligations

        Future estimated contractual obligations are:

(In thousands)	2008	2009	2010	2011	2012	Total
Operating Leases	$217	$223	$56	$—	$—	$496
Royalty Payments*	500	500	500	500	500	2,500

Total	$717	$723	$756	$500	$500	$3,207

*
We have agreed to pay annual royalties in the amount of $500,000 to Aruba International B.V. in exchange for the exclusive worldwide rights to certain patents, trademarks, and technology. Under certain circumstances, additional payments related to this agreement could be required in the future (See Note 5 of the Consolidated Financial Statements). The amounts presented in the above table reflect the minimum annual royalty amount payable through the next five years.

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

Critical Accounting Policies

        The Securities and Exchange Commission, or SEC, has indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We consider the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates we make. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate.

Revenue Recognition

        In connection with the collaborative research and license agreement entered into with Elanco Animal Health, the Company may periodically record revenue resulting from various financial components described in the agreement. These components may include: reimbursable expenses incurred by us pertaining to the development of certain immunological products for animal health using our delipidation immunological technology; technology access fees which provide for exclusive license rights in a limited field of use; and milestone payments for regulatory submission by Elanco, as well as the subsequent regulatory approval, if received. In addition, the agreement provides for patent and technology royalties which are paid based on a percentage of sales revenue received by Elanco. Consistent with EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," the Company recognizes revenue as reimbursable expenses are incurred, and upon the realization of the milestones as described in the agreement. The period or periods for recognition are determined based on the ongoing obligation of the Company, if any, under the contract or Elanco's intent to further develop the related product.

Stock-Based Compensation

        The Company accounts for all stock options in accordance with the provisions of FAS 123(R), which requires that we recognize compensation cost relating to share-based payment transactions in our financial statements. The Company accounts for stock-based awards to non-employees in accordance with FAS 123(R) and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Significant judgment is required on the part of management in determining the proper assumptions to use in the computation of the amounts to be recorded pursuant to the provisions of FAS 123(R). We estimate the fair value of each option granted to an employee on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected life, estimated forfeitures, expected volatility and dividend yield of the option. Management bases its assumptions on historical data where available. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore are subject to management's judgment.

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

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, and have not recorded any adjustments as a result of our adoption of the new interpretation.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, established a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement establishes a fair value option in which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this standard on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," ("SFAS 141(R)"). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and prescribes how to evaluate the nature and financial effects of the business combination. It also provides guidance for the accounting of pre-acquisition gain and loss contingencies and acquisition-related transaction costs. SFAS 141(R) is effective for us beginning in 2010. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," ("SFAS 160"). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation. SFAS 160 is effective for us in 2010. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk associated with changes in interest rates relates to our investment portfolio. We maintain an investment portfolio consisting of government issued securities. These investments are classified as held-to-maturity and are accounted for at their amortized cost, as per SFAS No. 115. As of December 31, 2007, we did not have any investments on our balance sheet.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements, including consolidated balance sheets as of December 31, 2007 and 2006, consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, consolidated statements of stockholders' equity for the years ended December 31, 2007, 2006, 2005, 2004, 2003, 2002, 2001 and 2000, consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005 and notes to our consolidated financial statements, together with a report thereon of Deloitte & Touche LLP, dated March 28, 2008, are attached hereto as pages F-1 through F-25.

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

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2007. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, our management sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done quarterly so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

        Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2007 the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

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

        Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee.

Changes to Internal Controls over Financial Reporting

        There have not been any changes in our internal controls over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information regarding our Directors, committees of our Board of Directors, including our audit committee and nominating and corporate governance committee, our Director nomination process, and our Executive Officers appearing under the headings "Board of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," of our proxy statement relating to our 2008 Annual Meeting of Stockholders to be held on June 11, 2008 (the "2008 Proxy Statement") is incorporated by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information appearing under the headings "Board Compensation," "Compensation Discussion and Analysis," "Executive Officer Compensation," "Corporate Governance—Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" of the 2008 Proxy Statement is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" of the 2008 Proxy Statement is incorporated by reference.

        See the description regarding our equity compensation plans contained in the notes to our financial statements, attached hereto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information appearing under the heading "Certain Relationships and Related Transactions" and "Corporate Governance—Board Meetings, Director Independence and Financial Sophistication" of the 2008 Proxy Statement is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information appearing under the heading "Independent Public Accountants" of the 2008 Proxy Statement is incorporated by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.
Financial Statements
The financial statements and notes thereto, and the reports of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-25.

2.
Exhibits
The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

LIPID SCIENCES, INC.
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Reports of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	F-1
Consolidated Balance Sheets at December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and cumulative period from Inception (May 21, 1999) to December 31, 2007	F-5
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006, 2005, 2004, 2003, 2002, 2001 and 2000	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and cumulative period from Inception (May 21, 1999) to December 31, 2006	F-8
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lipid Sciences, Inc.
Pleasanton, California

        We have audited the accompanying consolidated balance sheets of Lipid Sciences, Inc, and subsidiaries, a development stage company, (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and for the period from Inception (May 21, 1999) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lipid Sciences, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results their operations and their cash flows for each of the three years in the period ended December 31, 2007, and for the period from Inception (May 21, 1999) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 7 of the Consolidated Financial Statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment."

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a developmental stage company engaged in research and development. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative cash flows from operating activities and deficit accumulated in the development stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, California
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lipid Sciences, Inc.
Pleasanton, California

        We have audited the internal control over financial reporting of Lipid Sciences, Inc. and subsidiaries, a development stage company, (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lipid Sciences, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007, and for the period from Inception (May 21, 1999) to December 31, 2007 and our report dated

March 28, 2008 expressed an unqualified opinion on those consolidate financial statements and included explanatory paragraphs relating to: i.) the Company's ability to continue as a going concern and ii.) the adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment".

/s/ Deloitte & Touche LLP

San Francisco, California
March 28, 2008

Lipid Sciences, Inc.
(A Development Stage Company)
 Consolidated Balance Sheets

December 31, (In thousands, except share amounts)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,459	$16,691
Accounts receivable	4	—
Prepaid expenses	508	273
Other current assets	25	79

Total current assets	6,996	17,043

Property and equipment, net	267	374
Long-term lease deposits	18	19

Total assets	$7,281	$17,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,317	$1,511
Accrued related party royalties	250	250
Accrued compensation	604	680

Total current liabilities	3,171	2,441

Deferred rent	17	16

Total liabilities	3,188	2,457

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 37,125,348 and 37,120,139 shares issued and outstanding at December 31, 2007 and 2006, respectively	37	37
Additional paid-in capital	91,269	89,400
Deficit accumulated in the development stage	(87,213)	(74,458)

Total stockholders' equity	4,093	14,979

Total liabilities and stockholders' equity	$7,281	$17,436

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences, Inc.
(A Development Stage Company)
 Consolidated Statements of Operations

(In thousands, except per share amounts)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from Inception (May 21, 1999) to December 31, 2007
Revenue:
Collaboration agreement revenue	$306	$—	$—	$306
Grant revenue	—	59	9	100

Total revenue	306	59	9	406
Operating expenses:
Research and development(1)	9,267	7,559	7,170	69,074
Selling, general and administrative(2)	4,396	4,254	3,508	31,714

Total operating expenses	13,663	11,813	10,678	100,788

Operating loss	(13,357)	(11,754)	(10,669)	(100,382)
Interest and other income	602	577	455	4,762

Loss from continuing operations	(12,755)	(11,177)	(10,214)	(95,620)
Income tax benefit	—	—	—	8,004

Net loss from continuing operations	(12,755)	(11,177)	(10,214)	(87,616)
Discontinued operations:
Income from discontinued operations	—	—	—	582
Income tax expense	—	—	—	(179)

Income from discontinued operations—net	—	—	—	403

Net loss	$(12,755)	$(11,177)	$(10,214)	$(87,213)

Net Loss per share—basic and diluted:	$(0.34)	$(0.38)	$(0.40)
Weighted average number of common shares outstanding—basic and diluted	37,123	29,501	25,529
Non-cash option compensation expense included in operating expenses:
(1) Research and development	729	300	186
(2) Selling, general and administrative	1,114	562	—

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences Inc.
(A Development Stage Company)
 Consolidated Statements of Stockholders' Equity

	Common Stock			Deficit Accumulated During the Development Stage
(In thousands, except share and per share amounts)			Additional Paid-in Capital		Total Stockholders' Equity
	Shares	Amounts
Issuance of common stock for cash	3,000,000	$30	$220	$—	$250
Issuance of common stock for technology rights	3,000,000	30	220	—	250
Issuance of common stock for cash	3,180,949	32	10,991	—	11,023
Issuance of common stock for royalties	42,858	1	149	—	150
Issuance of common stock for services	32,000	—	160	—	160
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	567	—	567
Issuance of warrants to purchase common stock to consultants for services	—	—	216	—	216
Net loss	—	—	—	(2,993)	(2,993)

Balances at December 31, 2000	9,255,807	93	12,523	(2,993)	9,623
Issuance of common stock for services	21,700	—	108	—	108
Issuance of common stock for cash	943,394	9	6,186	—	6,195
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	2,936	—	2,936
Issuance of warrants to purchase common stock in exchange for development services	—	—	848	—	848
Acquisition of common stock related to merger, net of $3,665 issuance costs, including repurchase of 1,505,402 shares of common stock in November 2001	5,311,534	45,244	—	—	45,244
Issuance of 1.55902 shares of common stock to Pre-Merger Lipid stockholders for every 1.0 shares of Pre-Merger Lipid common stock owned in connection with merger in November 2001	5,713,787	—	—	—	—
Merger adjustments to reclassify equity accounts to conform with capital structure of no par value	—	22,601	(22,601)	—	—
Net loss	—	—	—	(13,677)	(13,677)

Balances at December 31, 2001	21,246,222	67,947	—	(16,670)	51,277
Repurchase 104,767 shares at $7.00 for dissenters rights	(104,767)	(470)	—	—	(470)
Additional issuance costs of merger	—	(248)	—	—	(248)
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	(159)	—	(159)
Adjustments to reclassify equity accounts to conform with Delaware capital structure, $0.001 par value	—	(67,208)	67,208	—	—
Net loss	—	—	—	(14,794)	(14,794)

Balances at December 31, 2002	21,141,455	21	67,049	(31,464)	35,606
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	353	—	353
Issuance of 27,500 shares of common stock for cash upon exercise of employee stock options at $0.89-$1.00 per share	27,500	—	27	—	27
Issuance of 1.0 shares of common stock to NZ rights holders for every 1.0 shares of NZ common stock owned in connection with November 2001 merger	3,090,495	3	(3)	—	—
Net loss	—	—	—	(11,027)	(11,027)

Balances at December 31, 2003	24,259,450	$24	$67,426	$(42,491)	$24,959

Balances at December 31, 2003	24,259,450	$24	$67,426	$(42,491)	$24,959
Compensation associated with issuance of options to purchase common stock to consultants and advisors for services	—	—	1,613	—	1,613
Issuance of 195,902 shares of common stock for cash upon exercise of non-employee warrants at $3.21 per share	195,902	—	629	—	629
Issuance of 100,503 shares of common stock for cash upon exercise of employee stock options at $0.89-$4.46 per share	100,503	—	286	—	286
Issuance of 1.0 shares of common stock to NZ rights holders for every 1.0 shares of NZ common stock owned in connection with November 2001 merger	356,408	1	(1)	—	—
Net loss	—	—	—	(10,576)	(10,576)

Balances at December 31, 2004	24,912,263	25	69,953	(53,067)	16,911
Compensation associated with issuance of options to purchase common stock to employees, consultants and advisors	—	—	186	—	186
Issuance of common stock for cash at $2.98 per share in September 2005, net of $687,081 issuance costs	2,430,198	2	6,552	—	6,554
Issuance of 16,806 shares of common stock for cash upon exercise of employee stock options at $1.00-$1.90 per share	16,806	—	21	—	21
Net loss	—	—	—	(10,214)	(10,214)

Balances at December 31, 2005	27,359,267	27	76,712	(63,281)	13,458
Compensation associated with issuance of options to purchase common stock to employees, consultants and advisors	—	—	862	—	862
Issuance of common stock for cash at $1.26 per share in August 2006, net of $316,290 issuance costs	4,993,781	5	5,972	—	5,977
Issuance of common stock for cash at $1.35 per share in December 2006, net of $754,251 issuance costs	4,592,591	5	5,442	—	5,447
Issuance of 174,500 shares of common stock for cash upon exercise of employee stock options at $1.00 per share	174,500	—	174	—	174
Issuance of warrants to purchase common stock to consultants for services	—	—	238	—	238
Net loss	—	—	—	(11,177)	(11,177)

Balances at December 31, 2006	37,120,139	37	89,400	(74,458)	14,979
Reversal of accrued issuance costs associated with December 2006 private placement	—	—	21	—	21
Compensation associated with issuance of options to purchase common stock to employees, consultants and advisors	—	—	1,843	—	1,843
Issuance of 5,209 shares of common stock for cash upon exercise of employee options at $0.89 per share.	5,209	—	5	—	5
Net Loss	—	—	—	(12,755)	(12,755)

Balance at December 31, 2007	37,125,348	$37	$91,269	$(87,213)	$4,093

See accompanying Notes to Consolidated Financial Statements

Lipid Sciences Inc.
(A Development Stage Company)
 Consolidated Statements of Cash Flows

(In thousands)	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Period from Inception (May 21, 1999) to December 31, 2007
Cash flows used in operating activities:
Net loss from continuing operations	$(12,755)	$(11,177)	$(10,214)	$(87,616)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	167	205	219	1,551
Loss on disposal of assets	8	—	2	214
Accretion of discount on investments	—	(273)	(337)	(891)
Stock compensation expense for options issued to employees, consultants and advisors	1,843	862	186	8,869
Issuance of warrants to consultants	—	238	—	1,282
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(181)	21	(49)	(533)
Accounts receivable	(4)	—	—	(4)
Notes receivable	—	—	—	6,569
Other assets	—	—	(19)	(19)
Accounts payable and other current liabilities	852	195	409	273
Accrued related party royalties	—	—	(500)	250
Accrued compensation	(76)	290	(152)	604
Deferred rent	2	7	9	18

Net cash used in operating activities of continuing operations	(10,144)	(9,632)	(10,446)	(69,433)

Cash flows (used in)/provided by investing activities:
Capital expenditures	(93)	(135)	(207)	(2,047)
Restricted cash	—	—	105	—
Proceeds from disposal of assets	—	—	3	17
Purchases of investments	—	(4,391)	(18,585)	(91,395)
Maturities and sales of investments	—	17,500	18,500	92,286

Net cash (used in)/provided by investing activities of continuing operations	(93)	12,974	(184)	(1,139)

Cash flows provided by financing activities:
Acquisition of NZ Corporation—cash acquired	—	—	—	20,666
Payment of acquisition costs	—	—	—	(1,863)
Payment to repurchase stock	—	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	5	11,597	6,575	36,587
Proceeds from issuance of warrants	—	—	—	40

Net cash provided by financing activities of continuing operations	5	11,597	6,575	42,917

Net (decrease)/increase in cash and cash equivalents from continuing operations	(10,232)	14,939	(4,055)	(27,655)
Cash flows provided by discontinued operations:
Operating activities	—	—	1,167	38,185
Investing activities	—	—	—	10,837
Financing activities	—	—	—	(14,908)

Net cash provided by discontinued operations	—	—	1,167	34,114
Cash and cash equivalents at beginning of period	16,691	1,752	4,640	—

Cash and cash equivalents at end of period	$6,459	$16,691	$1,752	$6,459

Lipid Sciences Inc.
(A Development Stage Company)
 Consolidated Statements of Cash Flows (Continued)

(In thousands)	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Period from Inception (May 21, 1999) to December 31, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$—	$839
Income tax recovered	—	—	—	(1,473)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$—	$1,040
Property and equipment	—	—	—	30,193
Commercial real estate loans	—	—	—	16,335
Notes and receivables	—	—	—	15,166
Investments in joint ventures	—	—	—	2,343
Current liabilities assumed	—	—	—	(1,947)
Long-term debt assumed	—	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	—	(7,936)

Fair value of assets acquired (other than cash)	$—	$—	$—	$40,286
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued financing costs	$(21)	$65	$12	$—

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

        Going Concern:    In the course of our research and development activities, the Company has sustained continued operating losses and expects those losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products. As of December 31, 2007, we had cash and cash equivalents equal to approximately $6.5 million. We anticipate that these assets will provide sufficient capital to fund our operations, including current development projects and clinical trial, through the first half of 2008. We will need to raise additional capital in the future. We intend to seek capital necessary to fund our operations through public or private financings, new collaborations, such as licensing or other arrangements or through research and development grants. There can be no assurance, however, that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company's future cash requirements. If adequate funds are not available to satisfy our financial obligations, we may have to substantially reduce or eliminate certain areas of our product development activities. Moreover, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns regarding our ability to meet our contractual and fiduciary obligations.

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

Cash and Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may be invested in money market funds. The Company had no short-term investments during the twelve months ended December 31, 2007 and as of December 31, 2006.

        Management periodically reviews the investment portfolio and considers many factors including, but not limited to, the magnitude of any unrealized losses, the duration of the portfolio, and the potential for further unrealized losses, when assessing whether an impairment charge needs to be recorded.

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

        In connection with the collaborative research and license agreement entered into with Elanco Animal Health, the Company may periodically record revenue resulting from various financial components described in the agreement. These components may include: reimbursable expenses incurred by us pertaining to the development of certain immunological products for animal health using our delipidation immunological technology; technology access fees which provide for exclusive license rights in a limited field of use; and milestone payments for regulatory submission by Elanco, as well as the subsequent regulatory approval, if received. In addition, the agreement provides for patent and technology royalties which are paid based on a percentage of sales revenue received by Elanco. Consistent with EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," the Company recognizes revenue as reimbursable expenses are incurred, and upon the realization of the milestones as described in the agreement. The period or periods for recognition are determined based on the ongoing obligation of the Company, if any, under the contract or Elanco's intent to further develop the related product.

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

Research and Development

        Costs to develop the Company's products are expensed as incurred in accordance with SFAS No. 2, "Accounting for Research and Development Costs." These costs include research related overhead expenses, including salaries and other personnel related expenses, contractor fees, facility costs, supplies and depreciation of equipment.

Stock-Based Compensation

        The Company accounts for all stock options in accordance with the provisions of FAS 123(R), which requires that we recognize compensation cost relating to share-based payment transactions in our financial statements. The Company accounts for stock-based awards to non-employees in accordance with FAS 123(R) and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Significant judgment is required on the part of management in determining the proper assumptions to use in the computation of the amounts to be recorded pursuant to the provisions of FAS 123(R). We estimate the fair value of each option granted to an employee on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes option valuation model include the risk free interest rate, expected life, expected volatility, expected forfeitures and dividend yield of the option. Management bases its assumptions on historical data where available. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore are subject to management's judgment.

        Prior to the adoption of FAS 123(R) in the first quarter of 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," as interpreted by Financial Accounting Standards Board Interpretation No. 44, "Accounting for Transactions Involving Stock

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

Compensation—an Interpretation of ABP No. 25." The Company accounted for stock based awards to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, and have not recorded any adjustments as a result of our adoption of the new interpretation.

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

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

computation of diluted net loss per share as their effect would have been antidilutive. The securities excluded from diluted loss per share consist of the following:

	At December 31,
	2007	2006	2005
Stock options	7,536,622	6,539,935	6,799,093
Warrants to purchase common stock	2,626,239	3,365,749	2,839,565

	10,162,861	9,905,684	9,638,658

Other Comprehensive Income

        Other comprehensive income represents changes in equity from non-owner sources. The Company's only source of other comprehensive income is net income.

New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, established a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement establishes a fair value option in which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this standard on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and prescribes how to evaluate the nature and financial effects of the business combination. It also provides guidance for the accounting of pre-acquisition gain and loss contingencies and acquisition-related transaction costs. SFAS 141(R) is effective for us beginning in 2010. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that does not result in deconsolidation. SFAS 160 is effective for us in 2010. We believe that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        Property and equipment consist of the following:

	For the years ended December 31,
(In thousands)
	2007	2006
Equipment	$1,478	$1,435
Leasehold improvements	270	260

	1,748	1,695
Less accumulated depreciation and amortization	(1,481)	(1,321)

Total property and equipment, net	$267	$374

NOTE 4: COMMITMENTS AND CONTINGENCIES

        The Company has a non-cancelable operating lease agreement for office space in Pleasanton, California. We renewed this lease effective April 2005 and it will terminate in March 2010. Rent expense for 2007, 2006 and 2005 was approximately $211,000, $213,000, and $231,000 respectively. Future minimum lease payments under this lease are:

(In thousands)
2008	$217
2009	223
2010	56

$496

        We are from time to time a party to legal proceedings. All of the legal proceedings we are currently involved in are ordinary and routine. The outcomes of the legal proceedings are uncertain until they are completed. We believe that the results of the current proceedings will not have a material adverse effect on our business or financial condition or results of operations.

NOTE 5: RELATED PARTY TRANSACTIONS

        In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors. As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000. Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000 and 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement. In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham. We have expensed to research and

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

development approximately $500,000 in each of the years ended December 31, 2007, 2006, and 2005 related to this agreement Accrued related party royalties under this agreement were $250,000 and $250,000 at December 31, 2007, and 2006, respectively.

        Prior to the merger of NZ and Pre-Merger Lipid, Aruba transferred all of its shares of Pre-Merger Lipid common stock to KAI International and the shares were converted into shares of our common stock pursuant to the merger. In November 2005, KAI International transferred 1,060,000 shares to each of the Arukai Trust, the Chameleon Trust and the Roel Trust, of which Dr. Cham is the beneficial owner of each of the above trusts. On November 1, 2006, the Company entered into agreements with KAI International, LLC, the Arukai Trust, the Chameleon Trust, and the Roel Trust, each significant shareholders of the Company. The agreements grant to the Company, with respect to each stockholder, an irrevocable proxy to vote the stockholder's shares of the Company's common stock and a one time 120-day market standoff commencing upon notice from the Company. The agreements covered an aggregate of 4,231,421 shares of the Company's outstanding common stock then held by the stockholders. Under the agreements, the Company agreed to remove certain preexisting restrictions which limit the transfer of the shares held by the stockholders.

        On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC ("WCA"), an entity co-owned by Dr. Brewer and his spouse, Sylvia SantaMarina-Fojo, Ph.D., pursuant to which WCA provides the services of Dr. Brewer as the Company's Chief Scientific Director. Dr. Brewer was also appointed Vice Chairman of the Company's Board of Directors on May 16, 2005, and serves as Chairman of the Company's Scientific Advisory Board. The consulting agreement was for an initial three year term. On July 31, 2007 the consulting agreement was amended to extend the term of the consulting agreement until May 16, 2011. Upon expiration, the agreement automatically renews for an additional three-year term unless the Company or WCA provides at least 30 days notice of intent not to renew. In consideration for Dr. Brewer's services as Chief Scientific Director we are required to pay WCA annual fees of $395,000. For the twelve month periods ended December 31, 2007 and 2006, $395,000 was charged to selling, general and administrative expense for fees related to the consulting agreement. In 2005, approximately $247,000 was charged to selling, general and administrative expense for fees related to the consulting agreement. In addition to the annual fee, we granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement. Dr. Brewer's 100,000 option share award was re-priced in December 2007 as a result of the Company's election to re-price certain stock options that had been previously granted to employees, Directors, and consultants of the Company. The options were re-priced to the fair market value of our stock as of market closing on December 3, 2007, $0.89 per share. The other terms of the options, including the vesting schedules, remained unchanged. For the twelve months ended December 31, 2007, 2006 and 2005, approximately $9,500, $14,000 and $75,000, respectively was recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the consulting agreement.

        In connection with the Company's August 8, 2006 private placement, the Company sold 2,714,817 shares of common stock and warrants exercisable for an additional 814,445 shares of common stock to Sterling Pacific Assets, Inc. in exchange for an investment of approximately $3,421,000. The shares and warrants held by Sterling Pacific Assets, Inc. are deemed beneficially owned by Stephen E. Renneckar, a Director of the Company, and William Pope, an existing substantial shareholder, and former Director, of the Company. The shares of common stock and warrants were issued to Sterling Pacific Assets, Inc. on the same terms as those offered to the other participating investors. Pursuant to the completion of an additional sale of our common stock in December 2006, and the applicable

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

anti-dilution provisions contained in its warrant agreement, Sterling Pacific Assets was issued an additional 16,509 warrant shares.

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

(1)
Warrant shares include anti-dilution adjustments pursuant to the completion of the Company's private placement transactions in December 2006.

(2)
Frank M. Placenti serves as a Director pursuant to an arrangement between the Company and Directorship Services, Inc. ("DSI"). Directorship Services, Inc. Profit Sharing Trust was established by DSI as a retirement planning vehicle for DSI's employees. Mr. Placenti is the sole trustee of the trust and, in such capacity, has sole beneficial ownership of all Company shares owned by the Trust.

(3)
The Placenti Revocable Trust is an estate planning trust of which Mr. Placenti is a trustee. In his capacity as a trustee of such trust, Mr. Placenti is deemed to have beneficial ownership of all Company shares held by the Placenti Revocable Trust.

(4)
The Meyer Family Revocable Trust is an estate planning trust of which S. Lewis Meyer, Ph.D. is a trustee. In his capacity as a trustee of such trust, Dr. Meyer is deemed to have beneficial ownership of all Company shares held by The Meyer Family Revocable Trust.

(5)
H. Bryan Brewer, Jr., M.D. serves as a Director pursuant to an arrangement between the Company and Washington Cardiovascular Associates, LLC, an entity owned by Dr. Brewer. Dr. Brewer is deemed a 100% beneficial owner of Washington Cardiovascular Associates, LLC.

        On November 13, 2007, the Company entered into a consulting agreement with Ms. Sylvia SantaMarina-Fojo, Ph.D., the spouse of H. Bryan Brewer, Jr., M.D., and Washington Cardiovascular Associates, LLC, an entity co-owned by Dr. Brewer and Dr. SantaMarina-Fojo, pursuant to which WCA provides the services of Dr. SantaMarina-Fojo as co-investigator responsible for the execution of

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

all aspects of the mouse atherosclerosis study using the Company's HDL Mimetic Peptide technology conducted at Washington Hospital Center. In consideration for Dr. SantaMarina-Fojo's services, the Company pays WCA fees of $150.00 per hour, plus reimbursement of expenses incurred in the performance of the contract. In connection with this effort, on December 13, 2007, the Company issued to Dr. SantaMarina-Fojo a non-qualified stock option to purchase 50,000 shares of common stock at an exercise price of $0.78 per share, with immediate vesting upon grant. For the period ending December 31, 2007, approximately $43,000 was charged to research and development expense for fees related to the consulting agreement and approximately $31,000 was recorded as non-cash compensation charges related to the stock option awarded to Dr. SantaMarina-Fojo.

NOTE 6: RETIREMENT PLANS

        Lipid Sciences' 401(k) plan provides for a contribution by the Company each year for non-highly compensated employees. The Company matches 100% of the first 3% of the employee's salary and 50% of every $1.00 of the employee's salary deferred, up to 5%. Total expense for Lipid Sciences under this plan was approximately $8,000, $7,000 and $8,000 for 2007, 2006 and 2005, respectively.

NOTE 7: STOCKHOLDERS' EQUITY

Preferred Stock

        The number of shares of preferred stock authorized in the Company's Articles of Incorporation is 10,000,000, with a par value of $0.001. Shares of preferred stock may be issued from time to time, in one or more series, as authorized by the Board. Prior to issuance of shares of each series, the Board will designate for each such series, the preferences, conversion or other rights, voting powers, restrictions, rights to receive dividends or other distributions, rights upon dissolution or upon distribution of assets, qualifications and terms or conditions of redemption, as are permitted by law. No shares of preferred stock are outstanding and the Company has no present plans to issue any shares of preferred stock.

Common Stock

        The number of shares of common stock authorized in the Company's Articles of Incorporation is 75,000,000 with a par value of $0.001.

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

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

of NZ common stock to Lipid Sciences at a cash price of $8.00 per share. Lipid Sciences purchased the shares from Sun NZ, L.L.C. upon completion of the merger, after which the shares were retired.

        Pursuant to the merger, we notified all stockholders who either did not vote or did not vote in favor of the merger of their option of becoming a holder of "dissenting shares" as defined in Chapter 13 ("Chapter 13") of the California Corporations Code. We determined that in accordance with Section 1300(a) of Chapter 13, the fair market value of a dissenting share as of the day before the first announcement of the terms of the merger was $7.00. In order to pursue dissenters' rights and receive cash for each dissenting share, the dissenting stockholder was required to make a written demand for purchase of the shares in cash, and the demand must have been received by the President of the Company within 30 days of the mailing of the notice. If the Company and the dissenting stockholder agreed upon the price of the shares, then the Company was required to pay the stockholder the agreed price for the dissenting shares. The dissenting stockholder was also required to surrender his share certificate in order to receive payment of the price. Pursuant to two such notices from dissenting stockholders, we paid approximately $470,400 to repurchase 67,200 shares of Pre-Merger Lipid common stock, the equivalent of 104,767 shares of our common stock. All repurchased shares were retired.

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

        On September 30, 2005, we completed the private placement of 2,430,198 shares of the Company's common stock at a price of $2.98 per share, for an aggregate offering price of approximately $7.2 million, to institutional accredited investors. In connection with the private placement, we also issued to the investors warrants and AIRs in the form of warrants, as described in more detail under the heading "Warrants" below.

        On August 8, 2006, we completed the private placement of 4,993,781 shares of the Company's common stock at a price of $1.26 per share, for an aggregate offering price of approximately $6.3 million, to institutional and accredited investors, which included several Directors of the Company. In connection with the private placement, we also issued warrants to the investors, as described in more detail under the heading "Warrants" below.

        On December 19, 2006, we completed the private placement of 4,592,591 shares of the Company's common stock at a price of $1.35 per share, for an aggregate offering price of approximately $6.2 million, to institutional investors. In connection with the private placement, we also issued warrants to Oppenheimer & Co. Inc., the placement agent in the transaction, as described in more detail below

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

under the heading "Warrants." The issuance of the shares of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, since the issuance constituted a sale not involving a public offering. Following the offering, we filed a Registration Statement on Form S-3 with the SEC on January 5, 2007 to register for resale by the investors and the placement agent the shares of common stock issued in the offering and issuable upon exercise of the warrants. The registration statement became effective on January 19, 2007.

        As of December 31, 2007, there were 37,125,348 shares of common stock issued and outstanding.

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

        In October 2000, we issued a warrant to purchase 779,510 shares of common stock to SRI International ("SRI") at an exercise price of $3.21 per share as consideration for services it performed in connection with a development agreement between the Company and SRI. The warrant became exercisable only upon completion of specified milestones. On April 14, 2004, SRI exercised 40,000 of their 233,853 vested warrant shares in exchange for 40,000 shares of our common stock. On October 6, 2007, the remaining 739,510 warrant shares issued to SRI expired.

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

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        On December 19, 2006, we issued to Oppenheimer & Co. Inc. a warrant to purchase 183,703 shares of common stock at a per share exercise price of $2.18 as consideration for services it performed in connection with the private placement of our common stock in December 2006. The warrant, which expires on June 19, 2012, became exercisable on June 19, 2007. The fair value of the warrant, $238,000, was determined using the Black-Scholes method with the following assumptions: expected volatility of 93.6%, a dividend yield of 0%, a risk-free interest rate of 4.57%, and an expected life of 5.5 years. The fair value of the warrant was charged to additional paid-in capital as a cost of financing in 2006.

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

        In October 1997, NZ's Board of Directors approved the New Mexico and Arizona Land Company 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan provides that the following types of awards may be granted under the 1997 Plan: stock appreciation rights; incentive stock options; non-qualified stock options; restricted stock awards; unrestricted stock awards; and performance share awards which entitle recipients to acquire shares upon the attainment of specified performance goals. Under the 1997 Plan, awards may be granted with respect to a maximum of 900,000 shares of the Company's common stock, subject to adjustment in connection with certain events such as a stock split, merger or other recapitalization of the Company. We assumed the 1997 Plan as a result of the merger.

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

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        At December 31, 2007, options to purchase 4,397,437 common shares remain available for grant under all the plans.

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

        Effective January 1, 2006, we adopted FAS 123(R), which requires that we recognize compensation cost relating to share-based payment transactions in our financial statements. We have adopted FAS 123(R) on a modified prospective basis, which requires that we recognize compensation cost relating to all new awards and to awards modified, repurchased, or cancelled in our financial statements beginning January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," are no longer an alternative to financial statement recognition. To calculate the excess tax benefits available for use in offsetting potential future tax shortfalls, the Company will follow the alternative transition method discussed in FASB Staff Position No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards."

        The following table represents stock option activity for the twelve months ended December 31, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	5,799,398	$3.68
Granted	1,259,000	1.15
Exercised	(5,209)	0.89
Forfeited	(35,003)	2.26
Expired	(222,101)	3.57

Outstanding options at end of period	6,796,085	$1.99	5.73	$92,649

Options expected to vest at end of period	6,552,039	$2.01	5.61	$88,231

Exercisable options at end of period	5,297,375	$2.23	4.90	$63,690

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

        We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Twelve Months Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.86%	4.72%	3.66%
Expected life of options (in years)	4.74	3.92	3.04
Expected volatility	89.89%	95.20%	81.40%
Expected dividend yield	—	—	—
Weighted-average grant-date fair value	$0.96	$1.68	$2.09

        The assumptions above are based on multiple factors, including historical exercise patterns of employees and post-vesting employment termination behaviors. We use historical data to estimate the options' expected term, which represents the period of time that options granted are expected to be outstanding. Due to the relatively low trading volume of options on our common stock in prior quarters, and the withdrawal of options on our common stock in the third quarter of 2006, we do not use implied volatility to determine the expected volatility of our common stock. Rather, the historical volatility that is commensurate with the expected life of the option on the date that it is measured is used as our estimate of future expected volatility. Since we have never paid any dividends and do not anticipate paying any dividends at least through the expected life of our stock options outstanding, we use an expected dividend yield of zero when calculating the fair value of stock options. The risk-free interest rate for periods within the contracutal life of the option is based on the U.S. Treasury yield curve in effect at the measurement date of the option.

        FAS 123(R) requires that we estimate forfeitures, or the number of shares that are expected to be cancelled prior to vesting, at the time of grant, and adjust for actual forfeitures in subsequent periods if they differ from our original estimates. Based on our historical experience of options that have been cancelled prior to vesting, we have assumed an annualized forfeiture rate of 12% for all new option grants. In the Company's pro forma information required under FAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

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

(In thousands, except per share amounts)	Twelve Months Ended December 31, 2005
Reported net loss	$(10,214)
Add stock-based compensation included in net loss	57
Compensation expense for stock options	(1,104)

Pro forma net loss	$(11,261)

Net loss per share—basic and diluted:
As reported	$(0.40)
Pro forma	$(0.44)

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

        Total compensation cost for share-based payment arrangements recognized in income for the twelve month periods ended December 31, 2007, 2006 and 2005 was approximately $1,843,000, $862,000 and $186,000 respectively. The compensation cost for share-based payment arrangements for the twelve month period ending December 31, 2007 was comprised of approximately $1,557,000 in employee related compensation expense and $286,000 of non-employee related compensation expense. The compensation cost for share-based payment arrangements for the twelve month period ended December 31, 2006 was comprised of approximately $855,000 in employee related compensation expense and $7,000 in non-employee related compensation expense. The $855,000 in employee related compensation cost was recorded on the income statement as a result of the adoption of FAS 123(R). The compensation cost for share-based payment arrangements for the twelve month period ended December 31, 2005 was comprised of approximately $57,000 in employee related compensation expense and $129,000 in non-employee related compensation expense.

        The total compensation cost related to nonvested awards not yet recognized as of December 31, 2007 was approximately $1,650,000 and the weighted average expected remaining recognition period as of December 31, 2007 was approximately 2.1 years.

        We received $4,600 in gross proceeds as a result of the 5,209 stock options exercised in the twelve month period ended December 31, 2007. The intrinsic value of options exercised in 2007, 2006 and 2005 was approximately $3,300, $95,000, and $47,000, respectively. We did not recognize any tax benefit related to these share-based arrangements as we are in a loss position and have a full valuation allowance against our tax benefits.

        In December of 2007, the Company elected to re-price certain stock options that had been previously granted to employees, Directors, and consultants of the Company. The options were re-priced to the fair market value of our stock as of market closing on December 3, 2007, $0.89 per share. The other terms of the options, including the vesting schedules, remained unchanged. Included in the total stock based compensation for the twelve months ended December 31, 2007 is approximately $731,000 of stock based compensation related to the re-pricing. In addition, pursuant to FAS 123(R), $333,000 of unamortized stock option compensation associated with the original stock option grants, is expensed immediately and is part of the total stock option compensation expense. The remaining $204,000 of unamortized expense associated with the original grants will be amortized over the remaining term of the original option grants.

NOTE 8: DISCONTINUED OPERATIONS

        As a result of the merger between NZ and Pre-Merger Lipid on November 29, 2001, certain real estate assets, including commercial real estate loans were acquired. As part of the merger, we announced our intent to conduct an orderly disposition of those assets to fund the ongoing operations of Lipid Sciences' biotechnology business. On March 22, 2002, we formalized a plan to discontinue the operations of our real estate business, including commercial real estate loans. As a result, we reclassified the results of operations and the assets and liabilities of the discontinued operations for all periods presented. During 2005 we disposed of the remaining real estate asset. Therefore, as of the date of this filing, the Company has no remaining real estate assets.

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 9: INCOME TAXES

        There is no provision for income taxes because we have incurred operating losses since inception.

        The reconciliation of the computed statutory income tax benefit to the effective income tax benefit follows:

(In thousands) For the years ended December 31,	2007	2006	2005
Statutory federal income tax expense	$4,304	$3,800	$3,473
State income taxes, net of federal benefit	—	—	—
Valuation allowance	(4,386)	(4,091)	(4,013)
Research tax credit	341	415	364
Other	(259)	(124)	176

Total income tax benefit	$—	$—	$—

        Deferred income taxes are recorded based upon differences between the financial statements and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards that comprised deferred income tax assets and liabilities were as follows:

(In thousands) For the years ended December 31,	2007	2006
Current deferred tax assets and liabilities:
Accruals and deferred compensation	$267	$213
Capitalized acquisition costs	280	312
Other	(75)	(94)
Valuation allowance	(472)	(431)

Total current deferred tax assets	$—	$—

(In thousands) For the years ended December 31,	2007	2006
Noncurrent deferred tax assets and liabilities:
Net operating losses	$24,444	$20,452
Stock options	2,230	2,041
Basis difference in assets	1,610	1,329
Research and development credits	3,979	3,610
Valuation allowance	(32,263)	(27,432)

Total non current deferred tax assets	$—	$—

        A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a valuation allowance at December 31, 2007 and 2006 due to the uncertainty of realizing future tax benefits from certain of the Company's net operating loss ("NOL") carryforwards and credits.

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

Lipid Sciences, Inc.

Notes to Consolidated Financial Statements (Continued)

        At December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $67,000,000 and $31,000,000, respectively. These carryforwards begin to expire in 2020 and 2012 for federal and state purposes, respectively. The Company also has available federal and California research and development tax credit carryforwards of approximately $2,800,000 and $1,800,000, respectively.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adopting FIN 48 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 and have not recorded any adjustments as a result of our adoption of the new interpretation.

        We have elected to record any potential interest or penalties related to uncertain tax positions as income tax expense. For the year ended December 31, 2007, we did not record any interest or penalties related to uncertain tax positions. As of December 31, 2007, we did not have any amounts accrued for interest or penalties related to uncertain tax positions.

        At December 31, 2007, we do not have any unrecognized tax benefits that, if recognized, would affect our effective tax rate.

        We are subject to U.S. federal income tax and California state income tax. For the years through 2000 through 2007, we are subject to examination at the U.S. federal level and multiple state jurisdiction levels.

NOTE 10: UNAUDITED QUARTERLY FINANCIAL INFORMATION

        Certain unaudited quarterly financial information for the years ended December 31, 2007 and 2006 is presented below:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$59	$137	$106	$4
Net loss	$(2,456)	$(2,747)	$(3,339)	$(4,213)
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.09)	$(0.11)

2006
Revenue	$22	$6	$10	$21
Net loss	$(2,997)	$(2,584)	$(2,912)	$(2,684)
Basic and diluted net loss per share	$(0.11)	$(0.09)	$(0.10)	$(0.08)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipid Sciences, Inc.
/s/ S. LEWIS MEYER, Ph.D. S. Lewis Meyer, Ph.D. President and Chief Executive Officer Date: March 28, 2008

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

Signature	Title	Date

/s/ S. LEWIS MEYER, Ph.D. S. Lewis Meyer, Ph.D.	President & Chief Executive Officer	March 28, 2008
/s/ SANDRA GARDINER Sandra Gardiner	Chief Financial Officer	March 28, 2008
/s/ H. BRYAN BREWER, JR., M.D. H. Bryan Brewer, Jr., M.D.	Vice Chairman	March 28, 2008
/s/ JOHN E. CRAWFORD John E. Crawford	Director	March 28, 2008
/s/ BOSKO DJORDJEVIC Bosko Djordjevic	Director	March 28, 2008
/s/ FRANK M. PLACENTI Frank M. Placenti	Director	March 28, 2008
/s/ STEPHEN E. RENNECKAR Stephen E. Renneckar	Director	March 28, 2008
/s/ GARY S. ROUBIN, M.D., Ph.D. Gary S. Roubin, M.D., Ph.D.	Director	March 28, 2008

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (6)
3.2	Bylaws, as amended (17)
4.1	Form of Common Stock Certificate (7)
4.2	Registration Rights Agreement between Lipid Sciences, Inc. and various investors dated August 8, 2006 (11)
4.3	Form of Warrant issued on August 8, 2006 to various investors (11)
4.4	Registration Rights Agreement between Lipid Sciences, Inc. and various investors dated December 18, 2006 (14)
4.5	Warrant issued by Lipid Sciences, Inc. to Oppenheimer & Co. Inc. dated December 18, 2006 (14)
4.6	Warrants and Shareholders Rights Agreement issued by Lipid Sciences, Inc., to SRI International under the Development Agreement dated March 8, 2001 (3)
10.1	2001 Performance Equity Plan, as amended (15)
10.2	2000 Stock Option Plan, as amended (15)
10.3	1997 Stock Incentive Plan (1)
10.4	Form of Lipid Sciences, Inc. Incentive Stock Option Agreement for 2001 Performance Equity Plan (8)
10.5	Form of Lipid Sciences, Inc. Non-Qualified Stock Option Agreement for 2001 Performance Equity Plan (8)
10.6	Form of Lipid Sciences, Inc. Non-Qualified Stock Option Agreement for Outside Directors and Consultants (2)
10.7	Form of Lipid Sciences, Inc. Non-Qualified Stock Option Agreement Outside the Plan (2)
10.8	Form of Indemnification Agreement between Lipid Sciences, Inc. and its Directors and Officers (7)
10.9	Intellectual Property License Agreement between Lipid Sciences, Inc. and Aruba International Pty. Ltd. Dated December 30, 1999 (3) *
10.10	Service Agreement between Lipid Sciences, Inc. and Karuba International Pty. Ltd., dated November 27, 2001 (5)
10.11	Deed among Lipid Sciences, Inc., Karuba International Pty. Ltd., and Bill E. Cham, dated November 29, 2001 (5)
10.12	Employment Agreement with Jo-Ann B. Maltais, Ph.D., dated August 25, 2000 (4)
10.13	Deed of Assignment between Aruba International Pty Ltd. and Aruba International B.V., dated November 24, 2004 (8)
10.14	Consulting Agreement with Washington Cardiovascular Associates, L.L.C. dated May 16, 2005 (9)
10.15	Form of Irrevocable Proxy Agreement between Lipid Sciences, Inc. and several existing shareholders dated November 1, 2006 (12)
10.16	Clinical Study Agreement (Lipid Sciences Protocol LS-001) with MedStar Research Institute dated May 15, 2006 (10) *
10.17	Collaborative Research and License Agreement between Lipid Sciences, Inc. and Elanco Animal Health dated November 7, 2006 (13) *
10.18	Second Amended and Restated Employment Agreement with Sandra Gardiner, dated March 1, 2007 (16)
10.19	Second Amended and Restated Employment Agreement with Dale Richardson, dated March 1, 2007 (16)
10.20	Amendment to Consulting Agreement with Washington Cardiovascular Associates, LLC dated July 31, 2007 (18)

10.21	Second Amended and Restated Employment Agreement with Lew Meyer, Ph.D., dated March 10, 2008 (19)
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
24.1	Powers of Attorney (Included on Signature Page)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10)
This exhibit is filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2006 and is incorporated herein by reference.

(11)
This exhibit is filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on August 10, 2006 and is incorporated herein by reference.

(12)
This exhibit is filed in the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2006 and is incorporated herein by reference.

(13)
This exhibit is filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2006 and is incorporated herein by reference.

(14)
This exhibit is filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on December 20, 2006 and is incorporated herein by reference.

(15)
This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2007 and is incorporated by reference.

(16)
This exhibit is filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on April 20, 2007 and is incorporated by reference.

(17)
This exhibit is filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on September 27, 2007 and is incorporated by reference.

(18)
This exhibit is filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on August 1, 2007 and is incorporated by reference.

(19)
This exhibit is filed as an exhibit to the Registrant's Current Report on Form 8-K, filed with the SEC on March 11, 2008 and is incorporated herein by reference.

*
Confidential treatment has been granted with respect to certain portions of these agreements.

QuickLinks

LIPID SCIENCES, INC. FORM 10-K For the Fiscal Year Ended December 31, 2007 Table of Contents
EXPLANATORY NOTES
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
LIPID SCIENCES, INC. (A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Lipid Sciences, Inc. Notes to Consolidated Financial Statements
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS