Form 10-Q
period 2008-03-31
LIPID SCIENCES INC/
filed 2008-05-12
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 30, 2008
Common Stock
$0.001 par value	37,125,348

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended March 31, 2008

TABLE OF CONTENTS

		Page No.
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, and Cumulative period from Inception (May 21, 1999) to March 31, 2008	2

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and Cumulative period from Incepetion (May 21, 1999) to March 31, 2008	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Item 4T.	Controls and Procedures	15

PART II – OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

INDEX TO EXHIBITS FOR FORM 10-Q		18

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,235	$6,459
Accounts receivable	—	4
Prepaid expenses	389	508
Other current assets	33	25
Total current assets	4,657	6,996
Property and equipment, net	291	267
Long-term lease deposits	18	18
Total assets	$4,966	$7,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,911	$2,317
Accrued related party royalties	375	250
Accrued compensation	595	604
Taxes payable	1	—
Total current liabilities	2,882	3,171
Deferred rent	17	17
Total liabilities	2,899	3,188

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 37,125,348 shares issued and outstanding at both March 31, 2008 and December 31, 2007	37	37
Additional paid-in capital	91,482	91,269
Deficit accumulated in the development stage	(89,452)	(87,213)
Total stockholders’ equity	2,067	4,093
Total liabilities and stockholders’ equity	$4,966	$7,281

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Period from Inception (May 21, 1999) to March 31,
(In thousands, except per share amounts)	2008	2007	2008
Revenue:
Collaboration agreement revenue	$250	$59	$556
Grant revenue	—	—	100
Total revenue	250	59	656
Operating expenses:
Research and development(1)	1,638	1,813	70,712
Selling, general and administrative(2)	897	906	32,611
Total operating expenses	2,535	2,719	103,323
Operating loss	(2,285)	(2,660)	(102,667)
Interest and other income	46	204	4,808
Loss from continuing operations	(2,239)	(2,456)	(97,859)
Income tax benefit	—	—	8,004
Net loss from continuing operations	(2,239)	(2,456)	(89,855)
Discontinued operations:
Income from discontinued operations	—	—	582
Income tax expense	—	—	(179)
Income from discontinued operations - net	—	—	403
Net loss	$(2,239)	$(2,456)	$(89,452)

Loss per share – basic and diluted:
Net loss per share	$(0.06)	$(0.07)

Weighted average number of common shares outstanding – basic and diluted	37,125	37,120

Non-cash option compensation expense included in operating expenses:

(1)Research and development	90	78
(2)Selling, general and administrative	123	120

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,		Period from Inception (May 21, 1999) to March 31,
(In thousands)	2008	2007	2008
Cash flows used in operating activities:
Net loss from continuing operations	$(2,239)	$(2,456)	$(89,855)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	31	46	1,582
Loss on disposal of assets	—	—	214
Accretion of discount on investments	—	—	(891)
Stock compensation expense for options issued to consultants, employees and advisors	213	198	9,082
Issuance of warrants to consultants	—	—	1,282
Changes in operating assets and liabilities:
Accounts receivable	4	(72)	—
Prepaid expenses and other current assets	110	(7)	(423)
Notes receivable	—	—	6,569
Other assets	—	—	(19)
Taxes payable	1	2	1
Accounts payable and other current liabilities	(405)	106	(132)
Accrued related party royalties	125	125	375
Accrued compensation	(9)	(171)	595
Deferred revenue	—	20	—
Deferred rent	—	1	18
Net cash used in operating activities of continuing operations	(2,169)	(2,208)	(71,602)

Cash flows used in investing activities:
Capital expenditures	(55)	(44)	(2,102)
Proceeds from disposal of assets	—	—	17
Purchases of investments	—	—	(91,395)
Maturities and sales of investments	—	—	92,286
Net cash used in investing activities of continuing operations	(55)	(44)	(1,194)

Cash flows provided by financing activities:
Acquisition of NZ Corporation – cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	—	20	36,587
Proceeds from issuance of warrants	—	—	40
Net cash provided by financing activities of continuing operations	—	20	42,917
Net decrease in cash and cash equivalents from continuing operations	(2,224)	(2,232)	(29,879)
Cash flows provided by discontinued operations
Operating activities	—	—	38,185
Investing activities	—	—	10,837
Financing activities	—	—	(14,908)
Net cash provided by discontinued operations	—	—	34,114
Cash and cash equivalents at beginning of period	6,459	16,691	—
Cash and cash equivalents at end of period	$4,235	$14,459	$4,235

	Three Months Ended March 31,		Period from Inception (May 21, 1999) to March 31,
(In thousands)	2008	2007	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax recovered	—	—	(1,473)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)
Fair value of assets acquired (other than cash)	$—	$—	$40,286

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS
Accrued financing costs	$—	$4	$—

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

In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.  As of March 31, 2008, we had cash and cash equivalents equal to approximately $4.2 million.  We anticipate that existing cash and cash equivalents, in addition to any proceeds received from current or future licensing partnerships, will provide sufficient working capital for our operations, including our current development projects, into the third quarter of 2008.  Our estimate of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties.  Actual results could vary significantly.  We have based this estimate on current assumptions that may prove to be wrong, and we could, utilize our available capital resources sooner than we currently expect.  We will need to raise additional capital.  We intend to seek capital necessary to fund our operations through public or private financings, new collaborations, such as licensing or other arrangements or through research and development grants.  There can be no assurance, however, that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.  If adequate funds are not available to satisfy our financial obligations, we may have to substantially reduce or eliminate certain areas of our product development activities.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”), and do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements.  The results for interim periods are not necessarily indicative of the results to be expected for the full year.  The December 31, 2007 balance sheet, as presented, was derived from the audited Consolidated Financial Statements as of December 31, 2007.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2008.

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

In connection with the collaborative research and license agreement entered into with Elanco Animal Health (“Elanco”), the Company may periodically record revenue resulting from various financial components described in the agreement. These components may include: reimbursable expenses incurred by us pertaining to the development of certain immunological products for animal health using our delipidation immunological technology; technology access fees which provide for exclusive license rights in a limited field of use; and milestone payments for regulatory submission by Elanco, as well as the subsequent regulatory approval, if received. In addition, the agreement provides for patent and technology royalties which are paid based on a percentage of sales revenue received by Elanco. Consistent with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company recognizes revenue as reimbursable expenses are incurred, and upon the realization of the milestones as described in the agreement. The period or periods for recognition are determined based on the ongoing obligation of the Company, if any, under the contract or Elanco’s intent to further develop the related product.

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

	At March 31,
	2008	2007
Stock options	7,331,445	7,203,935
Warrants to purchase common stock	2,626,239	3,365,749
	9,957,684	10,569,684

NOTE 3:  STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” “FAS 123(R),” which requires that we recognize compensation cost relating to share-based payment transactions in our financial statements.  We have adopted FAS 123(R) on a modified prospective basis, which requires that we recognize compensation cost relating to all new awards and to awards modified, repurchased, or cancelled in our financial statements beginning January 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered and were outstanding as of January 1, 2006 will be recognized as the requisite service is rendered on or after January 1, 2006.  The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” are no longer an alternative to financial statement recognition.  To calculate the excess tax benefits available for use in offsetting potential future tax shortfalls, the Company follows the alternative method discussed in Financial Accounting Standards Board (“FASB”) staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”

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

At March 31, 2008, options to purchase an aggregate of 4,602,614 shares of common stock remain available for grant under all the plans.

Other Required FAS 123(R) Disclosures

The following table represents stock option activity for the three months ended March 31, 2008:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	6,796,085	$1.99
Granted	—	—
Exercised	—	—
Forfeited	10,781	1.52
Expired	194,396	8.07
Outstanding options at end of period	6,590,908	$1.81	5.69	$668,576
Options expected to vest at end of period	6,422,314	$1.82	5.60	$658,343
Exercisable options at end of period	5,464,820	$1.95	5.08	$574,044

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	—	4.84%
Expected life of options (in years)	—	5.00
Expected volatility	—	93.9%
Expected dividend yield	—	—
Weighted-average grant-date fair value	—	$1.02

No assumptions were made in the first quarter of 2008 because no stock options were granted during the period.  For the quarter ending March 31, 2007, the assumptions are based on multiple factors, including historical exercise patterns of employees and post-vesting employment termination behaviors.  We use historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding.  Due to the relatively low trading volume of options on our common stock, we do not use implied volatility to determine the expected volatility of our common stock.  Rather, the historical volatility that is commensurate with the expected life of the option on the date that it is measured is used as our estimate of future expected volatility.  Since we have never paid any dividends and do not anticipate paying any dividends at least through the expected life of our stock options outstanding, we use an expected dividend yield of zero when calculating the fair value of stock options.  The risk-free interest rate for periods within the contracutal life of the option is based on the U.S. Treasury yield curve in effect at the measurement date of the option.

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

Total compensation cost for share-based payment arrangements recognized in income for the three month periods ended March 31, 2008 and 2007 is presented in the following table:

	Three Months Ended March 31,
(In thousands)	2008	2007
Employee related compensation cost	$184	$166
Non-employee related compensation cost	29	32
Total compensation cost recognized in income	$213	$198

The total compensation cost related to nonvested awards not yet recognized as of March 31, 2008 was approximately $881,000 and the weighted average expected remaining recognition period as of March 31, 2008 was approximately 1.5 years.

We did not receive any gross proceeds in the current quarter since no stock options were exercised in either of the periods ending March 31, 2008 or 2007.  We did not recognize any tax benefit related to these share-based arrangements as we are in a loss position and have a full valuation allowance against our tax benefits.

NOTE 4:  RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008 the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This statement is intended to enhance current disclosure framework in Statement 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement changes the disclosure requirements for derivative instruments and hedging activities, and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  We believe that the adoption of this statement will not have a material impact on our financial position, results of operations, or cash flows.

NOTE 5:  RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors.  As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000.  Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000 and 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement.  In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.  We have expensed to research and development approximately $125,000 in both three month periods ended March 31, 2008 and 2007 related to this agreement.  Accrued related party royalties under this agreement were $375,000 and $250,000 at March 31, 2008 and December 31, 2007, respectively.

On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC (“WCA”), an entity co-owned by Dr. Brewer and his spouse, Silvia Santamarina-Fojo, Ph.D., pursuant to which WCA provides the services of Dr. Brewer as the Company’s Chief Scientific Director.  Dr. Brewer was also appointed Vice Chairman of the Company’s Board of Directors on May 16, 2005, and serves as Chairman of the Company’s Scientific Advisory Board.  The consulting agreement was for an initial three-year term.  On July 31, 2007 the consulting agreement was amended to extend the term of the consulting agreement until May 16, 2011.  Upon expiration, the agreement automatically renews for an additional three-year term unless the Company or WCA provides at least 30 days notice of intent not to renew. In consideration for Dr. Brewer’s services as Chief Scientific Director we are required to pay WCA annual fees of $395,000.  For each of the three month periods ended March 31, 2008 and 2007, approximately $99,000 was charged to selling, general and administrative expenses for fees related to the consulting agreement.  In addition to the annual fee, we granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement.  Dr. Brewer’s 100,000 option share award was re-priced in December 2007 as a result of the Company’s election to re-price certain stock options that had been previously granted to employees, Directors, and consultants of the Company.  The options were re-priced to the fair market value of our stock as of market closing on December 3, 2007, $0.89 per share.  The other terms of the options, including the vesting schedules, remained unchanged.  For the three month periods ended March 31, 2008 and 2007, approximately $16,000 and $9,000, respectively, was recorded as non-cash compensation charges related to the stock option awarded to Dr. Brewer under the consulting agreement.

On November 13, 2007, the Company entered into a consulting agreement with Dr. Santamarina-Fojo and Washington Cardiovascular Associates, LLC, an entity co-owned by Dr. Brewer and Dr. Santamarina-Fojo, pursuant to which WCA provides the services of Dr. Santamarina-Fojo as co-investigator responsible for the execution of all aspects of the mouse atherosclerosis study using the Company’s HDL Mimetic Peptide technology.  In consideration for Dr. Santamarina-Fojo’s services, the Company pays WCA fees of $150.00 per hour, plus reimbursement of expenses incurred in the performance of the contract.  In connection with this effort, on December 13, 2007, the Company issued to Dr. Santamarina-Fojo a non-qualified stock option to purchase 50,000 shares of common stock at an exercise price of $0.78 per share, with immediate vesting upon grant.  For the period ended March 31, 2008 approximately $1,000 was charged to research and development expense for fees related to the consulting agreement.

NOTE 6:  INCOME TAX

The Company’s effective tax rate was zero for the three months ended March 31, 2008 and 2007.  The effective tax rate was calculated using an estimate of our expected annual pretax income for 2008.  The effective tax rate for 2008 differs from the statutory federal income tax rate primarily due to additional valuation allowance provided.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company has established a valuation allowance against its net operating loss carryforward and credits due to uncertainty of realizing future benefits.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements concerning plans, objectives, goals, strategies, future events or performance as well as all other statements which are not statements of historical fact.  These statements contain words such as, but not limited to, “believes,” “anticipates,” “expects,” “estimates,” “projects,” “will,” “may” and “might.”  The forward-looking statements contained in this Form 10-Q reflect our current beliefs and expectations on the date of this Form 10-Q.  Actual results, performance or outcomes may differ materially from what is expressed in the forward-looking statements.  We have discussed the important factors, which we believe could cause actual results, performance or outcomes to differ materially from what is expressed in the forward-looking statements, in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 28, 2008.  We are not obligated to publicly announce any revisions to these forward-looking statements to reflect a change in facts or circumstances.

You should read the discussion below in conjunction with Part I, Item 1, “Financial Statements,” of this Form 10-Q and Part II, Items 7, 7A and 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Quantitative and Qualitative Disclosures About Market Risk” and “Financial Statements and Supplementary Data,” respectively, of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.

We intend to finance our operations through existing cash on hand, proceeds received from public or private financings, any proceeds received from our current or future licensing partnerships, and research and development grants.  We anticipate that existing cash and cash equivalents, in addition to any proceeds received from our current or future licensing partnerships, will provide sufficient working capital for our operations, including our current development projects, into the third quarter of 2008.  In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses.  We will need to raise additional capital to fund the continued development of our technology, to meet our license and contractual obligations, and to fulfill our financial requirements.  If adequate funds are not available to satisfy our requirements we may have to substantially reduce, or eliminate, certain areas of our product development activities, significantly limit our operations, modify our business strategy, or cease business operations.

In November 2006, we entered into a collaborative research and license agreement with Elanco Animal Health, a division of Eli Lilly and Company, to develop one or more immunological products for animal health applications beginning with a vaccine directed against certain lipid-enveloped organisms.  Under the agreement, the Company granted to Elanco a worldwide exclusive license to research, develop, manufacture, and sell certain immunological products for animal health, which will be developed using its delipidation immunological technology.  Pursuant to the terms of the agreement, Elanco will pay for all the associated research and development expenses for each targeted product.  In exchange for the license, subject to completion of Elanco’s due diligence and sales of products meeting various thresholds, we may receive a technology access fee, milestone payments and royalties.  Elanco has exercised its option for the first vaccine indication developed by us.  As a result, we received a technology access fee from Elanco and may receive payments in the future including milestone payments and royalties from product sales.

In January 2008, the Company demonstrated a positive therapeutic effect with the Company’s proprietary delipidated autologous virus vaccine in Simian Immunodeficiency Virus (“SIV”)-infected non-human primates.  Primates infected with SIV are a widely-accepted model for Human Immunodeficiency Virus (“HIV”).  The 22-month study, conducted at the Yerkes National Primate Research Center at Emory University in Atlanta, included six animals in the treatment arm and six placebo animals.  Vaccination with autologous SIV, delipidated by our proprietary process, led to an average 15.5 times viral load reduction in the treated animals.  All six animals in the treatment arm of the study responded with an average drop in viral load in excess of 90%.  While the study was not powered for statistical significance, it revealed a trend of p=0.1, indicating the benefit of autologous delipidated viral vaccination in lowering viral loads in chronically-infected animals.

In March 2008, we released the intravascular ultrasound data analysis from our ‘first in man’ clinical trial initiated in June 2006.  The clinical trial, entitled “A Randomized Single-Blind, Placebo-Controlled Study to Evaluate the Safety of the Lipid Sciences’ PDS-2 in Subjects with Prior Acute Coronary Syndrome,” consisted of 28 patients (14 treatment patients and 14 placebo patients), and was conducted at the Washington Hospital Center in Washington, D.C.  Dr. Ron Waksman, Associate Director, Division of Cardiology at the Washington Hospital Center, was the principal investigator for the trial.  The intravascular ultrasound (“IVUS”) analysis was conducted at the Cardiovascular Research Institute, MedStar Research Institute, under the direction of Dr. Neil J. Weissman, Director of the Cardiac Ultrasound and Ultrasound Core Laboratories.  The clinical trial subjects were between the ages of 18 and 85 with angiographic evidence of Coronary Artery Disease in the target artery, as defined by at least one lesion with an occlusion between 20-50%.  Each potential participant underwent an initial screening, which included a blood panel and IVUS assessment to determine eligibility for enrollment and randomization into the study.  The trial consisted of a total of seven weekly delipidation/re-infusion procedures.  The treatment subjects received infusions of their own plasma that had been delipidated by the PDS-2 system; the control subjects received infusions of their own untreated plasma that had not been delipidated.  The study duration for each participant was approximately ten weeks.  The data revealed a strong trend of regression of coronary atherosclerosis as measured by IVUS in the group of patients treated by the Company’s proprietary HDL Selective Delipidation technology.  These measurements showed that the average total atheroma volume in the target coronary arteries decreased by 5.31% in the treatment group versus a 1.33% increase in the placebo group.  The effect on the average of the 10mm most diseased arterial segments was a 7.34% decrease for the treated group as compared to a 2.10% decrease in the placebo group.  While the results of this trial were not statistically significant due to the small number of patients enrolled in the trial, they were, nevertheless, an indication of the potential of this therapy to reverse coronary artery disease.  The patients in the trial tolerated the process very well, and a 93% patient retention rate demonstrated feasibility in a clinical setting.  We will continue to analyze data from the clinical trial utilizing our PDS-2 device and prepare a final study report, as well as seek clarity from the Food and Drug Administration (“FDA”) on the design of a future pivotal trial leading to a Pre-Market Approval (“PMA”) application and subsequent approval for commercialization.

We have developed a synthetic form of HDL that mimics key functions of naturally-occurring human HDL.  Our lead HDL Mimetic Peptide compound, LSI-518P, and several back-up compounds have been identified and validated with an extensive battery of in vitro assays.  The lead compound was selected as a result of screenings at multiple external research sites.  In these in vitro tests, the selected mimetic peptide candidates effluxed cholesterol via the ABCA1 transporter metabolic pathway—known to be optimal for removing cholesterol from arterial plaque via the reverse cholesterol transport mechanism—at a rate similar to naturally-occurring HDL.  Having identified a lead compound, we then initiated a study designed to demonstrate its effectiveness in reducing the progression of atherosclerosis, as well as, an additional study to demonstrate its anti-inflammatory properties.  On March 18, 2008, we announced that LSI-518P demonstrated the ability to reduce the progression of atherosclerosis by 20% after four weeks of treatment (p=0.106), and by 32% (p=0.01) after eight weeks of treatment, when compared to a placebo group in a well-accepted, Apo E knockout mouse model for atherosclerosis.  This placebo-controlled study was conducted at MedStar Research Institute and the data analyzed at an independent laboratory.  Because the initial design goals of the HDL Mimetic Peptide therapeutic program have now been met, we will move to validate other key cardio-protective characteristics of LSI-518P and begin conducting a comprehensive series of toxicology studies in the next phase of the LSI-518P development program.

Results of Continuing Operations – Three Months Ended March 31, 2008 and 2007

Revenue.  We recognized $250,000 in collaboration agreement revenue in the three months ended March 31, 2008 compared to $59,000 of collaboration revenue in the first three months of 2007.  This revenue is related to our collaborative research agreement entered into with Elanco in November 2006.

We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our HDL Therapy and Viral Immunotherapy platforms.

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory and business development expenses, and are comprised of 65% of operating expenses in the three months ended March 31, 2008.  Research and development expenses decreased approximately $175,000, or 10%, to $1,638,000 in the first quarter of 2008 from $1,813,000 for the same period in 2007.  This decrease was primarily related to the conclusion of the clinical trial using our HDL Selective Delipidation technology conducted at the Washington Hospital Center in Washington, D.C., and the completion of the 22-month study of SIV-infected non-human primates, conducted at the Yerkes National Primate Research Center at Emory University in Atlanta, using our Viral Immunotherapy platform.  Partially offsetting these decreases were increased costs associated with the Company’s HDL Mimetic Peptide program.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  For the three months ended March 31, 2008, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses.  General and administrative expenses remained relatively unchanged during the three months ended March 31, 2008 as compared to the same period in 2007, decreasing approximately $9,000, or 1%, from $906,000 in the first quarter of 2007 to $897,000 during the same period of 2008.

Interest and Other Income.  Interest and other income for the three months ended March 31, 2008 decreased approximately $158,000, or 78% to $46,000, compared with the same period in 2007.  This decrease was primarily due to a lower cash balances and interest rate yields in the first quarter of 2008 as compared with the same period in 2007.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2,169,000 and $2,208,000 for the three months ended March 31, 2008 and 2007, respectively, resulting primarily from operating losses incurred as adjusted for non-cash compensation charges and partially offset by the payment or accrual of accounts payable.

Net cash used by investing activities of approximately $55,000 and $44,000 for the three months ended March 31, 2008 and 2007, respectively, was the result of capital equipment purchases.

No cash was provided by, or used in, financing activities during the three months ended March 31, 2008.  During the three months ended March 31, 2007, approximately $20,000 was provided by financing activities and was attributable to an adjustment to offering costs related to the December 2006 private placement of our common stock.

Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy platform the majority of which will strengthen our HDL Mimetic Peptide program.  We will seek to further develop our HDL Mimetic Peptide program, including additional pre-clinical data and toxicology studies, to support an IND filing and the initiation of Phase I clinical trials.  The expected use of funds related to our HDL Selected Delipidation technology include costs associated with the data analysis and final study report from the clinical trial utilizing our PDS-2 device, as well as obtaining clarity from the FDA on the design of a future pivotal trial leading to a PMA application and subsequent approval for commercialization.  Our primary strategy for our Viral Immunotherapy technology is to pursue external grant funding for the further development both of a preventive and therapeutic vaccine for HIV, and to continue to expand our collaborative research and license agreement with Elanco to develop immunological products in the field of animal health.  We anticipate our principal sources of funds to be cash on hand, proceeds received from public or private financings and any proceeds received from our current or future licensing partnerships and research and development grants.  As of March 31, 2008, we had cash and cash equivalents equal to approximately $4,235,000.  We anticipate that these assets will provide sufficient working capital for our operations, including our current development projects, into the third quarter of 2008.  We will need to raise additional capital to fund the continued

development of our technology, to meet our license and contractual obligations, and to meet our financial requirements.  The Company continues to consider public or private financings, to plan the formation of strategic development or licensing partnerships, to apply for research and development grants, and to explore strategic initiatives.  However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.

Contractual Obligations

Future estimated contractual obligations are:

(In thousands)	2008	2009	2010	2011	2012	Total
Operating Leases	$217	$223	$56	$—	$—	$496
Royalty Payments*	500	500	500	500	500	2,500
Total	$717	$723	$556	$500	$500	$2,996

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

Critical Accounting Policies

The SEC has indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We consider the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates we make.  We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results will differ, and may differ materially from these estimates under different assumptions or conditions.  Additionally, changes in accounting estimates could occur in the future from period to period.  Our management has discussed the development and selection of our most critical financial estimates with the Audit Committee of our Board of Directors.  Our most critical accounting policies are:

Revenue Recognition

In connection with the collaborative research and license agreement entered into with Elanco Animal Health, the Company may periodically record revenue resulting from various financial components described in the agreement.  These components may include: reimbursable expenses incurred by us pertaining to the development of certain immunological products for animal health using our delipidation immunological technology; technology access fees which provide for exclusive license rights in a limited field of use; and milestone payments for regulatory submission by Elanco, as well as the subsequent regulatory approval, if received.  In addition, the agreement provides for patent and technology royalties which are paid based on a percentage of sales revenue received by Elanco.  Consistent with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the Company recognizes revenue as reimbursable expenses are incurred, and upon the realization of the milestones as described in the agreement.  The period or periods for recognition are determined based on the ongoing obligation of the Company, if any, under the contract or Elanco’s intent to further develop the related product.

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

Prior to the adoption of FAS 123(R) in the first quarter of 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44, “Accounting for Transactions Involving Stock Compensation—an Interpretation of APB No. 25.”  The Company accounted for stock based awards to non-employees in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The impact of the adoption of FAS 123(R) is more fully described in Note 3 of the Condensed Consolidated Financial Statements.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 on January 1, 2007.  Since its adoption we have not recorded any adjustments as a result of our adoption of the new interpretation.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Our significant accounting policies are more fully described in our audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2007, which appear in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk associated with changes in interest rates relates to our investment portfolio.  We maintain an investment portfolio consisting typically of government issued securities, although at March 31, 2008, we did not have any investments on our balance sheet.  When we carry an investment balance, these investments are classified as held-to-maturity and are accounted for at their amortized cost, as per Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Every quarter we evaluate our investment portfolio and follow the guidance of FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to determine if any of our investments are impaired.  We have not booked any impairment charges during 2008 and have concluded that an impairment analysis was not necessary.  Since we held no investments at March 31, 2008, a sensitivity analysis of a 10% change in market interest rates was not performed.

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

Please refer to our Annual Report on Form 10-K filed with the SEC on March 28, 2008, which discloses legal proceedings involving the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our 2007 Form 10-K, filed on March 28, 2008.

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

Date: May 12, 2008	Lipid Sciences, Inc.

	By:	/s/ Sandra Gardiner
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

10.1

Second Amended and Restated Employment Agreement, by and between Lipid Sciences, Inc. and S. Lewis Meyer, Ph.D. Previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on March 11, 2008 and incorporated herein by reference

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.