Form 10-Q
period 2008-06-30
LIPID SCIENCES INC/
filed 2008-08-14
CIK 71478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non - Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at July 31, 2008
Common Stock
$0.001 par value	37,125,348

LIPID SCIENCES, INC.

FORM 10-Q

For the Period Ended June 30, 2008

		Page No.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, and cumulative period from Inception (May 21, 1999) to June 30, 2008	2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and cumulative period from Inception (May 21, 1999) to June 30, 2008	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

EXHIBIT INDEX		20

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Lipid Sciences, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,374	$6,459
Accounts receivable	—	4
Prepaid expenses	311	508
Other current assets	5	25
Total current assets	2,690	6,996
Property and equipment, net	259	267
Long-term lease deposits	18	18
Total assets	$2,967	$7,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,924	$2,317
Accrued related party royalties	500	250
Accrued compensation	369	604
Taxes payable	2	—
Total current liabilities	2,795	3,171
Deferred rent	16	17
Total liabilities	2,811	3,188

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and issuable; no shares outstanding	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 37,125,348 shares issued and outstanding at both June 30, 2008 and December 31, 2007	37	37
Additional paid-in capital	91,556	91,269
Deficit accumulated in the development stage	(91,437)	(87,213)
Total stockholders’ equity	156	4,093
Total liabilities and stockholders’ equity	$2,967	$7,281

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (May 21, 1999) to June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007	2008
Revenue:
Collaboration agreement revenue	$—	$137	$250	$196	$556
Grant revenue	—	—	—	—	100
Total revenue	—	137	250	196	656
Operating expenses:
Research and development(1)	1,256	2,063	2,894	3,876	71,968
Selling, general and administrative(2)	746	992	1,643	1,898	33,357
Total operating expenses	2,002	3,055	4,537	5,774	105,325
Operating loss	(2,002)	(2,918)	(4,287)	(5,578)	(104,669)
Interest and other income	17	171	63	375	4,825
Loss from continuing operations	(1,985)	(2,747)	(4,224)	(5,203)	(99,844)
Income tax benefit	—	—	—	—	8,004
Net loss from continuing operations	(1,985)	(2,747)	(4,224)	(5,203)	(91,840)
Discontinued operations:
Income from discontinued operations	—	—	—	—	582
Income tax expense	—	—	—	—	(179)
Income from discontinued operations - net	—	—	—	—	403
Net loss	$(1,985)	$(2,747)	$(4,224)	$(5,203)	$(91,437)

Loss per share – basic and diluted:
Net loss per share	$(0.05)	$(0.07)	$(0.11)	$(0.14)
Weighted average number of common shares outstanding – basic and diluted	37,125	37,120	37,125	37,120

Non-cash option compensation expense included in operating expenses:

(1)Research and development	(2)	103	88	181
(2)Selling, general and administrative	76	167	199	287

See accompanying Notes to Condensed Consolidated Financial Statements

Lipid Sciences, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		Period from Inception (May 21, 1999) to June 30,
(In thousands)	2008	2007	2008
Cash flows used in operating activities:
Net loss from continuing operations	$(4,224)	$(5,203)	$(91,840)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	63	90	1,614
Loss on disposal of assets	—	3	214
Accretion of discount on investments	—	—	(891)
Stock compensation expense for options issued to consultants, employees and advisors	287	468	9,156
Issuance of warrants to consultants	—	—	1,282
Changes in operating assets and liabilities:
Accounts receivable	4	(127)	—
Prepaid expenses and other current assets	217	90	(316)
Notes receivable	—	—	6,569
Other assets	—	—	(19)
Taxes payable	2	1	2
Accounts payable and other current liabilities	(393)	23	(120)
Accrued related party royalties	250	250	500
Accrued compensation	(235)	(137)	369
Deferred revenue	—	23	—
Deferred rent	(1)	1	17
Net cash used in operating activities of continuing operations	(4,030)	(4,518)	(73,463)

Cash flows used in investing activities:
Capital expenditures	(55)	(65)	(2,102)
Proceeds from disposal of assets	—	—	17
Purchases of investments	—	—	(91,395)
Maturities and sales of investments	—	—	92,286
Net cash used in investing activities of continuing operations	(55)	(65)	(1,194)

Cash flows provided by financing activities:
Acquisition of NZ Corporation – cash acquired	—	—	20,666
Payment of acquisition costs	—	—	(1,863)
Payment to repurchase stock	—	—	(12,513)
Proceeds from sale of common stock, net of issuance costs	—	25	36,587
Proceeds from issuance of warrants	—	—	40
Net cash provided by financing activities of continuing operations	—	25	42,917
Net decrease in cash and cash equivalents from continuing operations	(4,085)	(4,558)	(31,740)

Cash flows provided by discontinued operations:
Operating activities	—	—	38,185
Investing activities	—	—	10,837
Financing activities	—	—	(14,908)

Net cash provided by discontinued operations	—	—	34,114
Cash and cash equivalents at beginning of period	6,459	16,691	—
Cash and cash equivalents at end of period	$2,374	$12,133	$2,374

	Six Months Ended June 30,		Period from Inception (May 21, 1999) to June 30,
(In thousands)	2008	2007	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest (net of amount capitalized)	$—	$—	$839
Income tax recovered	—	—	(1,473)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING TRANSACTIONS
Acquisition of NZ Corporation:
Current assets (other than cash)	$—	$—	$1,040
Property and equipment	—	—	30,193
Commercial real estate loans	—	—	16,335
Notes and receivables	—	—	15,166
Investments in joint ventures	—	—	2,343
Current liabilities assumed	—	—	(1,947)
Long-term debt assumed	—	—	(14,908)
Deferred taxes associated with the acquisition	—	—	(7,936)
Fair value of assets acquired (other than cash)	$—	$—	$40,286

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

In the course of our research and development activities, we have incurred significant operating losses and we expect these losses to continue for the foreseeable future as we continue to invest in research and development and begin to allocate significant and increasing resources to clinical testing and other activities related to seeking approval to market our products.  As of June 30, 2008, we had cash and cash equivalents equal to approximately $2.4 million.  We anticipate that existing cash and cash equivalents, in addition to any proceeds received from current or future licensing partnerships, will provide sufficient cash to fund our operations, including our current development projects, into the fourth quarter of 2008.  We have based this estimate on current assumptions that may prove to be wrong, and we could, utilize our available capital resources sooner than we currently expect.  We will need to raise additional capital.  We intend to finance our operations through existing cash on hand, proceeds received from public or private financings, any proceeds received from our current or future licensing partnerships, and research and development grants.  If adequate funds are not available to satisfy our requirements we may have to substantially reduce or eliminate certain areas of our product development activities, significantly limit our operations, modify our business strategy, or cease business operations.

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

	At June 30,
	2008	2007
Stock options	7,288,726	7,317,006
Warrants to purchase common stock	2,626,239	3,365,749
	9,914,965	10,682,755

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

At June 30, 2008, options to purchase an aggregate of 4,645,333 shares of common stock remain available for grant under all the plans.

Other Required FAS 123(R) Disclosures

The following table represents stock option activity for the three months ended June 30, 2008:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	6,590,908	$1.81
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	42,719	9.17
Outstanding options at end of period	6,548,189	$1.76	5.47	—
Options vested and expected to vest at end of period	6,390,167	$1.77	5.39	—
Exercisable options at end of period	5,633,620	$1.86	4.96	—

The following table represents stock option activity for the six months ended June 30, 2008:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life	Aggregate Intrinsic Value
Outstanding options at beginning of period	6,796,085	$1.99
Granted	—	—
Exercised	—	—
Forfeited	10,781	1.52
Expired	237,115	8.27
Outstanding options at end of period	6,548,189	$1.76	5.47	—
Options expected to vest at end of period	6,390,167	$1.77	5.39	—
Exercisable options at end of period	5,633,620	$1.86	4.96	—

For the three and six month periods ending June 30, 2008, there is no Aggregate Instrinsic Value of options outstanding at the end of the period, options expected to vest at the end of the period, or options exerciseable at the end of the period, because the closing market price of our common stock on June 30, 2008 was below the average exercise price of the options considered in the respective valuations.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	—	4.92%	—	4.86%
Expected life of options (in years)	—	3.90	—	4.74
Expected volatility	—	76.97%	—	89.89%
Expected dividend yield	—	—	—	—
Weighted-average grant-date fair value	—	$0.75	—	$0.96

No assumptions were made for the three and six month periods ended June 30, 2008 due to no stock options being granted during the respective periods.  For the three and six month periods ended June 30, 2007, the assumptions are based on multiple factors, including historical exercise patterns of employees and post-vesting employment termination behaviors.  We use historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding.  Due to the relatively low trading volume of options on our common stock, we do not use implied volatility to determine the expected volatility of our common stock.  Rather, the historical volatility that is commensurate with the expected life of the option on the date that it is measured is used as our estimate of future expected volatility.  Since we have never paid any dividends and do not anticipate paying any dividends at least through the expected life of our stock options outstanding, we use an expected dividend yield of zero when calculating the fair value of stock options.  The risk-free interest rate for periods within the contracutal life of the option is based on the U.S. Treasury yield curve in effect at the measurement date of the option.

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

Total compensation cost for share-based payment arrangements recognized in income for the three and six month periods ended June 30, 2008 and 2007 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Employee related compensation cost	$109	$217	$293	$383
Non-employee related compensation cost	(35)	53	(6)	85
Total compensation cost recognized in income	$74	$270	$287	$468

The total compensation cost related to non-vested awards not yet recognized as of June 30, 2008 was approximately $606,000 and the weighted average expected remaining recognition period as of June 30, 2008 was approximately 1.3 years.

We did not receive any gross proceeds as no stock options were exercised in the six month period ending June 30, 2008.  We did not recognize any tax benefit related to these share-based arrangements as we are in a loss position and have a full valuation allowance against our tax benefits.

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

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement is intended to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles.  We believe that the adoption of this statement will not have a material impact on our financial position, results of operations, or cash flows.

NOTE 5:  RELATED PARTY TRANSACTIONS

In December 1999, we entered into an Intellectual Property License Agreement to obtain the exclusive worldwide rights to certain patents, trademarks, and technology with Aruba International Pty. Ltd., an Australian company controlled by Bill E. Cham, Ph.D., a founding stockholder of Pre-Merger Lipid and one of our former Directors.  As consideration for the license, we issued Aruba 4,677,060 shares of our common stock valued at $250,000.  Under this agreement, we are obligated to pay Aruba a continuing royalty on revenue in future years, subject to a minimum annual royalty amount of $500,000 and 10% of any External Research Funding initiated by Dr. Cham and received by us to further this technology, as defined in the agreement.  In November 2004, all rights, title, interest and obligations covered under the Intellectual Property License Agreement were assigned to Aruba International B.V., a Netherlands company controlled by Dr. Cham.  We have expensed to research and development approximately $125,000 in both three month periods ended June 30, 2008 and 2007 related to this agreement.  Accrued related party royalties under this agreement were $500,000 and $250,000 at June 30, 2008 and December 31, 2007, respectively.

On May 16, 2005 we entered into a consulting agreement with H. Bryan Brewer, Jr., M.D., a Director of the Company, and Washington Cardiovascular Associates, LLC (“WCA”), an entity co-owned by Dr. Brewer and his spouse, Silvia Santamarina-Fojo, Ph.D., pursuant to which WCA provides the services of Dr. Brewer as the Company’s Chief Scientific Director.  Dr. Brewer was also appointed Vice Chairman of the Company’s Board of Directors on May 16, 2005, and serves as Chairman of the Company’s Scientific Advisory Board.  The consulting agreement was for an initial three-year term.  On July 31, 2007 the consulting agreement was amended to extend the term of the consulting agreement until May 16, 2011.  Upon expiration, the agreement automatically renews for an additional three-year term unless the Company or WCA provides at least 30 days notice of intent not to renew. In consideration for Dr. Brewer’s services as Chief Scientific Director we are required to pay WCA annual fees of $395,000.  For both six month periods ended June 30, 2008, approximately $198,000 was charged to selling, general and administrative expense for fees related to the consulting agreement.  In addition to the annual fee, we granted Dr. Brewer an option award of 100,000 shares of our common stock to vest in three equal annual installments on the first, second and third anniversaries of the consulting agreement.  Dr. Brewer’s 100,000 option share award was re-priced in December 2007 as a result of the Company’s election to re-price certain stock options that had been previously granted to employees, Directors, and consultants of the Company.  The options were re-priced to the fair market value of our stock as of market closing on December 3, 2007, $0.89 per share.  The other terms of the options, including the vesting schedules, remained unchanged.  For the three month period ended June 30, 2008, approximately $5,000 was recorded as non-cash compensation income related to the stock option awarded to Dr. Brewer under the consulting agreement.  For the six month period ended June 30, 2008, approximately $11,000 was recorded as non-cash compensation expense related to the stock option awarded to Dr. Brewer under the consulting agreement.  For the three and six month periods ended June 30, 2007, approximately $5,000 and $14,000, respectively, was recorded as non-cash compensation expense related to the stock option awarded to Dr. Brewer pursuant to his consulting agreement.

On November 13, 2007, the Company entered into a consulting agreement with Dr. Santamarina-Fojo and WCA, an entity co-owned by Dr. Brewer and Dr. Santamarina-Fojo, pursuant to which WCA provides the services of Dr. Santamarina-Fojo as co-investigator responsible for the execution of all aspects of the mouse atherosclerosis study using the Company’s HDL Mimetic Peptide technology.  In consideration for Dr. Santamarina-Fojo’s services, the Company pays WCA fees of $150.00 per hour, plus reimbursement of expenses incurred in the performance of the contract.  In connection with this effort, on December 13, 2007, the Company issued to Dr. Santamarina-Fojo a non-qualified stock option to purchase 50,000 shares of common stock at an exercise price of $0.78 per share, with immediate vesting upon grant.  For the three month period ended March 31, 2008, no fees were charged to research and development expense.  For the six month period ended June 30, 2008, approximately $1,000 was charged to research and development expense for fees related to the consulting agreement.

NOTE 6:  INCOME TAX

The Company’s effective tax rate was zero for the three and six month periods ended June 30, 2008 and 2007.  The effective tax rate was calculated using an estimate of our expected annual pretax income.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The Company has established a valuation allowance against its net operating loss carryforward and credits due to uncertainty of realizing future benefits.

NOTE 7:  SUBSEQUENT EVENTS

On August 6, 2008, the Company engaged Rodman & Renshaw, LLC (“Rodman”) as its financial advisor to explore a broad range of strategic options to maximize shareholder value. The range of options to be explored includes corporate partnerships and joint ventures as well as a merger or sale of the Company or its assets. Rodman will also continue discussions the Company is having with potential partners and acquirers. The engagement agreement is for a period of three months. After such period, the agreement shall continue until terminated by either party, but no longer than February 6, 2009, unless further extended by mutual written agreement of the parties. Under the agreement, Rodman received payments of cash and shares of the Company’s stock totaling $200,000 at the time of execution and will receive additional cash and stock payments if and when a transaction is entered into based on a percentage of the aggregate total transaction value.

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

We intend to finance our operations through existing cash on hand, proceeds received from public or private financings, any proceeds received from our current or future licensing partnerships, and research and development grants.  We anticipate that existing cash and cash equivalents, in addition to any proceeds received from our current or future licensing partnerships, will provide sufficient cash to fund our operations, including our current development projects, into the fourth quarter of 2008.  In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses.  We will need to raise additional capital to fund the continued development of our technology, to meet our license and contractual obligations, and to fulfill our financial requirements.  If adequate funds are not available to satisfy our requirements we may have to substantially reduce or eliminate certain areas of our product development activities, significantly limit our operations, modify our business strategy, or cease business operations.

In November 2006, we entered into a collaborative research and license agreement with Elanco Animal Health, a division of Eli Lilly and Company, to develop one or more immunological products for animal health applications beginning with a vaccine directed against certain lipid-enveloped organisms.  Under the agreement, the Company granted to Elanco a worldwide exclusive license to research, develop, manufacture, and sell certain immunological products for animal health, which will be developed using its delipidation immunological technology.  Pursuant to the terms of the agreement, Elanco will pay for all the associated research and development expenses for each targeted product.  In exchange for the license, subject to completion of Elanco’s due diligence and sales of products meeting various thresholds, we may receive technology access fees, milestone payments and royalties.  Elanco has exercised its option for the first vaccine indication developed by us.  As a result, we received a technology access fee from Elanco and may receive payments in the future including milestone payments and royalties from product sales.

In January 2008, the Company demonstrated a positive therapeutic effect with the Company’s proprietary delipidated autologous virus vaccine in Simian Immunodeficiency Virus (“SIV”)-infected non-human primates. Primates infected with SIV are a widely-accepted model for Human Immunodeficiency Virus (“HIV”).  The 22-month study, conducted at the Yerkes National Primate Research Center at Emory University in Atlanta, included six animals in the treatment arm and six placebo animals.  Vaccination with autologous SIV, delipidated by our proprietary process, led to an average 11.5 times viral load reduction in the treated animals.  All six animals in the treatment arm of the study responded with an average drop in viral load in excess of 90%.  While the study was not powered for statistical significance, it revealed a trend of p=0.16, indicating the benefit of autologous delipidated viral vaccination in lowering viral loads in chronically-infected animals.  We are currently incorporating this data in our efforts to secure external grant funding for the development of an HIV vaccine.

In March 2008, we released the results of the intravascular ultrasound data analysis from our ‘first in man’ clinical trial initiated in June 2006.  The clinical trial, entitled “A Randomized Single-Blind, Placebo-Controlled Study to Evaluate the Safety of the Lipid Sciences’ PDS-2 in Subjects with Prior Acute Coronary Syndrome,” consisted of 28 patients (14 treatment patients and 14 placebo patients), and was conducted at the Washington Hospital Center in Washington, D.C.  Dr. Ron Waksman, Associate Director, Division of Cardiology at the Washington Hospital Center, was the principal investigator for the trial.  The intravascular ultrasound (“IVUS”) analysis was conducted at the Cardiovascular Research Institute, MedStar Research Institute, under the direction of Dr. Neil J. Weissman, Director of the Cardiac Ultrasound and Ultrasound Core Laboratories.  The clinical trial subjects were between the ages of 18 and 85 with angiographic evidence of Coronary Artery Disease in the target artery, as defined by at least one lesion with an occlusion between 20-50%.  Each potential participant underwent an initial screening, which included a blood panel and IVUS assessment to determine eligibility for enrollment and randomization into the study.  The trial consisted of a total of seven weekly delipidation/re-infusion procedures.  The treatment subjects received infusions of their own plasma that had been delipidated by the PDS-2 system; the control subjects received infusions of their own untreated plasma that had not been delipidated.  The study duration for each participant was approximately ten weeks.  The data revealed a strong trend of regression of coronary atherosclerosis as measured by IVUS in the group of patients treated by the Company’s proprietary HDL Selective Delipidation technology.  These measurements showed that the average total atheroma volume in the target coronary arteries decreased by 12.18 mm3 in the treatment group versus a 2.80 mm3 increase in the placebo group.  The effect on the average of the 10mm most diseased arterial segments was a 6.24 mm3 decrease for the treated group as compared to a 1.73 mm3 decrease in the placebo group.  While the results of this trial were not statistically significant due to the small number of patients enrolled in the trial, they were, nevertheless, an indication of the potential of this therapy to reverse coronary artery disease.  The patients in the trial tolerated the process very well, and the 93% patient retention rate demonstrated feasibility of this therapy in a clinical setting.  We will continue to analyze data from the clinical trial utilizing our PDS-2 device and prepare a final study report, as well as seek clarity from the Food and Drug Administration (“FDA”) on the design of a future pivotal trial leading to a Pre-Market Approval (“PMA”) application and subsequent approval for commercialization.  During the past 90 days, the U.S. Patent and Trademark Office issued to the Company three patents, each entitled, “Methods and Apparatus for Creating Particle Derivatives of HDL with Reduced Lipid Content.”  These patents extend the depth of coverage surrounding the Company’s HDL Therapy platform, and in particular, the proprietary Selective Delipidation process.  The Company’s patent portfolio is a critical component of its strategic plan to maximize shareholder value through the pursuit of a corporate partner related to our HDL Selective Delipidation therapy.  The Company has begun to aggressively pursue a business development campaign regarding the potential licensing or acquisition of this promising medical technology.

We have developed a synthetic form of HDL that mimics key functions of naturally-occurring human HDL.  Our lead HDL Mimetic Peptide compound, LSI-518P, and several back-up compounds have been identified and validated with an extensive battery of in vitro assays.  The lead compound was selected as a result of screenings at multiple external research sites.  In these in vitro tests, the selected mimetic peptide candidates effluxed cholesterol via the ABCA1 transporter metabolic pathway–known to be optimal for removing cholesterol from arterial plaque via the reverse cholesterol transport mechanism–at a rate similar to naturally-occurring HDL.  Having identified a lead compound, we then initiated a study designed to demonstrate its effectiveness in reducing the progression of atherosclerosis, as well as, an additional study to demonstrate its anti-inflammatory properties.  The study results demonstrated the ability to reduce the progression of atherosclerosis by 20% after four weeks of treatment (p=0.106), and by 32% (p=0.01) after eight weeks of treatment, when compared to a placebo group in a well-accepted, Apo E knockout mouse model for atherosclerosis.  This placebo-controlled study was conducted at MedStar Research Institute in Washington D.C., and the data analyzed at an independent laboratory.  Because the initial design goals of the HDL Mimetic Peptide development program have now been met, we will move to validate other key cardio-protective characteristics of LSI-518P and begin conducting a comprehensive series of toxicology studies in the next phase of the LSI-518P development program.  Additional analysis indicates that LSI-518P exhibits anti-inflammatory properties as shown by statistically significant reduction in expression of endothelial cell adhesion molecules, VCAM-1 (p< 0.02) and ICAM-1 (p < 0.01), on human coronary artery cells comparable to that of ApoA-I.

On April 22, 2008, the U.S. Patent and Trademark Office issued to the Company a patent, “A Method of Treating Cancer cells to Create a Modified Cancer Cell that Provokes an Immunogenic Response,” which covers the ability of the Company’s delipidation process to modify cancer cells and create a cancer cell antigen – demonstrating the potential of this novel process to develop a range of cancer vaccines.

Results of Continuing Operations – Three Months Ended June 30, 2008 and 2007

Revenue.  The Company did not recognize any revenue during the three month period ending June 30, 2008, compared with $137,000 of collaboration agreement revenue in the same three month period ending June 30, 2007.  This revenue is related to our collaborative research agreement entered into with Elanco in November 2006.

We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our HDL Therapy and Viral Immunotherapy platforms.

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory and business development expenses, and comprise approximately 63% of operating expenses in the three months ended June 30, 2008.  Research and development expenses decreased approximately $807,000, or 39%, to $1,256,000 in the second quarter of 2008 from $2,063,000 for the same period in 2007.  This decrease was primarily related to the conclusion of the clinical trial using our HDL Selective Delipidation technology conducted at the Washington Hospital Center in Washington, D.C., and the completion of the 22-month study of SIV-infected non-human primates, conducted at the Yerkes National Primate Research Center at Emory University in Atlanta, using our Viral Immunotherapy platform.  Partially offsetting these decreases were increased costs associated with the Company’s HDL Mimetic Peptide program.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  For the three months ended June 30, 2008, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal, finance, and accounting expenses.  General and administrative expenses decreased approximately $246,000, or 25%, from $992,000 in the three months ended June 30, 2007 to $746,000 during the same three month period in 2008.  This decrease was primarily attributed to decreased employee related expenses, stock option compensation expense, and consulting expenses.

Interest and Other Income.  Interest and other income for the three months ended June 30, 2008 decreased approximately $154,000, or 90% to $17,000, compared with $171,000 for the same period in 2007.  This decrease was primarily due to a lower cash balances and interest rate yields in the second quarter of 2008 as compared with the same period in 2007.

Results of Continuing Operations – Six Months Ended June 30, 2008 and 2007

Revenue.  We recognized $250,000 in collaboration agreement revenue in the six months ended June 30, 2008, compared with $196,000 of collaboration agreement revenue during the same period ending June 30, 2007.  This revenue relates to our collaborative research agreement entered into with Elanco in November 2006.

We have had no product revenues since our Inception (May 21, 1999).  Future product revenues will depend on our ability to develop and commercialize our HDL Therapy and Viral Immunotherapy platforms.

Research and Development Expenses.  Research and development expenses include applied and scientific research, regulatory and business development expenses.  In the six months ended June 30, 2008, research and development expenses decreased approximately $982,000 or 25% to $2,894,000, compared with $3,876,000 in the same six month period in 2007.  This decrease was primarily related to the conclusion of the clinical trial using our HDL Selective Delipidation technology conducted at the Washington Hospital Center in Washington, D.C., and the

completion of the 22-month study of SIV-infected non-human primates, conducted at the Yerkes National Primate Research Center at Emory University in Atlanta, using our Viral Immunotherapy platform.  Partially offsetting these decreases were increased costs associated with the Company’s HDL Mimetic Peptide development program.

While we allocate and track resources when required pursuant to the terms of development arrangements, our research team typically works on different platforms concurrently, and our equipment and intellectual property resources often are deployed over a range of products with a view to maximize the benefit of our investment.  Accordingly, we have not, and do not intend to, separately track the costs for each of our research projects on a product-by-product basis.  For the six months ended June 30, 2008, we estimate that the majority of our research and development expense was associated with our two primary platforms, HDL Therapy and Viral Immunotherapy.

Selling, General and Administrative Expenses.  General and administrative expenses include costs associated with our business operations, inclusive of management, legal and finance, and accounting expenses.  General and administrative expenses decreased approximately $255,000, or 13%, to $1,643,000 in the six months ended June 30, 2008 from $1,898,000 in the same period in 2007.  This decrease was primarily related to a decrease in employee-related expenses, stock compensation expense and legal expenses.

Interest and Other Income.  Interest and other income for the six months ended June 30, 2008 decreased approximately $312,000 or 83%, to $63,000 from $375,000 for the same period in 2007.  The decrease was primarily the result of lower cash balances and reduced interest rate yields during the six months ended June 30, 2008, as compared to the same period during 2007.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $4,030,000 and $4,518,000 for the six months ended June 30, 2008 and June 30, 2007, respectively, resulting primarily from operating losses incurred as adjusted for non-cash compensation charges and partially offset by the payment or accrual of prepaid expenses and accounts payable.

Net cash used by investing activities of approximately $55,000 and $65,000 for the six months ended June 30, 2008 and 2007, respectively, was the result of capital equipment purchases.

No cash was provided by, or used in, financing activities during the six months ended June 30, 2008.  During the six months ended June 30, 2007, approximately $25,000 was provided by financing activities and was attributable primarily to an adjustment to offering costs related to the December 2006 private placement of our common stock, and to the exercise of employee stock options.

Our principal uses of funds are expected to be the payment of operating expenses and continued research and development funding to support our HDL Therapy platform, the majority of which will strengthen our HDL Mimetic Peptide program.  We will seek to further develop our HDL Mimetic Peptide program, including additional pre-clinical data and toxicology studies, to support an Investigational New Drug (“IND”) filing and the initiation of Phase I clinical trials.  The expected use of funds related to our HDL Selected Delipidation technology include costs associated with the data analysis and final study report from the clinical trial utilizing our PDS-2 device, as well as obtaining clarity from the FDA on the design of a future pivotal trial leading to a PMA application and subsequent approval for commercialization.  Our primary strategy for our Viral Immunotherapy technology is to pursue external grant funding for the further development both of preventive and therapeutic vaccines, and to continue to expand our collaborative research and license agreement with Elanco to develop immunological products in the field of animal health.

As of June 30, 2008, we had cash and cash equivalents equal to approximately $2,374,000.  We anticipate that these assets will provide sufficient cash to fund our operations, including our current development projects, into the fourth quarter of 2008.  We will need to raise additional capital to fund the continued development of our technology, to meet our license and contractual obligations, and to meet our financial requirements.  We intend to finance our operations through existing cash on hand, proceeds received from public or private financings, any proceeds received from our current or future licensing partnerships, and research and development grants.  In the longer term, we expect to additionally finance our operations through revenues from product sales and licenses. However, there can be no assurance that funds secured from any of these efforts, if obtained, will be sufficient to meet the Company’s future cash requirements.  If adequate funds are not available to satisfy our requirements we may have to substantially reduce or eliminate certain areas of our product development activities, significantly limit our operations, modify our business strategy, or cease business operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk associated with changes in interest rates relates to our investment portfolio.  We maintain an investment portfolio consisting typically of government issued securities, although at June 30, 2008, we did not have any investments on our balance sheet.  When we carry an investment balance, these investments are classified as held-to-maturity and are accounted for at their amortized cost, as per Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Every quarter we evaluate our investment portfolio and follow the guidance of FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to determine if any of our investments are impaired.  We have not booked any impairment charges during 2008 and have concluded that an impairment analysis was not necessary.  Since we held no investments at June 30, 2008, a sensitivity analysis of a 10% change in market interest rates was not performed.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2008, the Company held its annual meeting of stockholders.  As of April 14, 2008, the record date for the annual meeting, there were 37,125,348 shares of common stock of the Company issued and outstanding and entitled to vote at the annual meeting.  The following items were submitted to a vote of the stockholders:

To elect two Class III members currently serving on the Board of Directors to a three year term:

	Votes for	Votes Withheld
Stephen E. Renneckar	28,167,119	548,980
Gary S. Roubin, M.D., Ph.D.	28,168,919	547,180

As a result, the following incumbent members, Stephen E. Renneckar and Gary S. Roubin, M.D., Ph.D., were elected as Directors of the Company (Class III) and will serve a term of three years, concluding at the Company’s Annual Meeting in 2011.

To Amend the Company’s Certificate of Incorporation to increase the number of Authorized Shares of Common Stock from 75,000 to 125,000.  The Total Authorized Shares will increase from 85,000 to 135,000.

Votes for	Votes Against	Votes Abstain
27,320,440	1,356,262	39,396

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

(a)          Exhibits - See Exhibit Index, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	Lipid Sciences, Inc.

	By:	/s/ Sandra Gardiner
Sandra Gardiner
Chief Financial Officer*

*Signing on behalf of the Registrant as a duly authorized officer and as the Principal Financial Officer of the Registrant

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. Previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2002 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation

3.3	Bylaws, as amended. Previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 2007 and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.